Form 10-K
period 2018-10-31
TORO CO
filed 2018-12-21
CIK 737758

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2018
or
        ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from        to
Commission file number: 1-8649
THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0580470
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 4, 2018, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $6.2 billion.
The number of shares of the registrant's common stock outstanding as of December 14, 2018 was 105,833,855.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders expected to be held March 19, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems ("ag-irrigation"), rental and specialty construction equipment, and residential yard and snow thrower products. We produced our first mower for golf course use in 1919 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1938. We have continued to enhance our product lines over the more than 100 years we have been in business. We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution company, corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2018: Professional, 74 percent; Residential, 25 percent; and Other, 1 percent.
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
Golf Market
Products for the golf course market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2018, we introduced the Outcross® 9060, a multi-purpose, turf-friendly vehicle that is designed to perform the work of a tractor and super-duty utility vehicle with multiple attachment options. In fiscal 2018, we also introduced the Groundsmaster® 1200 pull behind rotary, a new attachment compatible with the Outcross®, which is designed to deliver the same combination of productivity, durability, and superior cut as the other Groundsmaster® equipment, with features such as a 12-foot width of cut and independently articulating decks.
We manufacture and market underground irrigation systems for the golf course market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These irrigation systems are designed to use computerized management systems and a variety of other technologies to help users manage their consumption of water. Several of our golf course sprinklers are equipped with an innovative TruJectory™ feature that provides an adjustable angle of nozzle trajectory, as well as enhanced water distribution control. Our Network VP® Satellite combines modular flexibility, ease of use, and increased control in a single controller with programming to the individual station level that supports station-based flow management. Our Turf Guard® wireless soil monitoring systems are designed to measure and communicate soil moisture, salinity, and temperature through sensors to a user's software. Our R Series™ conversion assemblies enable the upgrade of select competitive sprinklers to our technologies, such as the above-mentioned TruJectory™ or ratcheting riser. Our INFINITY® Series golf course sprinklers with the Smart Access® feature are designed to provide easy access to critical components of the sprinkler without needing to dig. In fiscal 2018, we introduced the Lynx® Smart Module system, which is designed to provide greater visibility into course irrigation systems and allow superintendents to control the irrigation of their course from a web-enabled device, or via our National Support Network, which provides remote troubleshooting. Our Geolink® precision spray system for Multi Pro® sprayers is the industry's first turf-based precision spray system designed to allow repeatable sub-inch location accuracy and individual nozzle control that benefits distribution control.
Landscape Contractor Market
We market products to landscape contractors under the Toro and Exmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, as well as turf renovation and tree care equipment. We offer some products with electronic fuel injection engine options, which are designed to provide improved fuel efficiency and lower emissions. In fiscal 2018, we introduced the new line of Exmark Lazer Z® and Toro Z Master® commercial zero-turn riding mower platforms, which feature liquid-cooled diesel engines. These diesel platforms feature multiple cutting deck options, including deck widths up to 96 inches long, designed to allow landscape professionals to be more productive and withstand labor shortages.
In addition, in fiscal 2018, we acquired substantially all of the assets of, and assumed certain liabilities for, L.T. Rich Products, Inc. ("L.T. Rich"), a manufacturer of professional zero-turn spreader/sprayers, aerators, and snow and ice management equipment. The addition of these products broadens and strengthens the company’s turf renovation solutions for the landscape contractor market and includes the Z-Spray™ line of zero-turn stand-on spreader/sprayers, which are built for productivity, durability, and precise application.
Sports Fields and Grounds Market
Products for the sports fields and grounds market include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, multipurpose vehicles and debris management products, which include versatile debris vacuums, blowers, and sweepers. These products are sold through distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers. In fiscal 2018, we expanded our Toro Workman® GTX product line, which can be used for turf maintenance, towing, and industrial hauling, with all new electronic fuel injection models and attachments. The new Outcross® 9060 and Groundsmaster® 1200, discussed in more detail within the section titled "Golf Market", are also designed to be innovative, turf maintenance solutions for our customers in the sports fields and grounds market.
In fiscal 2017, we acquired the Regnerbau Calw GmbH ("Perrot") irrigation business which manufactures and markets PERROT®-branded irrigation products that provide solutions for a variety of applications. The PERROT® VP3, our piston drive, valve-in-head, pop-up sprinkler is designed to provide full coverage of sports fields without the need to have sprinklers installed on the field. The new nozzle technology on the VP3 is designed to provide casting ranges with high distribution conformity while saving water. In addition, we offer the PERROT® TRITON-L which is designed to have high rotation speed, high stability of the water jet, and top-serviceability.
Snow and Ice Management Market
Products for the snow and ice management market are marketed mainly in North America under the BOSS brand and include snowplows, salt and sand spreaders, and related parts, as well as accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor and sports fields and grounds markets, such as contractors, municipalities, and other governmental entities. As previously mentioned, we acquired L.T. Rich during fiscal 2018, which included the stand-on Snowrator®. The Snowrator® broadened our snow and ice management product portfolio and is designed to increase contractor snow and ice removal efficiency through its ability to operate on sidewalks, driveways, and other tight areas where shoveling by hand was previously necessary.
Rental and Specialty Construction Market
Products for the rental and specialty construction market include compact utility loaders, walk-behind trenchers, stump grinders, and turf renovation products. We also have a line of rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete equipment. Our compact utility loaders are the cornerstone products for our rental and specialty construction businesses, which are designed to improve the efficiency in creation and renovation of landscapes. Our Dingo® TX 1000 compact utility loader provides market leading operating capacity in a lightweight, maneuverable design. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. These products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users. However, these products are also sold through distributors and dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor market. In fiscal 2017, we introduced our MB TX 2500 Tracked Mud Buggy® featuring Endless Kevlar® reinforced tracks designed to increase job-site productivity by delivering high performance and outstanding traction on a wide range of terrains.
Underground Construction Market
We manufacture a line of directional drills and riding trenchers used to install water, gas, electric, and telecommunication distribution systems. Our underground products are used by specialty contractors worldwide. In fiscal 2018, we began shipping our innovative DD2226 directional drill featuring increased thrust, pull-back, and rotational torque designed to allow operators to pull back and turn larger reamers in tough ground conditions. The DD2226 also features our new SmartTouch® control mode designed to streamline pipe handling, reduce pipe loading cycle times, and increase overall productivity.
Residential/Commercial Irrigation and Lighting Market
Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are designed for use in residential and commercial turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have received the U.S. Environmental Protection Agency ("EPA") WaterSense award, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In late fiscal 2018, we introduced the new Irritrol KD2 Series controller, which offers a unique combination of sophisticated features and familiar operation while being compatible with our Climate Logic® Weather Sensing System, which automatically adjusts irrigation system watering times based on real-time weather data from an on-site sensor combined with historical averages.
Our retail irrigation products are designed for homeowner installation and include sprinkler heads, valves, timers, sensors, and drip irrigation systems. The XTRA SMART® ECXTRA™ sprinkler timer and its intuitive, online Scheduling Advisor™ are designed to recommend the proper watering schedule based on the local weather, plant type, and sprinkler type.
We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for residential and commercial landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. Our Light Logic™ remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. The Light Logic™ Plus system is designed to deliver cloud-based control from any location using a web-enabled computer or device for outdoor landscape features such as lighting, irrigation, and pond or fountain pumps. In fiscal 2018, we launched the new FLEX GOLDTM VIVID SERIES of LED lamps with adjustable white color temperature between 2700 – 6500K.
Agricultural-Irrigation Market
Products for the agricultural-irrigation market include products that are designed around efficient means of irrigation, including Aqua-Traxx® PBX drip tape, Neptune® flat emitter dripline, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agriculture and landscape applications. Global food demand and increased water use restrictions have continued to drive the need for more efficient irrigation solutions for agriculture, including our Aqua-Traxx® FC (flow control) drip tape that is designed to allow growers to achieve water uniformity while retaining flexibility to adjust system flow rates when needed. In addition to these core products, we offer a full complement of control devices and connection options to complete the system, including a software package used to help design drip irrigation systems. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, vineyards, landscapes, and mines. In fiscal 2018, we released our Aqua-Traxx 7/8” 5-mil, which allows for higher uniformity as opposed to tape reused for multiple seasons and is designed to reduce the need for labor.
Residential Segment
We market our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We also license our trademark on certain home solutions products as a means of expanding our brand presence.
Walk Power Mower Products
We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or push mowers. For the United Kingdom market, we offer a line of rear-roller walk power mowers, a design that provides a striped finish. In fiscal 2018, we expanded the innovative PoweReverse® and SmartStow® technology to more of our walk power mower products. The PoweReverse® technology is designed to help homeowners mow challenging areas with less effort, while the SmartStow® technology reduces the space needed for storage by allowing the mower to be stored vertically.

Riding Products
We manufacture and market riding products under the Toro brand name. Riding products consist of zero-turn radius mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories. Our TimeCutter® SS and TimeCutter® MX zero-turn radius riding mowers are equipped with our Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges with the flip of a lever without changing the blade or engine speed. In fiscal 2018, we expanded our MyRIDE® suspension system, featuring adjustable rear shocks, a suspended operator platform and a premium padded seat designed to provide exceptional comfort and smooth operation, to the TimeCutter® MX line of mowers.
Home Solutions Products
We design and market home solutions products under the Toro and Pope brand names. Our Toro brand name products include yard tools such as electric, gas, and cordless grass trimmers; electric and cordless hedge trimmers; and electric, gas, and cordless blower-vacuums. In Australia, we design and market garden product offerings, such as underground, hose and hose-end retail irrigation products under the Pope brand name. In fiscal 2018, we launched the PowerJetTM corded blower with the industry’s highest air flow volume in this category that is designed to allow homeowners to move large piles of leaves at a faster rate than other corded blowers on the market.
Snow Thrower Products
We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models, as well as a range of electric snow thrower models. Our electric snow throwers are lightweight and ideal for clearing up to six inches of snow from decks, steps, sidewalks, and small driveways. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include Power Curve® snow thrower technology, and some feature our Quick Shoot™ control system that is designed to enable operators to quickly change snow-throwing direction. Our pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our two-stage snow throwers include a line of models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. In late fiscal 2018, we began shipping the next generation of Power Max® HD two-stage snow throwers featuring expanded clearing widths, reinforced Quick Stick® chute control, all-steel construction, and new commercial grade models with options including LED headlights and hand warmers. The Toro SnowMaster® snow thrower combines the power of a two-stage snow thrower to handle deep snow with the handling and maneuverability of a lightweight, single-stage snow thrower in a design intended to increase efficiency by clearing more snow per minute.

Financial Information about International Operations and Business Segments
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, and Germany. New product development is pursued primarily in the U.S. Our net sales outside the U.S. were 24.6 percent, 24.4 percent, and 24.2 percent of total consolidated net sales for fiscal 2018, 2017, and 2016, respectively.
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to international third party customers, sales and loans to wholly-owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk. For additional information regarding our derivative instruments, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this report. For additional financial information regarding our international operations and geographical areas, and our reportable business segments, see Note 11 of the Notes to Consolidated Financial Statements, in the section entitled "Segment Data," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
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
Manufacturing and Production
In addition to most final assembly, we have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and then enter into agreements with these vendors to purchase component parts manufactured using the tooling. We also have some agreements with third party manufacturers to manufacture certain products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
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
We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand.
Raw Materials
We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. The largest spend for raw materials and components are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electric motors, all of which we purchase from several suppliers around the world. Most of the raw materials and components used in our products are affected by commodity cost pressures. In addition, certain foreign sourced raw materials and components are subject to the direct impact of tariffs. Most of the raw materials, components, parts, and accessories utilized in our products are generally commercially available from a number of sources, and are in adequate supply. However, certain items are sourced from single suppliers.
During fiscal 2018, we experienced higher commodity prices compared to the average prices paid for commodities in fiscal 2017. We strategically work to mitigate the impact of inflation on the cost of commodities and components that affect our product lines; however, we anticipate commodity prices in fiscal 2019 to be higher than average prices paid for commodities during fiscal 2018. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. Additionally, in fiscal 2018, we experienced a higher level of work stoppages because of shortages of raw materials and component parts than we experienced in fiscal 2017.
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
Seasonality
Shipments of our Residential segment products, which accounted for 25 percent of total consolidated net sales in fiscal 2018, are seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our products somewhat moderate this seasonality of our Residential segment product sales. Seasonality of Professional segment product sales also exists, but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere continue for a longer portion of the year than in Northern regions of the world. Our BOSS snow and ice management business offers a portfolio of counter-seasonal products in our Professional segment with our shipments of snowplows and salt and sand spreaders occurring primarily between April and December, which can result in variability of shipment volumes due to dependency on snowfalls for these products.
Overall, our worldwide shipment volumes are historically the highest in our fiscal second quarter and retail demand is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April as a result of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash flows from operations, cash on hand, and borrowings under our revolving credit facility, as applicable.
The following table shows total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year:

Fiscal Years	2018		2017
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings
First	21%	8%	21%	17%
Second	33	48	35	45
Third	25	29	25	25
Fourth	21%	15%	19%	13%
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
Working Capital
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production; replacement parts inventory; payroll and other administrative costs; capital expenditures; establishment of new facilities; expansion, renovation, and upgrading of existing facilities; as well as for financing receivables from customers that are not financed with Red Iron Acceptance, LLC ("Red Iron"), our joint venture with TCF Inventory Finance, Inc. ("TCFIF"). Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We fund our operations through a combination of cash flows from operations, cash on hand, and, as applicable, long-term debt, including borrowings under our revolving credit facility. Cash management is centralized, and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our revolving credit facility is available for additional working capital needs, acquisitions, or other investment opportunities.
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
On November 27, 2015, in our first quarter of fiscal 2016, we completed the sale of our Northwestern U.S. distribution company. During the remainder of fiscal 2016 and through fiscal 2017 and 2018, we owned one domestic distribution company. Our primary purpose in owning domestic distributorships is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.

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
Customers
Overall, we believe that in the long-term we are not dependent on any single customer; however, the Residential segment of our business is dependent on The Home Depot as a customer, which accounted for less than 10 percent of our total consolidated gross sales in fiscal 2018 but accounted for approximately 10 percent of our total consolidated gross sales in fiscal 2017. During fiscal 2018, no customer accounted for 10 percent or more of total consolidated gross sales. While the loss of any substantial customer, including The Home Depot, could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.
Backlog of Orders
Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2019 net sales. The approximate backlog of orders as of October 31, 2018 and 2017 was $77.8 million and $83.5 million, respectively, a decrease of 6.8 percent. Backlog orders were lower at the end of fiscal 2018 compared to the end of fiscal 2017 mainly due to timing of Professional segment customer stocking orders; this decrease was partially offset by increased orders of new products. We expect the existing backlog of orders will be filled in early fiscal 2019.
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
Internationally, our Residential segment products face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support, as appropriate, to foreign customers to remain competitive in international markets.
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

•
The U.S. federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, have implemented one or more of the following: (i) product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including the Waste Electrical and Electronic Equipment directive, which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (v) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (vi) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment; (vii) conflict minerals laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; and (viii) other product substance restriction laws, some of which require certain labeling of products, such as California Proposition 65.

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
We are also involved in the evaluation and environmental clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our Consolidated Financial Position or Results of Operations.

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
We continue to provide financing in the form of open account terms directly to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; ag-irrigation dealers and distributors; government customers; and rental companies. Some products sold to independent dealers in Australia are financed by a third-party finance company.
End-User Financing
We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S, Australia, and select countries in Europe. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products.
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
Employees
During fiscal 2018, we employed an average of 6,888 employees. The total number of employees as of October 31, 2018 was 6,715. We consider our employee relations to be good.

As of October 31, 2018, we had four collective bargaining agreements that expire in October 2019, October 2020, March 2022, and May 2022, and cover approximately 16 percent of our total employees.
Available Information
We are a U.S. public reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at http://www.sec.gov.
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
We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file with, or furnish to, the SEC.
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
Because the functional currency of most of our foreign operations is the applicable local currency, and because our financial reporting currency is the U.S. dollar, preparation of our Consolidated Financial Statements requires that we translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates that have affected our operating results and could continue to result in declines in our reported net sales and net earnings. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker U.S. dollar and Mexican peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. We may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the EU. While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various foreign exchange contracts, these instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.
Increases in the cost of raw materials, components, parts and accessories that we purchase and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other commodities, and components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. To the extent that commodity costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, increases in the cost of such raw materials, components, parts and accessories may adversely affect our profit margins. Furthermore, changes to international trade policies or agreements could result in additional tariffs, duties or other charges on raw materials, components, parts or accessories we import into the U.S. and/or use in our products. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs and/or freight rates may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses.
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

Disruption in the availability of raw materials, components, parts and accessories used in our products has, and could continue to, adversely affect our business.
Although most of the raw materials, components, parts and accessories used in our products are generally commercially available from a number of sources and in adequate supply, certain items are sourced from single suppliers. Any disruption in the availability of raw materials, components, parts and accessories used in our products, including as a result of labor staffing or other challenges that may be experienced by our suppliers, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business.
Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions for agricultural markets; the timing and occurrence of winter weather conditions; the demand for our products in the rental and specialty construction markets; the availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.
Our Professional segment products are sold by distributors or dealers, or directly to government customers, rental companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Accordingly, our professional segment net sales are impacted by golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; continued acceptance of, and demand for, ag-irrigation solutions for agricultural markets; the timing and occurrence of winter weather conditions; the demand for our products in the rental and specialty construction markets; residential and commercial construction activity; availability of cash or credit on acceptable terms to finance new product purchases; and the amount of government spending for new grounds maintenance equipment. Among other things, any one or a combination of the following factors could have an adverse effect on our Professional segment net sales:

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

•	low or reduced levels of commercial and residential construction, resulting in a decrease in demand for our products;

•	a decline in acceptance of and demand for ag-irrigation solutions for agricultural markets and our products in the rental and specialty construction markets; and

•	government budgetary constraints resulting in reduced government spending for grounds maintenance equipment.
Our Residential segment net sales are dependent upon consumers buying our Residential segment products at dealers, mass retailers, and home centers, such as The Home Depot, Inc.; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
The elimination or reduction of shelf space assigned to our residential products or other changes to the placement of our products by mass retailers and home centers, such as The Home Depot, could adversely affect our Residential segment net sales. Our Residential segment net sales also are dependent upon buying patterns of customers and changing buying patterns of our customers could result in reduced sales of one or more of our Residential segment products. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points than dealers, we have experienced increased demand and sales of our Residential segment products purchased at mass retailers and home centers. The Home Depot is a substantial customer of ours, which accounted for less than 10 percent of our total consolidated gross sales in fiscal 2018 but accounted for approximately 10 percent and 11 percent of total consolidated gross sales in fiscal 2017 and 2016, respectively. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose The Home Depot or any other substantial customer. However, the loss of any substantial customer, a significant reduction in sales to The Home Depot or other customers, or our inability to maintain adequate product placement at retailers and home centers or our inability to respond to future changes in buying patterns of customers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results can be impacted as a result of significant sales or promotional events for our Residential products.

Changes in our product mix between reportable segments and/or within a reportable segment could adversely impact our financial performance, including profit margins and net earnings.
Our Professional segment products generally have higher profit margins than our Residential segment products. Our financial performance, including our profit margins and net earnings, can be impacted depending on the mix of products we sell during a given period. For example, if we experience lower sales of our Professional segment products that generally carry higher profit margins than our Residential segment products, our financial performance, including profit margins and net earnings, could be negatively impacted. Similarly, within each reportable segment, if we experience lower sales of products that generally carry higher profit margins, our financial performance, including profit margins and net earnings, could be negatively impacted.
We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.
One of our growth strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value while supplementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, investments, or partnerships will, in fact, produce any benefits. Acquisitions, alliances, joint ventures, investments, and partnerships may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:

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

•	inability to successfully integrate or develop a distribution channel for acquired product lines;

•	potential loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;

•	delays or challenges in transitioning distributors and dealers of acquired businesses to using our Red Iron financing joint venture with TCFIF;

•	violation of confidentiality and non-compete obligations or agreements by employees of an acquired business;

•	adverse impact on overall profitability if our expanded operations do not achieve the financial results projected in our valuation models;

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
Changes in composition of, financial viability of, and the relationships with, our distribution channel customers could negatively impact our business and operating results.
If we fail to maintain an effective network of dealers and distributors for our products, we may not have adequate market coverage for the optimal level of sales of our products. Our distribution channel customers may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. If we are not able to maintain effective distribution channels, if our distribution channel customers are not successful in the marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distribution channel customers, our sales could decline and have an adverse effect on our business and operating results. Any weak demand for, or quality issues with, our products may cause our distribution channel customers to reduce or terminate their relationships with us or adversely affect our ability to engage new dealers and distributors. If adverse economic or business conditions or other events causes a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. In addition, this could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product. Changes in the ownership or control of our distribution channel customers could also adversely affect our relationships with them.
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
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Germany, Poland,

Romania, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, and Germany. Our net sales outside the U.S. were 24.6 percent, 24.4 percent, and 24.2 percent of our total consolidated net sales for fiscal 2018, 2017, and 2016, respectively. International markets have been, and will continue to be, a focus for us for revenue growth, both organically and through acquisitions. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including the implications of the United Kingdom's process for exiting the EU, implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distribution channel customers to risks inherent in operating in foreign jurisdictions. These risks include:

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

•
withdrawal from or revisions to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

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
We currently manufacture most of our products at eight locations in the U.S., two locations in Mexico, and one location in each of Australia, Italy, the United Kingdom, Romania, Germany, Poland, and China. We have several locations that serve as distribution centers, warehouses, test labs, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. We also market our products through domestic and international distributors, as well as a large number of dealers, hardware retailers, home centers, mass retailers and online, and source raw materials, components, parts and accessories from a variety of international and domestic suppliers.
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
Our production labor needs, and those of our suppliers, fluctuate throughout the year. Any failure by us, or our suppliers, to hire and/or retain a production labor force to adequately staff manufacturing operations or by the production labor force to adequately and safely perform their jobs could, among other things, result in a disruptions in our manufacturing process, which have, and could continue to, adversely affect our business and operating results and, our reputation could suffer.
Our production labor needs, and those of our suppliers, fluctuate throughout the year. During periods of peak manufacturing activity it is often necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff hired during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as regular production employees. In addition, as a result of low unemployment rates, a limited workforce population available in areas around the locations where we, or our suppliers, manufacture products, or other factors, we, or our suppliers, may not have a sufficient pool of experienced and competent individuals available to fulfill production labor requirements on a cost-effective basis or otherwise. If we, or our suppliers, are unable to hire and/or retain a production labor force to adequately staff manufacturing operations, particularly during periods of peak manufacturing activity, or if production staff are not adequately trained or do not adhere to protocols established to create a safe workplace, we could experience, among other things, disruptions in our manufacturing processes, which could adversely impact our business, operating results and reputation.
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
Our business, properties, and products are subject to governmental policies and regulations, with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results.
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, our business is subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations that may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, including as a result of the Tax Act, which individually or in combination may cause our effective tax rate to increase or result in tax charges, (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare costs or, (iii) changes to U.S. or international trade policies or agreements that could result in additional tariffs, duties or other charges on raw materials, components, parts or accessories that we import and/or use in our products. Although we believe that we are in substantial compliance with currently applicable laws, rules, policies, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, policies, and regulations on our business, properties, or products. Any of these laws, rules, policies, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of, or demand for, some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, policies, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to compliance with any such laws, rules, policies or regulations that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results. Other laws or regulations impacting our supply chain, such as the United Kingdom Modern Slavery Act, or data privacy requirements, such as the General Data Protection Regulation, may have similar consequences.
Changes in accounting standards, policies, or assumptions utilized in determining accounting estimates could adversely affect our financial statements, including our operating results and financial condition.
In preparing the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we must make decisions that impact our results of operations and/or financial condition. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations, as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board ("FASB"), Public Company Accounting Oversight Board, and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards that govern the preparation of our Consolidated Financial Statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. For example, recently, the FASB issued Accounting Standards Update ("ASU") No. 2014-09,

Revenue from Contracts with Customers, and ASU No. 2016-02, Leases, that amend the accounting standards and related disclosure requirements related to revenue recognition and lease accounting, respectively. Additionally, the adoption of ASU 2016-09, Stock-based Compensation, during the first quarter of fiscal 2017 has added, and we expect that it will continue to add, variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the trading price of our common stock. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our annual and quarterly reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our Consolidated Financial Statements. Future changes to accounting standards could modify the accounting policies and procedures that are currently utilized in the preparation of our Consolidated Financial Statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our Consolidated Financial Statements, results of operations, and financial condition. For additional information regarding our accounting policies, accounting pronouncements adopted, and accounting pronouncements not yet adopted, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Critical Accounting Policies and Estimates” and Note 1, "Summary of Significant Accounting Policies and Related Data" of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.
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
We are expanding and renovating our corporate and other facilities, primarily driven by our need to expand the capacity available for our manufacturing operations and office space. These expansion efforts include renovating our corporate facilities located in Bloomington, Minnesota and expanding and/or renovating certain of our other facilities, such as our Tomah, Wisconsin manufacturing facility and Ankeny, Iowa distribution center. We financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our corporate and other facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in manufacturing processes, delivery of raw materials, shipping finished goods, and data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.
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
We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results, including for example the organic revenue growth and operating earnings goals of our employee initiative, Vision 2020. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
As of October 31, 2018, we utilize manufacturing, distribution, warehouse, and office facilities totaling approximately 6.5 million square feet of space worldwide. We had approximately 72 acres of excess land in Wisconsin adjacent to a distribution center, 70 acres of land in Minnesota utilized as a testing and storage facility, and 21 acres of land in California used as a testing site. Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition and management believes we have sufficient manufacturing capacity for production in fiscal 2019, although efforts for the expansion and renovation of certain facilities for future operational growth are underway as of October 31, 2018. These expansion and renovation efforts include renovating our corporate facilities located in Bloomington, Minnesota and expanding and renovating certain of our other facilities, such as our Tomah, Wisconsin manufacturing facility and Ankeny, Iowa distribution center. Our significant facilities are listed below by location, ownership, and function as of October 31, 2018:

Location	Ownership	Products Manufactured / Use
Abilene, TX	Leased	Office, professional products, and service center
Althengstett, Germany	Owned	Professional products, distribution facility, and office
Ankeny, IA	Leased	Residential and professional distribution center
Baraboo, WI	Leased	Professional and residential distribution center
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Beverley, Australia	Owned	Professional products, distribution center, service area, and office
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
Braeside, Australia	Leased	Distribution center, service area, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Distribution center
El Cajon, CA	Owned/Leased	Professional products, distribution center, test site, and office
El Paso, TX	Owned/Leased	Components for professional and residential products, warehouse and distribution center
Fiano Romano, Italy	Owned/Leased	Professional products, distribution center, and office
Fresno, CA	Leased	Professional products warehouse
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution center, test lab, and office
Iron Mountain, MI	Owned/Leased	Professional products, distribution facility, and office
Juarez, Mexico	Leased	Professional and residential products
Lebanon, IN	Leased	Professional products, distribution center, and office
Oevel, Belgium	Owned	Distribution center, service area, and office
Ploiesti, Romania	Owned	Professional products, distribution center, test facility, and office
Plymouth, WI	Owned	Professional and residential parts distribution center
Riverside, CA	Owned/Leased	Professional products, test facility, distribution center, and office
Sanford, FL	Leased	Professional products and distribution center
Shakopee, MN	Owned	Components for professional and residential products
St. Louis, MO	Leased	Distribution facility, service area, and office
Tomah, WI	Owned/Leased	Professional products and distribution center
Ustron, Poland	Owned	Professional products, distribution facility, and office
Windom, MN	Owned/Leased	Residential and professional products and warehouse
Xiamen City, China	Leased	Professional and residential products and related components, distribution center, and office
ITEM 3.   LEGAL PROCEEDINGS
We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation, administrative, and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. For a description of our material legal proceedings, see Note 12 of the Notes to Consolidated Financial Statements, in the section entitled "Litigation" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report, which is incorporated into this Item 3 by reference.

ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 14, 2018, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 54, Chairman of the Board, President and Chief Executive Officer
Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business, and Distributor Development. From March 2013 through May 2014, he served as Vice President, International Business. From March 2012 to March 2013, he served as Vice President, Exmark.

Judy L. Altmaier 57, Vice President, Exmark
Vice President, Exmark since June 2013. From October 2011 to June 2013, she served as Vice President, Operations and Quality Management. On October 11, 2018, Ms. Altmaier notified the company of her decision to retire, which is effective January 4, 2019.

William E. Brown, Jr. 57, Group Vice President, Residential and Contractor Businesses
Group Vice President, Residential and Contractor Businesses since February 2016. From March 2013 through January 2016, he served as Group Vice President, Commercial and Irrigation Businesses. From March 2012 to March 2013, he served as Group Vice President, International and Commercial Businesses. On November 12, 2018, Mr. Brown notified the company of his decision to retire, which is effective January 11, 2019.

Jody M. Christy 50, Vice President, BOSS
Vice President, BOSS since December 2018. From June 2016 to November 2018, he served as General Manager, BOSS. At the time of the acquisition of BOSS in November 2014 to May 2016, he served as Director, Engineering for BOSS. Prior to the acquisition of BOSS in November 2014, from January 2012 to October 2014, he served as the Head of Engineering for BOSS.

Amy E. Dahl 44, Vice President, Human Resources and Distributor Development
Vice President, Human Resources since April 2015, and in December 2016 she assumed responsibility for our distributor development activity. From June 2013 through March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to June 2013, she served as Assistant General Counsel and Assistant Secretary.

Timothy P. Dordell 56, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007.
Blake M. Grams 51, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to June 2013, he served as Vice President, Corporate Controller.
Bradley A. Hamilton 54, Group Vice President, Commercial, International, and Irrigation Businesses
Group Vice President, Commercial, International, and Irrigation Businesses since October 2018. From November 2017 to September 2018, he served as Group Vice President, Commercial and International Businesses. From October 2016 to November 2017, he served as Vice President, Commercial Business. From April 2015 to October 2016, he served as General Manager, Commercial Business. From June 2014 through March 2015, he served as Managing Director, Distributor Development and Financial Services. From March 2012 through May 2014, he served as Director, Distributor Development.

Renee J. Peterson 57, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer.
Darren L. Redetzke 54, Vice President, International Business	Vice President, International Business since April 2015. From August 2010 to April 2015, he served as Vice President, Commercial Business.
Richard W. Rodier 58, Vice President, Commercial Business
Vice President, Commercial Business since November 2017. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.

Kurt D. Svendsen 52, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations.

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". As of October 31, 2018 and 2017, we had 175,000,000 shares of common stock authorized, $1.00 par value. As of October 31, 2018 and 2017, we had 105,600,652 and 106,882,972 shares of common stock outstanding, respectively. In each quarter of fiscal 2018, our Board of Directors declared a common stock cash dividend of $0.20 per share, which was a 14.3 percent increase over our common stock cash dividend of $0.175 per share paid in each quarter of fiscal 2017. As announced on December 6, 2018, our Board of Directors increased our fiscal 2019 first quarter common stock cash dividend by 12.5 percent to $0.225 per share from the quarterly common stock cash dividend paid in the first quarter of fiscal 2018. Future common stock cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Preferred Stock
As of October 31, 2018 and 2017, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock authorized, $1.00 par value. No shares of preferred stock were outstanding as of October 31, 2018 and 2017.
Shareholders
As of December 14, 2018, we had approximately 3,026 shareholders of record.
Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2018.

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 4, 2018 through August 31, 2018	—	$—	—	2,545,728
September 1, 2018 through September 28, 2018	143,714	62.31	143,714	2,402,014
September 29, 2018 through October, 31 2018	1,668	56.87	—	2,402,014
Total	145,382	$62.24	143,714

[1]
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This program has no expiration date but may be terminated by the company's Board of Directors at any time. The company repurchased 143,714 shares during the period indicated above under this program and 2,402,014 shares remained available to repurchase under this program as of October 31, 2018.

[2]
Includes 1,668 units (shares) of the company's common stock purchased in open-market transactions at an average price of $56.87 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,668 shares were not repurchased under the company's repurchase program described in footnote 1 above.

On December 4, 2018, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.

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
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2013 through October 31, 2018.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index,
and Peer Group
*$100 invested on 10/31/13 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2013	2014	2015	2016	2017	2018
The Toro Company	$100.00	$106.08	$131.28	$169.41	$224.89	$204.20
S&P 500	100.00	117.27	123.37	128.93	159.40	171.11
Peer Group	$100.00	$112.14	$97.98	$114.82	$167.74	$154.11
The industry peer group is based on companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and currently includes: AGCO Corporation, Briggs & Stratton Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology Plc, ITT Inc., Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Parker-Hannifin Corporation, Pentair Plc, Snap-On Inc., Teleflex Inc., Terex Corporation, and The Timken Company. The following two companies previously included in the peer group have been eliminated from the peer group entirely due to their dissolution and acquisition, respectively, during fiscal 2018: The Alpine Group and General Cable Corporation.

ITEM 6.   SELECTED FINANCIAL DATA
The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2018. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal Years Ended October 31	2018 [1,4]	2017 [1]	2016 [1]	2015 [1,2]	2014 [2]
OPERATING RESULTS:
Net sales	$2,618,650	$2,505,176	$2,392,175	$2,390,875	$2,172,691
Net sales growth from prior year	4.5%	4.7%	0.1%	10.0%	6.4%
Gross profit as a percentage of net sales	35.9%	36.8%	36.6%	35.0%	35.6%
Selling, general, and administrative expense as a percentage of net sales	21.7%	22.6%	22.6%	22.5%	23.5%
Operating earnings	$373,085	$355,110	$334,396	$299,114	$263,157
As a percentage of net sales	14.2%	14.2%	14.0%	12.5%	12.1%
Net earnings	$271,939	$267,717	$230,994	$201,591	$173,870
As a percentage of net sales	10.4%	10.7%	9.7%	8.4%	8.0%
Basic net earnings per share	$2.56	$2.47	$2.10	$1.81	$1.54
Diluted net earnings per share	$2.50	$2.41	$2.06	$1.78	$1.51
Return on average stockholders' equity	43.1%	44.7%	43.0%	44.7%	45.3%
SUMMARY OF FINANCIAL POSITION:
Total assets	$1,570,984	$1,493,787	$1,384,572	$1,300,429	$1,188,904
Average net working capital as a percentage of net sales[3]	13.7%	13.8%	15.9%	16.0%	15.1%
Long-term debt, including current portion	$312,549	$331,887	$350,961	$374,723	$350,445
Stockholders' equity	$668,916	$617,092	$550,035	$462,165	$408,727
Debt-to-capitalization ratio	31.8%	35.0%	39.0%	44.8%	47.6%
CASH FLOW DATA:
Cash provided by operating activities	$364,805	$360,748	$384,285	$249,592	$196,894
Purchases of Toro common stock	$160,435	$159,354	$109,986	$105,964	$101,674
Cash dividends per share of Toro common stock	$0.80	$0.70	$0.60	$0.50	$0.40
OTHER STATISTICAL DATA:
Market price range:
High sales price	$67.81	$73.86	$49.50	$37.91	$33.68
Low sales price	$53.80	$46.37	$32.35	$30.10	$27.88
Average number of employees	6,888	6,853	6,834	6,682	5,979

[1]	The company's Consolidated Financial Statements include results of the BOSS business from November 14, 2014, the date of acquisition.

[2]	Per share data and sales prices have been adjusted for prior periods presented to reflect the impact of the company's two-for-one stock split effective September 16, 2016.

[3]	Average net working capital is defined as average net accounts receivable plus average net inventory, less average accounts payable.

[4]
The company's net earnings and basic and diluted net earnings per share were significantly impacted by the enactment of U.S. Tax Reform during fiscal 2018. For additional information regarding the impact of U.S. Tax Reform on fiscal 2018 Results of Operations, refer to the section entitled "Results of Operations" included in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the prior fiscal year. Our MD&A is presented in six sections:

•	Company Overview

•	Results of Operations

•	Business Segments

•	Financial Position

•	Non-GAAP Financial Measures

•	Critical Accounting Policies and Estimates
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with accounting principles generally accepted in the United States ("GAAP"), as information supplemental and in addition to the financial measures presented in this report that are calculated and presented in accordance with GAAP. This MD&A contains certain non-GAAP financial measures, consisting of adjusted net earnings, adjusted net earnings per diluted share, and an adjusted effective tax rate as measures of our operating performance. Management believes these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These measures, however, should not be construed as an alternative to any other measure of performance determined in accordance with GAAP. Our net earnings, diluted net earnings per share ("EPS"), and effective tax rate for fiscal year 2016 were not impacted by the effects of U.S. Tax Reform or ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, and accordingly, have not been adjusted within the following sections of this MD&A.
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
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution company, corporate activities, and the elimination of intersegment revenues and expenses.
Summary of Fiscal 2018 Results
In fiscal 2018, we achieved net sales of $2,618.7 million and net earnings growth of 1.6 percent. Our fiscal 2018 results included the following items of significance:

•
Net sales for fiscal 2018 increased by 4.5 percent to $2,618.7 million when compared to fiscal 2017. The sales increase was primarily driven by strong demand for our Professional segment products, as well as the successful introduction of new innovative products in the Professional and Residential segments.

•	Professional segment net sales grew 7.5 percent in fiscal 2018 compared to fiscal 2017.

•	Residential segment net sales decreased 2.8 percent in fiscal 2018 compared to fiscal 2017.

•
International net sales for fiscal 2018 increased by 5.1 percent compared to fiscal 2017. Foreign currency exchange rates favorably impacted our international net sales by approximately $12.5 million in fiscal 2018. International net sales comprised 24.6 percent of our total consolidated net sales in fiscal 2018 compared to 24.4 percent in fiscal 2017 and 24.2 percent in fiscal 2016.

•
Our net earnings were significantly impacted by the provisions of U.S. Tax Reform during fiscal 2018. Fiscal 2018 net earnings of $271.9 million increased 1.6 percent compared to fiscal 2017, and diluted net earnings per share increased 3.7 percent to $2.50 in fiscal 2018 compared to $2.41 in fiscal 2017. Fiscal 2018 non-GAAP adjusted net earnings of $290.1 million increased 17.0 percent compared to fiscal 2017, and non-GAAP adjusted diluted net earnings per share increased 19.7 percent to $2.67 in fiscal 2018 compared to $2.23 in fiscal 2017.

•	Gross margin was 35.9 percent in fiscal 2018, a decrease of 90 basis points from 36.8 percent in fiscal 2017.

•	Selling, general, and administrative ("SG&A") expense was 21.7 percent as a percentage of net sales in fiscal 2018, a decrease of 90 basis points from 22.6 percent in fiscal 2017.

•
Receivables increased by 5.5 percent as of the end of fiscal 2018 compared to the end of fiscal 2017. Our inventory levels were up by 8.9 percent as of the end of fiscal 2018 compared to the end of fiscal 2017.

•
Our field inventory levels were up as of the end of fiscal 2018 compared to the end of fiscal 2017, mainly due to higher Professional segment field inventory driven by strong channel demand in our landscape contractor, golf and grounds, and rental and specialty construction equipment businesses.

•
We continued our history of paying quarterly cash dividends in fiscal 2018. We increased our fiscal 2018 quarterly cash dividend by 14.3 percent to $0.20 per share compared to our quarterly cash dividend in fiscal 2017 of $0.175 per share.

Please refer to the sections entitled “Results of Operations", "Business Segments", and "Financial Position" included in Part II, Item 7 of this report for additional details concerning our financial results for fiscal 2018. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Vision 2020
Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through our Vision 2020 initiative, we have set specific goals intended to help us drive organic revenue and operating earnings growth.
Organic Revenue Growth
We intend to pursue strategic growth of our existing businesses and product categories with an organic revenue goal to achieve at least five percent or more of organic revenue growth in each of the three fiscal years of this initiative. For purposes of this goal, we define organic revenue growth as the increase in net sales, less net sales from acquisitions that occurred in the current fiscal year. In fiscal year 2018, we fell short of this goal by achieving 3.7 percent organic revenue growth.
Operating Earnings
Additionally, as part of our Vision 2020 initiative growth goals, we have set an operating earnings goal to increase operating earnings as a percentage of net sales to 15.5 percent or higher by the end of fiscal 2020. We are tracking short of this goal as fiscal year 2018 realized 14.2 percent of operating earnings as a percentage of net sales.

RESULTS OF OPERATIONS
United States Tax Reform
On December 22, 2017, the U.S. enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, which significantly modified the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, which resulted in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to Toro.
In response to the Tax Act, the SEC provided guidance by issuing Staff Accounting Bulletin No. 118 ("SAB 118"), which has since been codified by the release of ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under Accounting Standards Codification ("ASC") Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-05 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.
As of October 31, 2018, we have completed the accounting for the effects of the Tax Act. We have estimated the impacts of the Tax Act on our annual effective tax rate, and have recorded tax expense of $19.3 million for the remeasurement of deferred tax assets and liabilities and tax expense of $13.4 million for the deemed repatriation tax. These tax expense amounts significantly impacted our results of operations for the fiscal year ended October 31, 2018. Please reference the sections below titled "Provision for Income Taxes" and "Net Earnings" within this MD&A for further information regarding the impacts of the Tax Act on Toro for the fiscal year ended October 31, 2018.
While we have recorded amounts in fiscal 2018 for the items expected to most significantly impact our Consolidated Financial Statements, many of the provisions of the Tax Act are not effective for us until the fiscal year ending October 31, 2019. Accordingly, we have not yet reached a final conclusion on the overall impacts of the Tax Act.
Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Overview
The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	(64.1)	(63.2)	(63.4)
Gross margin	35.9	36.8	36.6
SG&A expense	(21.7)	(22.6)	(22.6)
Operating earnings	14.2	14.2	14.0
Interest expense	(0.7)	(0.8)	(0.8)
Other income, net	0.7	0.7	0.6
Provision for income taxes	(3.8)	(3.4)	(4.1)
Net earnings	10.4%	10.7%	9.7%
Fiscal 2018 Compared with Fiscal 2017
Net Sales
Worldwide net sales in fiscal 2018 were $2,618.7 million compared to $2,505.2 million in fiscal 2017, an increase of 4.5 percent. This net sales increase was primarily attributable to the following factors:

•
Increased sales of Professional segment products, which were primarily driven by strong channel demand and a successful new product introduction for our landscape contractor zero-turn radius riding mowers, continued growth in our golf and grounds businesses, sales of new products as a result of our acquisition of L.T. Rich, strong channel demand for our rental and specialty construction equipment, higher shipments of our snow and ice management products, and incremental sales and strong demand for our Perrot-branded irrigation products.

•
Decreased sales of Residential segment products were primarily due to unfavorable weather conditions during the key selling seasons for zero-turn radius riding mowers, snow products, walk power mowers, and Pope-branded products.

•
Net sales in international markets increased by 5.1 percent in fiscal 2018 compared to fiscal 2017, mainly due to strong channel demand for our golf and grounds equipment, higher sales of Perrot-branded irrigation products, increased shipments of Professional segment zero-turn radius riding mowers, and successful product introductions within the Residential and Professional segments. These increases were partially offset by decreased sales of Pope-branded products and Residential segment zero-turn radius riding mowers and walk power mowers due to unfavorable weather conditions during the key selling seasons. Changes in foreign currency exchange rates positively impacted our international net sales by approximately $12.5 million in fiscal 2018.

Gross Margin
Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for a description of expenses included in cost of sales. Gross margin decreased by 90 basis points to 35.9 percent in fiscal 2018 from 36.8 percent in fiscal 2017. This decrease was mainly the result of the following factors:

•	Higher costs of commodities, primarily steel and resin.

•	Higher freight rates.

•	Manufacturing supply challenges.

•	Unfavorable impact of import tariffs on purchased raw materials and component parts.
Somewhat offsetting those unfavorable factors were:

•	Cost reduction efforts from productivity and process improvement initiatives.

•	Net price realization on Professional segment products.

•	Favorable foreign currency exchange rate fluctuations.

•	Favorable segment mix from a higher mix of Professional segment product sales.
Selling, General, and Administrative Expense
SG&A expense increased $2.2 million, or 0.4 percent, in fiscal 2018 compared to fiscal 2017. See Note 1 of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2018 was 21.7 percent compared to 22.6 percent in fiscal 2017, a decrease of 90 basis points. As a percentage of net sales, our SG&A expense rate decrease was primarily due to the following factors:

•	Lower incentive compensation expense due to company performance against our multi-year employee initiative Vision 2020 and annual management incentives.

•	Leveraging of expenses over higher sales volume, partially offset by increased engineering expense for investments in new product development.
Interest Expense
Interest expense for fiscal 2018 decreased 0.1 percent compared to fiscal 2017.

Other Income, Net
Other income, net consists mainly of our proportionate share of income or losses from equity investments (from Red Iron), currency exchange rate gains and losses, litigation settlements and recoveries, interest income, dividend income, other income, and retail financing revenue. Other income for fiscal 2018 was $18.4 million compared to $17.2 million in fiscal 2017, an increase of $1.2 million. The increase in other income, net was primarily due to higher earnings from our equity investment in Red Iron of $1.2 million and higher interest income on marketable securities of $0.9 million. These increases were partially offset by lower gains realized on foreign currency exchange rate fluctuations of $1.0 million.
Provision for Income Taxes
The effective tax rate for fiscal 2018 was 27.0 percent compared to 24.2 percent in fiscal 2017. The effective tax rate was significantly impacted by the enactment of the Tax Act during fiscal 2018. The increase in the effective tax rate was driven by the remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.4 million, payable over eight years. In addition to these one-time charges resulting from the Tax Act during fiscal 2018, the increase in the effective tax rate was driven by a $5.2 million year-over-year decrease in the benefit of the excess tax deduction for share-based compensation, which includes a $6.1 million unfavorable impact on the benefit due to the reduction in the federal corporate tax rate. These increases were partially offset by a benefit of $30.8 million during fiscal 2018, resulting from the reduction in the federal corporate tax rate on all items other than the excess tax deduction for share-based compensation.
The adjusted effective tax rate for fiscal 2018 was 22.1 percent, compared to an adjusted effective tax rate of 29.8 percent in fiscal 2017. The adjusted effective tax rate for fiscal 2018 excludes one-time charges associated with the Tax Act of $32.7 million and a benefit of $14.6 million for the excess tax deduction for share-based compensation. The adjusted effective tax rate for fiscal 2017 excludes the benefit of $19.7 million for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Net Earnings
Fiscal 2018 net earnings were $271.9 million compared to $267.7 million in fiscal 2017, an increase of 1.6 percent. Fiscal 2018 diluted net earnings per share were $2.50, an increase of 3.7 percent from $2.41 per diluted share in fiscal 2017. Net earnings for fiscal 2018 were significantly impacted by the enactment of the Tax Act. As previously mentioned, the impact from the enactment of the Tax Act was driven by the remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.4 million, payable over eight years. The unfavorable impact of these one-time charges during fiscal 2018 was partially offset by a benefit of $24.7 million resulting from the reduction in the federal corporate tax rate.
Adjusted net earnings for fiscal 2018 were $290.1 million, or $2.67 per diluted share, compared to $248.0 million, or $2.23 per diluted share, in fiscal 2017, an increase of 19.7 percent per diluted share. Fiscal 2018 adjusted net earnings excludes one-time charges associated with the Tax Act of $32.7 million, or $0.30 per diluted share, and a benefit of $14.6 million, or $0.13 per diluted share, for the excess tax deduction for share-based compensation. Fiscal 2017 adjusted net earnings excludes a benefit of $19.7 million, or $0.18 per diluted share, for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
In addition, as a result of reduced shares outstanding from repurchases of our common stock, fiscal 2018 net earnings per diluted share and adjusted net earnings per diluted share were benefited by approximately $0.06 per diluted share.
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
Somewhat offsetting those favorable factors were higher costs of commodities, primarily steel and resin, and higher freight costs.
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
The adjusted effective tax rate for fiscal 2017 was 29.8 percent, compared to an unadjusted effective tax rate of 30.1 percent in fiscal 2016. The adjusted effective tax rate for fiscal 2017 excludes the benefit of $19.7 million for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

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
Adjusted net earnings for fiscal 2017 were $248.0 million, or $2.23 per diluted share, compared to unadjusted net earnings of $231.0 million, or $2.06 per diluted share, in fiscal 2016, an increase of 8.3 percent per diluted share. Fiscal 2017 adjusted net earnings excludes a benefit of $19.7 million, or $0.18 per diluted share, for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
BUSINESS SEGMENTS
As more fully described in Note 11 of the Notes to Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. Operating loss for our Other activities includes earnings (loss) from our wholly-owned domestic distribution company, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on our reportable business segments' and Other activities net sales and operating results.
Professional Segment
Professional segment net sales represented approximately 74 percent of consolidated net sales for fiscal 2018, 72 percent for fiscal 2017, and 71 percent for fiscal 2016. The following table shows the Professional segment net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2018	2017	2016
Net sales	$1,947.0	$1,811.7	$1,705.3
% change from prior year	7.5%	6.2%	4.0%
Operating earnings	$399.8	$379.5	$352.1
As a percent of net sales	20.5%	20.9%	20.6%

Segment Net Sales
Worldwide net sales for the Professional segment in fiscal 2018 were up by 7.5 percent compared to fiscal 2017 primarily as a result of the following factors:

•
Higher shipments of our landscape contractor zero-turn radius riding mowers driven by strong channel demand and a successful new product introduction for our diesel-powered Exmark Lazer® and Toro Z Master®.

•
Continued growth in our golf and grounds businesses driven by increased shipments of our Reelmaster®, Groundsmaster®, and Greensmaster® series mowers, as well as increased shipments of Multi Pro® application equipment and Workman® utility vehicles.

•	Incremental sales of new products within our landscape contractor and snow and ice management businesses as a result of our acquisition of L.T. Rich.

•	Strong channel demand for our Dingo® TX 1000 compact utility loader within our rental and specialty construction business.

•	Higher shipments of our snow and ice management products due to strong preseason channel demand.

•	Increased sales of irrigation products mainly driven by incremental sales and strong demand for Perrot-branded irrigation products, as well as golf project growth.
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
Somewhat offsetting those increases for fiscal 2017 were unfavorable foreign currency exchange rate fluctuations.
Segment Earnings
Operating earnings for the Professional segment in fiscal 2018 increased 5.4 percent compared to fiscal 2017. Expressed as a percentage of net sales, Professional segment operating earnings decreased by 40 basis points to 20.5 percent in fiscal 2018 compared to 20.9 percent in fiscal 2017. The following factors impacted Professional segment operating earnings as a percentage of net sales for fiscal 2018:

•	Lower gross margin in fiscal 2018 compared to fiscal 2017 mainly due to higher commodity and freight rates, manufacturing supply challenges, and unfavorable product mix, partially offset by net price realization and favorable foreign currency exchange rate fluctuations.

•	A decline in SG&A expense rate in fiscal 2018 compared to fiscal 2017 primarily due to lower incentive compensation expense and leveraging SG&A expense over higher sales volumes.
Operating earnings for the Professional segment in fiscal 2017 increased 7.8 percent compared to fiscal 2016. Expressed as a percentage of net sales, Professional segment operating earnings increased by 30 basis points to 20.9 percent in fiscal 2017 compared to 20.6 percent in fiscal 2016. The following factors impacted Professional segment operating earnings as a percentage of net sales for fiscal 2017:

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
The domestic field inventory levels of our Professional segment products were higher as of the end of fiscal 2018 compared to the end of fiscal 2017, primarily due to higher field inventory for our landscape contractor, golf and grounds, and rental and specialty construction equipment businesses driven by strong channel demand.
Residential Segment
Residential segment net sales represented approximately 25 percent of consolidated net sales for fiscal 2018, 27 percent for fiscal 2017, and 28 percent for fiscal 2016. The following table shows the Residential segment net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2018	2017	2016
Net sales	$654.4	$673.2	$669.1
% change from prior year	(2.8)%	0.6%	(7.8)%
Operating earnings	$64.8	$74.7	$73.7
As a percent of net sales	9.9%	11.1%	11.0%
Segment Net Sales
Worldwide net sales for the Residential segment in fiscal 2018 were down by 2.8 percent compared to fiscal 2017 primarily as a result of the following factors:

•	Fewer shipments of zero-turn radius riding mowers and walk power mowers driven by unfavorable spring weather conditions in fiscal 2018.

•	Lower snow product sales due to below average snowfall early in the fiscal 2018 season.

•	Lower sales of Pope-branded irrigation products in Australia mainly due to unfavorable weather conditions during the fourth quarter of fiscal 2018.

These decreases were partially offset by the successful introduction of the redesigned lines of our Hayter-branded walk power mowers and Power Max® HD snow thrower products.
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
Segment Earnings
Operating earnings for the Residential segment in fiscal 2018 decreased 13.2 percent compared to fiscal 2017. Expressed as a percentage of net sales, Residential segment operating earnings decreased 120 basis points to 9.9 percent in fiscal 2018 compared to 11.1 percent in fiscal 2017. The following factors impacted Residential segment operating earnings as a percentage of net sales for fiscal 2018:

•
Lower gross margin in fiscal 2018 compared to fiscal 2017 mainly due to higher commodity costs and the unfavorable impact of import tariffs, partially offset by favorable foreign currency exchange rate fluctuations and freight cost reductions efforts.

•	A slight increase in the SG&A expense rate in fiscal 2018 compared to fiscal 2017 primarily due to fixed SG&A costs over lower sales volume.
Operating earnings for the Residential segment in fiscal 2017 increased 1.4 percent compared to fiscal 2016. Expressed as a percentage of net sales, Residential segment operating earnings increased 10 basis points to 11.1 percent in fiscal 2017 compared to 11.0 percent in fiscal 2016. The following factors impacted Residential segment operating earnings as a percentage of net sales for fiscal 2017:

•
Higher gross margin in fiscal 2017 compared to fiscal 2016 mainly due to favorable product mix and favorable operational productivity from production efficiencies, partially offset by higher commodity costs and freight expense.

•	An increased SG&A expense rate attributable to higher incentive and engineering expense as a percentage of net sales.
The domestic field inventory levels of our Residential segment products as of the end of fiscal 2018 were consistent with the levels of fiscal 2017.

Other Activities
Net sales for our Other activities, which includes our wholly owned domestic distributor, represented approximately 1 percent of consolidated net sales for each of fiscal 2018, 2017, and 2016. During the first quarter of fiscal 2016, we sold our Northwestern U.S. distribution company. The following table shows the net sales and operating losses for our Other activities:

(Dollars in millions)
Fiscal Years Ended October 31	2018	2017	2016
Net sales	$17.2	$20.2	$17.7
% change from prior year	(14.8)%	14.1%	(30.6)%
Operating losses	$(92.2)	$(101.0)	$(95.3)
Other Net Sales
Net sales for our Other activities includes sales from our wholly owned domestic distribution company less sales from the Professional and Residential segments to that distribution company. Net sales for our Other activities in fiscal 2018 decreased $3.0 million compared to fiscal 2017, primarily due to fewer shipments of our golf and grounds equipment sold through our wholly owned domestic distribution company.
Net sales for our Other activities in fiscal 2017 were up $2.5 million compared to fiscal 2016, primarily due to strong demand for our golf and grounds equipment that was sold through our wholly owned domestic distribution company.
Other Operating Loss
Operating loss for our Other activities in fiscal 2018 decreased by 8.7 percent compared to fiscal 2017. This loss decrease was primarily attributable to lower incentive compensation expense due to company performance against our multi-year employee initiative Vision 2020 and annual management incentives, higher earnings from our equity investment in Red Iron, and higher interest income on marketable securities, partially offset by lower gains realized on foreign currency exchange rate fluctuations.
Operating loss for our Other activities in fiscal 2017 increased by 6.0 percent compared to fiscal 2016. This loss increase was primarily attributable to higher incentive expense due to improved company performance.
FINANCIAL POSITION
Working Capital
Our strategy for fiscal 2018 continued to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period. As of the end of fiscal 2018, our average net working capital improved to 13.7 percent compared to 13.8 percent as of the end of fiscal 2017 mainly due to higher average accounts payable and higher net sales, partially offset by higher average inventory.
The following table highlights several key measures of our working capital performance:

(Dollars in millions)
Fiscal Years Ended October 31	2018	2017
Average cash and cash equivalents	$237.6	$266.3
Average receivables, net	$214.7	$208.4
Average inventories, net	$404.5	$367.0
Average accounts payable	$259.3	$228.7
Average days outstanding for receivables	29.9	30.4
Average inventory turnover (times)	4.2	4.3
The following factors impacted our working capital during fiscal 2018:

•
Average net receivables increased by 3.0 percent in fiscal 2018 compared to fiscal 2017 due to increased sales in fiscal 2018. Our average days outstanding for receivables decreased to 29.9 days in fiscal 2018 compared to 30.4 days in fiscal 2017.

•
Average inventories increased by 10.2 percent in fiscal 2018 compared to fiscal 2017. Inventory levels as of the end of fiscal 2018 compared to the end of fiscal 2017 were up by $29.3 million, or 8.9 percent, primarily due to higher Professional segment forecasted retail demand, increased work in process inventory due to supply challenges, and incremental inventory from the acquisition of L.T. Rich.

•	Average accounts payable increased by 13.4 percent in fiscal 2018 compared to fiscal 2017, mainly due to initiatives to manage our payables, which included extending payment terms with suppliers.
Capital Expenditures and Other Long-Term Assets
Fiscal 2018 capital expenditures of $90.1 million were $31.8 million higher than fiscal 2017. This increase was mainly attributable to fiscal 2018 facilities renovations, replacement of production process equipment, investments in new technology, and expansion of capacity. Capital expenditures for fiscal 2019 are expected to be approximately $85.0 million as we plan to continue to invest in our facilities, new product tooling, new technology in production processes and equipment, replacement of production equipment, and expansion of capacity.
Long-term assets as of October 31, 2018 were $676.3 million compared to $633.9 million as of October 31, 2017, an increase of $42.4 million. This increase was driven mainly by purchases of property, plant, and equipment and the acquisition of L.T. Rich in the second quarter of fiscal 2018, partially offset by decreased deferred income taxes due to the remeasurement required under the Tax Act. Included in long-term assets as of October 31, 2018 was goodwill in the amount of $225.3 million. Based on our annual goodwill impairment analysis, we determined there was no impairment of goodwill during fiscal 2018 for any of our reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill.
Cash Flow
Cash flows provided by/(used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table:

(Dollars in millions)	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2018	2017	2016
Operating activities	$364.8	$360.7	$384.3
Investing activities	(127.9)	(83.8)	(48.9)
Financing activities	(252.1)	(245.3)	(182.9)
Effect of exchange rates on cash	(5.9)	5.0	(5.2)
Net increase/(decrease) in cash and cash equivalents	(21.1)	36.7	147.3
Cash and cash equivalents as of fiscal year end	$289.1	$310.3	$273.6
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2018, cash provided by operating activities increased by $4.1 million, or 1.1 percent, from fiscal 2017. This increase was mainly driven by higher net earnings, which include the unfavorable non-cash charge related to the remeasurement of deferred income taxes required under the Tax Act. The increase in net earnings was partially offset by increased net inventories due to higher Professional segment forecasted retail demand and increased work in process inventory due to supply challenges and a lower year-over-year benefit from extending accounts payable terms as a component of our working capital initiatives.
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
Cash Flows from Investing Activities
Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us to meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2018 increased by $44.2 million from fiscal 2017 mainly due to higher purchases of property, plant, and equipment, cash utilized for the acquisition of L.T. Rich in the second quarter of fiscal 2018, and minority investments in unconsolidated entities.
Cash used in investing activities in fiscal 2017 increased by $34.8 million from fiscal 2016 mainly due to cash utilized for the acquisition of the Perrot business in the first quarter of fiscal 2017 and higher purchases of property, plant, and equipment.
Cash Flows from Financing Activities
Cash used in financing activities in fiscal 2018 was $252.1 million compared to $245.3 million in fiscal 2017, an increase of $6.8 million. This increase in cash used in financing activities was mainly due to increased cash dividends paid on our common stock, higher payments of withholding taxes for stock awards, and more cash used for common stock repurchases, partially offset by higher proceeds from the exercise of stock options.
Cash used in financing activities in fiscal 2017 was $245.3 million compared to $182.9 million in fiscal 2016. The increase in cash used in financing activities was mainly due to more cash used for common stock repurchases, lower proceeds from stock-based compensation, and increased cash dividends paid on our common stock in fiscal 2017 compared to fiscal 2016.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2018 decreased by $21.1 million compared to the end of fiscal 2017.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases for at least the next twelve months. As of October 31, 2018, cash and cash equivalents held by our foreign subsidiaries were approximately $104.3 million. Notwithstanding the deemed repatriation under the Tax Act and other previously taxed income, we consider that $42.5 million of cash and cash equivalents held by our foreign subsidiaries are intended to be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. At this time, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.

Seasonal cash requirements are financed from operations, cash on hand, and borrowings under our revolving credit facility, as applicable. In June 2018, we replaced our prior revolving credit facility and term loan, which were scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that, among other things, increases our borrowing capacity to $600 million, from $150 million, and expires in June 2023. Included in our $600 million revolving credit facility is a $10 million sublimit for standby letters of credit and a $30 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
Loans under the revolving credit facility (other than swingline loans) bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of (a) total indebtedness to (b) consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the fourth quarter of fiscal 2018 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade.
Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2018, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of October 31, 2018, and we expect to be in compliance with all covenants during fiscal 2019. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of October 31, 2018, we had $312.5 million of outstanding long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, and $91.0 million outstanding under our revolving credit facility. These long-term debt amounts were partially offset by debt issuance costs and deferred charges of $2.3 million related to our outstanding long-term debt. Our revolving credit facility is classified as long-term debt within our Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility and we currently intend to keep the balance outstanding for at least twelve months. In addition to the $91.0 million outstanding under our revolving credit facility as of October 31, 2018, we had $1.5 million outstanding under the sublimit for standby letters of credit as of October 31, 2018 and $507.5 million of unutilized availability under our revolving credit facility. In addition, our domestic and non-U.S. operations maintain import letters of credit in the aggregate amount of approximately $13.5 million. As of October 31, 2018, we had $6.7 million of outstanding import letters of credit.
Capital Structure
The following table details the components of our total capitalization and debt-to-capitalization ratio:

(Dollars in millions)
October 31	2018	2017
Long-term debt, including current portion	$312.5	$331.9
Stockholders' equity	$668.9	$617.1
Debt-to-capitalization ratio	31.8%	35.0%
Our debt-to-capitalization ratio decreased in fiscal 2018 compared to fiscal 2017 primarily due to an increase in stockholders' equity from higher net earnings, as well as repayments of our long-term debt, partially offset by repurchases of our common stock and an increase in cash dividends paid on our common stock in fiscal 2018 as compared to fiscal 2017.
Cash Dividends
In each quarter of fiscal 2018, our Board of Directors declared a common stock cash dividend of $0.20 per share, which was a 14.3 percent increase over our common stock cash dividend of $0.175 per share paid each quarter in fiscal 2017. On December 4, 2018, our Board of Directors increased our fiscal 2019 first quarter common stock cash dividend by 12.5 percent to $0.225 per share from the quarterly common stock cash dividend paid in the first quarter of fiscal 2019.
Share Repurchases
During fiscal 2018, we continued to repurchase shares of our common stock in the open market, thereby reducing our total shares outstanding. As of October 31, 2018, 2,402,014 shares remained available for repurchase under our Board authorization. Our repurchase program also provides shares for use in connection with our equity compensation plans. We expect to continue repurchasing shares of our common stock in fiscal 2019, depending upon market conditions.
The following table provides information with respect to repurchases of our common stock during the past three fiscal years:

(Dollars in millions, except share and per share data)
Fiscal Years Ended October 31	2018	2017	2016
Shares of Board authorized common stock purchased	2,579,864	2,710,837	2,625,913
Cost to repurchase common stock	$160.4	$159.4	$110.0
Average price paid per share	$62.19	$58.78	$41.88
On December 4, 2018, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.
Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCFIF, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Under a separate arrangement, TCFCFC provides inventory financing to dealers of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,959.7 million of new receivables for dealers and distributors during fiscal 2018, of which $446.1 million of net receivables were outstanding as of October 31, 2018.
Some independent international dealers continue to finance their products with a third-party financing company. This third-party financing company purchased $29.8 million of receivables from us during fiscal 2018, of which $13.0 million was outstanding as of October 31, 2018.
We enter into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by them. As of October 31, 2018, we were contingently liable to repurchase up to a maximum amount of $10.5 million of inventory related to receivables under these financing arrangements. We have repurchased immaterial amounts of inventory from third party financing companies and Red Iron over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product up to but not exceeding our limited obligation, which could have an adverse effect on our operating results.
We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron provides financing arrangements; ag-irrigation dealers and distributors; government customers; and rental companies.
End-User Financing
We have agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S., Australia, and select countries in Europe. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products. We have no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for lease payments to the third-party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2018 was $6.7 million.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Distributor Financing
Occasionally, we enter into long-term loan agreements with some distributors. These transactions are used for expansion of the distributors' businesses, acquisitions, refinancing working capital agreements, or facilitation of ownership transitions. As of October 31, 2018, we had outstanding notes receivable in the amount of $0.8 million, which is included in other current and long-term assets on our Consolidated Balance Sheets.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes our contractual obligations as of October 31, 2018:

(Dollars in thousands)	Payments Due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt[1]	$—	$—	$91,000	$225,000	$316,000
Interest payments[2]	19,157	38,313	37,288	141,737	236,495
Deemed repatriation tax payments[3]	1,179	2,130	2,130	7,989	13,428
Deferred compensation arrangements[4]	547	—	—	—	547
Purchase obligations[5]	9,660	—	—	—	9,660
Operating leases[6]	16,165	24,752	17,271	21,086	79,274
Other[7]	10,003	6,999	3,837	—	20,839
Total	$56,711	$72,194	$151,526	$395,812	$676,243

[1]	Principal payments in accordance with our credit facilities and long-term debt agreements.

[2]	Interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2018.

[3]	The Tax Act imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates, payable over eight years.

[4]
The unfunded deferred compensation arrangements, covering certain current and retired management employees, consist primarily of salary and bonus deferrals under our deferred compensation plans. Our estimated distributions in the contractual obligations table are based upon a number of assumptions, including termination dates and participant elections.

[5]	Purchase obligations represent contracts or commitments for the purchase of raw materials.

[6]	Operating lease obligations do not include payments to property owners covering real estate taxes and common area maintenance.

[7]
Payment obligations in connection with the renovation and expansion of our manufacturing facility located at Tomah, Wisconsin and corporate information technology payment obligations, as well as other miscellaneous contractual obligations.

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
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to our operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, marketing and distribution activities. Refer to the section titled "Contractual Obligations" within this MD&A for our future payment obligations under our operating lease agreements.
We also have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, and TCFCFC in which inventory receivables for certain dealers and distributors are financed by Red Iron or TCFCFC. More information regarding the terms and our arrangements with Red Iron and TCFCFC are disclosed herein under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data."
Additionally, we use letters of credit and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. As of October 31, 2018, we had $8.2 million in outstanding letters of credit issued, which include amounts outstanding on our standby letter of credit under our revolving credit facility and import letters of credit. As of October 31, 2018, we did not have an outstanding balance on our surety bonds.
Market Risk
Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 13 of the Notes to Consolidated Financial Statements.
Inflation
We are subject to the effects of inflation, deflation, and changing prices. During fiscal 2018, the average cost of commodities and components purchased were higher compared to the average cost of commodities and components in fiscal 2017. We strategically work to mitigate the impact of inflation on the cost of commodities and components that affect our product lines; however, we anticipate that the average cost for commodities and components will be higher in fiscal 2019, as compared to fiscal 2018. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity and component cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

The following table provides reconciliations of financial measures calculated and reported in accordance with GAAP as well as adjusted non-GAAP financial measures for the fiscal years ended October 31, 2018 and October 31, 2017. We believe these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business. Our net earnings, diluted EPS, and effective tax rate for fiscal year 2016 were not impacted by the effects of U.S. Tax Reform or ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, and accordingly, have not been adjusted within the following table.

The following is a reconciliation of our net earnings, diluted EPS, and effective tax rate to our adjusted net earnings, adjusted diluted EPS, and adjusted effective tax rate:

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Fiscal Year Ended	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
As Reported - GAAP	$271,939	$267,717	$2.50	$2.41	27.0%	24.2%
Impacts of tax reform[1]:
Net deferred tax asset revaluation[2]	19,274	—	0.18	—	(5.2)%	—%
Deemed repatriation tax[3]	13,428	—	0.12	—	(3.6)%	—%
Benefit of the excess tax deduction for share-based compensation[4]	(14,555)	(19,720)	(0.13)	(0.18)	3.9%	5.6%
As Adjusted - Non-GAAP	$290,086	$247,997	$2.67	$2.23	22.1%	29.8%

[1]
The actual impact of U.S. tax reform may differ from our estimates, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and changes in our structure or business model.

[2]
Signed into law on December 22, 2017, the Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate requires the re-measurement of our net deferred taxes as of the date of enactment, which resulted in non-cash charge of $19.3 million during fiscal 2018.

[3]
The Tax Act imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates which resulted in a charge of $13.4 million during fiscal 2018, payable over eight years.

[4]
In the first quarter of fiscal 2017, we adopted ASU No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. We recorded discrete tax benefits of $14.6 million and $19.7 million as excess tax deductions for share-based compensation during fiscal years 2018 and 2017, respectively. The Tax Act reduced the U.S. federal corporate tax rate, which reduced the tax benefit related to share-based compensation by $6.1 million for fiscal 2018.

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
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting estimates include the following:
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

•
Incentive Discounts: Our costs for incentive discount programs are based on our customers’ purchase or retail sales goals of certain quantities or mixes of product during a specified time period, which are tracked on an annual or quarterly basis depending on the program.

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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment and whenever events or changes in circumstances indicate that impairment may have occurred. We test goodwill for impairment at the reporting unit level and test indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets, but the income approach is utilized for both to determine fair value when a quantitative analysis is required. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets using the present value of future cash flows. Assumptions utilized in determining fair value under the income approach, such as forecasted growth rates and weighted-average cost of capital ("WACC"), are consistent with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses or a different WACC rate could result in impairment losses.
Individual indefinite-lived intangible assets, or asset groups, are tested for impairment by comparing the carrying amounts of the respective asset, or asset group, to its estimated fair value. Our estimate of the fair value for an indefinite-lived intangible asset, or asset group, uses projected revenues from our forecasting process, assumed royalty rates, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess.
In conducting our goodwill impairment test, we may elect to first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for goodwill impairment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, we have an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each reporting unit, as well as historical versus planned performance. Additionally, each reporting unit is assessed for critical areas that may impact its business, including macroeconomic conditions, market-related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to projected financial results. All assumptions used in the qualitative assessment require significant judgment. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment may exist, a quantitative test for goodwill impairment is performed.
If performed due to identified impairment indicators under the qualitative assessment, the duration of time since the most recent quantitative goodwill impairment test, or our election to bypass the qualitative assessment and move directly to the quantitative analysis, the quantitative goodwill impairment test is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The carrying amount of each reporting unit is determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. We do not assign corporate assets and liabilities to reporting units that do not relate to the operations of the reporting unit or are not considered in determining the fair value of the reporting unit. Our estimate of the fair value of our reporting units utilizes various inputs and assumptions, including projected operating results and growth rates from our forecasting process, applicable tax rates and a WACC rate. Where available, and as appropriate, comparable market multiples and our company's market capitalization are also used to corroborate the results of the discounted cash flow models. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 in our Notes to Consolidated Financial Statements in the sections entitled "New Accounting Pronouncements Adopted" and "New Accounting Pronouncements Not Yet Adopted", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third party customers, sales and loans to wholly-owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro. We may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the European Union. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker U.S. dollar and Mexican peso generally have a positive effect.
To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset changes in values of the related exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to Note 13 in our Notes to Consolidated Financial Statements, in the section entitled "Derivative Instruments and Hedging Activities", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2019 through fiscal 2021. All items are non-trading and stated in U.S. dollars. As of October 31, 2018, the average contracted rate, notional amount, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7486	$98,226.5	$4,849.2
Buy U.S. dollar/Sell Canadian dollar	1.3028	31,056.0	145.1
Buy U.S. dollar/Sell Euro	1.2083	124,702.6	4,214.1
Buy U.S. dollar/Sell British pound	1.3480	49,632.3	1,664.1
Buy Mexican peso/Sell U.S. dollar	20.5453	2,595.7	15.3
Buy Japanese yen/Sell U.S. dollar	112.9760	$39.8	$—
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our market risk on interest rates relates primarily to LIBOR-based interest rates on our revolving credit facility, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Included in long-term debt is $223.9 million of fixed-rate debt that is not subject to variable interest rate fluctuations and a $91.0 million LIBOR-based revolving credit facility, which is subject to market risk based on changes in LIBOR rates. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations. As of October 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $260.5 million compared to its carrying amount of $221.5 million. Market risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $12.9 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.
Commodity Cost Risk
Most of the raw materials used in our products are exposed to commodity cost changes. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. We generally purchase commodities and components based upon market prices that are established with vendors as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. In fiscal 2018, our manufacturing facilities entered into these fixed-price contracts for approximately 50 percent of their monthly-anticipated usage.
Further information regarding changing costs of commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report in the section entitled "Inflation."
Equity Price Risk
The trading price volatility of our common stock impacts compensation expense related to our stock-based compensation plans. Refer to Note 9 in our Notes to Consolidated Financial Statements, in the section entitled "Stock-Based Compensation Plans", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for additional information regarding our stock-based compensation plans.

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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2018. Our internal control over financial reporting as of October 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer

December 21, 2018

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes and financial statement schedule listed in 15 (a) 2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
December 21, 2018

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2018	2017	2016
Net sales	$2,618,650	$2,505,176	$2,392,175
Cost of sales	1,677,639	1,584,339	1,517,580
Gross profit	941,011	920,837	874,595
Selling, general and administrative expense	567,926	565,727	540,199
Operating earnings	373,085	355,110	334,396
Interest expense	(19,096)	(19,113)	(19,336)
Other income, net	18,408	17,187	15,400
Earnings before income taxes	372,397	353,184	330,460
Provision for income taxes	100,458	85,467	99,466
Net earnings	$271,939	$267,717	$230,994

Basic net earnings per share of common stock	$2.56	$2.47	$2.10

Diluted net earnings per share of common stock	$2.50	$2.41	$2.06

Weighted-average number of shares of common stock outstanding – Basic	106,369	108,312	109,834

Weighted-average number of shares of common stock outstanding – Diluted	108,657	111,252	111,987
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2018	2017	2016
Net earnings	$271,939	$267,717	$230,994
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(222), $0, and $(161), respectively	(8,408)	10,127	(7,102)
Pension and retiree medical benefits, net of tax of $254, $2,536, and $(1,294), respectively	1,035	4,347	(973)
Derivative instruments, net of tax of $2,899, $(1,123), and $(605), respectively	7,415	(158)	(518)
Other comprehensive income (loss), net of tax	42	14,316	(8,593)
Comprehensive income	$271,981	$282,033	$222,401
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2018	2017
ASSETS
Cash and cash equivalents	$289,124	$310,256
Receivables, net:
Customers, net of allowances (2018 - $2,228; 2017 - $2,147)	185,128	176,008
Other	8,050	7,065
Total receivables, net	193,178	183,073
Inventories, net	358,259	328,992
Prepaid expenses and other current assets	54,076	37,565
Total current assets	894,637	859,886
Property, plant and equipment, net	271,459	235,230
Deferred income taxes	38,252	64,083
Goodwill	225,290	205,029
Other intangible assets, net	105,649	103,743
Other assets	35,697	25,816
Total assets	$1,570,984	$1,493,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$26,258
Accounts payable	256,575	211,752
Accrued liabilities:
Warranty	76,214	74,155
Advertising and marketing programs	89,450	85,934
Compensation and benefit costs	50,850	58,576
Insurance	7,909	6,887
Interest	7,249	7,542
Other	44,388	50,692
Total current liabilities	532,635	521,796
Long-term debt, less current portion	312,549	305,629
Deferred revenue	24,909	24,761
Deferred income taxes	1,397	1,726
Other long-term liabilities	30,578	22,783
Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 105,600,652 shares as of October 31, 2018 and 106,882,972 shares as of October 31, 2017	105,601	106,883
Retained earnings	587,252	534,329
Accumulated other comprehensive loss	(23,937)	(24,120)
Total stockholders' equity	668,916	617,092
Total liabilities and stockholders' equity	$1,570,984	$1,493,787
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2018	2017	2016
Cash flows from operating activities:
Net earnings	$271,939	$267,717	$230,994
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(11,143)	(9,960)	(9,588)
Distributions from finance affiliate, net	9,228	8,050	9,848
Provision for depreciation and amortization	61,277	64,986	64,097
Stock-based compensation expense	12,161	13,517	10,637
Deferred income taxes	25,255	(6,887)	10,075
Other	507	202	(464)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(10,365)	(17,701)	15,785
Inventories, net	(29,770)	(15,611)	23,192
Prepaid expenses and other assets	(11,744)	(3,424)	(905)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	47,460	59,859	30,614
Net cash provided by operating activities	364,805	360,748	384,285
Cash flows from investing activities:
Purchases of property, plant and equipment	(90,124)	(58,276)	(50,723)
Proceeds from asset disposals	151	199	310
Proceeds from sale of a business	—	—	1,500
Investments in unconsolidated entities	(6,750)	(1,500)	—
Acquisitions, net of cash acquired	(31,202)	(24,181)	—
Net cash used in investing activities	(127,925)	(83,758)	(48,913)
Cash flows from financing activities:
Short-term debt repayments, net	—	—	(1,161)
Payments on long-term debt	(19,757)	(19,136)	(24,107)
Proceeds from exercise of stock options	17,243	10,274	20,226
Payments of withholding taxes for stock awards	(4,095)	(1,294)	(2,013)
Purchases of Toro common stock	(160,435)	(159,354)	(109,986)
Dividends paid on Toro common stock	(85,031)	(75,758)	(65,890)
Net cash used in financing activities	(252,075)	(245,268)	(182,931)

Effect of exchange rates on cash and cash equivalents	(5,937)	4,979	(5,161)
Net (decrease) increase in cash and cash equivalents	(21,132)	36,701	147,280
Cash and cash equivalents as of the beginning of the fiscal period	310,256	273,555	126,275
Cash and cash equivalents as of the end of the fiscal period	$289,124	$310,256	$273,555

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$19,979	$19,457	$19,883
Income taxes	$75,805	$97,057	$82,225
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2015	$109,302	$382,706	$(29,843)	$462,165
Cash dividends paid on common stock - $0.60 per share	—	(65,890)	—	(65,890)
Issuance of 1,801,136 shares for stock options exercised and restricted stock units vested	1,801	17,225	—	19,026
Stock-based compensation expense	—	10,637	—	10,637
Contribution of stock to a deferred compensation trust	—	1,200	—	1,200
Purchase of 2,675,575 shares of common stock	(2,676)	(109,323)	—	(111,999)
Excess tax benefits from stock-based awards	—	12,495	—	12,495
Other comprehensive loss	—	—	(8,593)	(8,593)
Net earnings	—	230,994	—	230,994
Balance as of October 31, 2016	108,427	480,044	(38,436)	550,035
Cash dividends paid on common stock - $0.70 per share	—	(75,758)	—	(75,758)
Issuance of 1,185,601 shares for stock options exercised and restricted stock units vested	1,186	8,268	—	9,454
Stock-based compensation expense	—	13,517	—	13,517
Contribution of stock to a deferred compensation trust	—	820	—	820
Purchase of 2,730,022 shares of common stock	(2,730)	(157,918)	—	(160,648)
Cumulative effect adjustment ASU 2016-16	—	(2,361)	—	(2,361)
Other comprehensive loss	—	—	14,316	14,316
Net earnings	—	267,717	—	267,717
Balance as of October 31, 2017	106,883	534,329	(24,120)	617,092
Cash dividends paid on common stock - $0.80 per share	—	(85,031)	—	(85,031)
Issuance of 1,495,367 shares for stock options exercised and restricted stock units vested	1,496	14,310	—	15,806
Stock-based compensation expense	—	12,161	—	12,161
Contribution of stock to a deferred compensation trust	—	1,437	—	1,437
Purchase of 2,777,687 shares of common stock	(2,778)	(161,752)	—	(164,530)
Reclassification due to the adoption of ASU 2018-02	—	(141)	141	—
Other comprehensive income	—	—	42	42
Net earnings	—	271,939	—	271,939
Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RELATED DATA
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of The Toro Company and its wholly-owned subsidiaries (the "company"). The company uses the equity method to account for investments over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these equity method investments. The cost method is used to account for investments in entities that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies. These cost method investments are recorded at cost within the Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.
Accounting Estimates
In preparing the Consolidated Financial Statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotions and incentives accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, and future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets. These estimates and assumptions are based on management's best estimates and judgments at the time they are made. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.

Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2018, cash and cash equivalents held by the company's foreign subsidiaries were approximately $104.3 million.
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
Inventory Valuations
Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories. The first-in, first-out ("FIFO") method is used for all other inventories, and constituted 31.0 percent of total inventories as of October 31, 2018 and 2017. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. During fiscal 2018 and fiscal 2017 LIFO layers were not reduced.
Inventories were as follows (in thousands):

October 31	2018	2017
Raw materials and work in process	$115,280	$100,077
Finished goods and service parts	315,179	295,716
Total FIFO value	430,459	395,793
Less: adjustment to LIFO value	72,200	66,801
Total inventories, net	$358,259	$328,992

Property and Depreciation
Property, plant and equipment are carried at cost. The company provides for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, including leasehold improvements, are generally depreciated over 10 to 40 years. Machinery and equipment are generally depreciated over two to 15 years and tooling costs are generally depreciated over three to five years. Software and web site development costs are generally amortized over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2018, 2017, and 2016, the company capitalized $0.9 million, $0.3 million, and $0.5 million of interest, respectively.
Property, plant and equipment was as follows (in thousands):

October 31	2018	2017
Land and land improvements	$39,607	$38,060
Buildings and leasehold improvements	209,686	194,995
Machinery and equipment	349,550	349,976
Tooling	211,756	197,299
Computer hardware and software	83,338	88,152
Construction in process	35,044	17,132
Subtotal	928,981	885,614
Less: accumulated depreciation	657,522	650,384
Total property, plant, and equipment, net	$271,459	$235,230
During fiscal years 2018, 2017, and 2016, the company recorded depreciation expense of $53.5 million, $54.7 million, and $53.4 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that the fair value may not be recoverable.
During the fourth quarter of fiscal 2018, the company performed its annual goodwill impairment test. In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has nine reporting units, which are the same as its nine operating segments. Six reporting units contain goodwill on their respective balance sheets. Next, the company elected to bypass the qualitative assessment, due to the duration of time since the most recent quantitative goodwill impairment test, and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. Based on the quantitative goodwill impairment analysis, the company determined there was no impairment of goodwill during fiscal 2018 for any of its reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill. Further, no impairment of goodwill was recorded during fiscal years 2017 and 2016.
During the fourth quarter of fiscal 2018, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on a discounted cash flow model, which utilized various inputs and assumptions, including: projected revenues from the company's forecasting process; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate. Based on this quantitative impairment analysis, which was also performed in prior fiscal years, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2018, 2017, or 2016.
Other Long-Lived Assets
Other long-lived assets consist of property, plant, and equipment; capitalized implementation costs for hosted cloud-computing arrangements; and definite-lived intangible assets. The company's definite-lived intangible assets are identifiable assets that arose from acquisitions consisting primarily of patents, non-compete agreements, customer relationships, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from one to 20 years.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. Based on the company's impairment analysis for other long-lived assets, the company did not have any impairment losses for fiscal 2018, 2017 and 2016.
For other long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon or dispose of an other long-lived asset before the end of its previously estimated useful life, depreciation or amortization estimates are revised.
Accounts Payable
The company has a service agreement with a third party financial institution to provide a web-based platform that facilitates participating suppliers' ability to finance payment obligations from the company with the third party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. As of October 31, 2018 and 2017, $33.0 million and $24.5 million, respectively, of the company's outstanding payment obligations had been placed on the accounts payable web-based platform.
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

The changes in accrued warranties were as follows (in thousands):

Fiscal Years Ended October 31	2018	2017
Beginning balance	$74,155	$72,158
Warranty provisions	49,160	46,150
Warranty claims	(45,662)	(40,940)
Changes in estimates	(1,439)	(3,213)
Ending balance	$76,214	$74,155
Derivatives
Derivative instruments, consisting mainly of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. All derivative instruments are recognized on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative instrument is designated as a cash flow hedging instrument, changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. Derivatives that are not designated as cash flow hedging instruments are adjusted to fair value through other income, net, on the Consolidated Statements of Earnings.
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
The company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The company also records interest and penalties related to unrecognized tax benefits within income tax expense.
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
The company ships some of its products to a key retailer's distribution centers on a consignment basis. The company retains title to its products stored at the distribution centers. As the company's products are removed from the distribution centers by the key retailer and shipped to the key retailer's stores, title passes from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the distribution centers. From time to time, the company also stores inventory on a consignment basis at other customers' locations. The amount of consignment inventory as of October 31, 2018 and 2017 was $22.7 million and $19.3 million, respectively.
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

•
Incentive Discounts: The company's costs for incentive discount programs are based on its customers’ purchase or retail sales goals of certain quantities or mixes of product during a specified time period, which are tracked on an annual or quarterly basis depending on the program.

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

Examples of significant sales promotions and incentive programs in which the related expense is classified as a component of selling, general, and administrative expense are as follows:

•
Commissions Paid to Distributors and Dealers: For certain products, the company uses a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. In addition, the company has dealers and distributors that act as sales agents for it on certain products using a direct-

selling type model. Under this direct-selling type model, the company's network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on its behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also its customers.

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

Cost of Sales
Cost of sales is primarily comprised of direct materials and supplies consumed to manufacture the company's products, as well as manufacturing labor and direct overhead expense necessary to convert direct materials and supplies into finished product. Cost of sales also includes inbound freight costs for direct materials and supplies, outbound freight costs for shipping products to customers, obsolescence expense, cost of services provided, and cash discounts on payments to vendors.
Selling, General and Administrative Expense
Selling, general, and administrative expense is primarily comprised of payroll and benefit costs, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing assets, advertising and marketing expenses, selling expenses, engineering and research costs, information systems costs, incentive and profit sharing expense, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.
Cost of Financing Distributor / Dealer Inventory
The company enters into limited inventory repurchase agreements with Red Iron and in limited instances, a third-party financing company for certain of the company's independent dealers in Australia. The company has repurchased immaterial amounts of inventory under these repurchase agreements over the last three fiscal years.
Included as a reduction to gross sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with a third party financing company to finance distributor and dealer inventory purchases. These financing arrangements are used by the company to assist customers in financing inventory. The financing costs for distributor and dealer inventories were $37.1 million, $30.1 million, and $28.8 million for the fiscal years ended October 31, 2018, 2017 and 2016, respectively.

Advertising
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $46.4 million, $43.0 million, and $41.8 million for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.
Engineering and Research
The company's engineering and research costs are expensed as incurred and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $83.5 million, $80.4 million, and $77.4 million for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.
Stock-Based Compensation
The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors, and include performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock units. Generally, compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is classified in selling, general and administrative expense. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"). In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement; and therefore, the fair value of the options granted is fully expensed on the date of the grant. See Note 9 for additional information regarding stock-based compensation plans.
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
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in thousands):

(Shares in thousands)	2018	2017	2016
Basic
Weighted-average number of shares of common stock	106,356	108,299	109,816
Assumed issuance of contingent shares	13	13	18
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,369	108,312	109,834

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,369	108,312	109,834
Effect of dilutive securities	2,288	2,940	2,153
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,657	111,252	111,987
Incremental shares from options and restricted stock units are computed by the treasury stock method. Options for the purchase of 424,089, 353,897, and 310,566 shares of common stock during fiscal 2018, 2017, and 2016, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The company elected to early adopt the amended guidance in the fourth quarter of fiscal 2018. The early adoption of this guidance did not have an impact on the company's Consolidated Financial Statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition, presentation, and effectiveness assessment requirements in Accounting Standards Codification ("ASC") Topic 815. The company elected to early adopt this amended guidance using a modified retrospective basis effective November 1, 2017 ("adoption date"), which was the first day of the company's first quarter of fiscal 2018. In accordance with the transition provisions of ASU 2017-12, the company is required to eliminate the separate measurement of ineffectiveness for its cash flow hedging instruments existing as of the adoption date through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The company did not record a cumulative effect adjustment to retained earnings to eliminate prior period ineffectiveness amounts recognized in earnings as no such amounts existed within the company’s previously issued Consolidated Financial Statements.
The impact of the early adoption resulted in the following:

•
The company no longer separately measures and recognizes hedge ineffectiveness within the Consolidated Statements of Earnings. Rather, the company recognizes the entire change in the fair value of highly effective cash flow hedging instruments included in the assessment of hedge effectiveness in other comprehensive income within AOCL on the Consolidated Balance Sheets. The amounts recorded in AOCL will subsequently be reclassified to net earnings in the Consolidated Statements of Earnings within the same line item as the underlying exposure when the underlying hedged transaction affects net earnings.

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

In addition, certain provisions in the amended guidance require modification to existing disclosure requirements on a prospective basis. Refer to Note 13, Financial Instruments, for disclosures relating to the company's derivative instruments and hedging activities.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides for the reclassification of the stranded tax effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income ("AOCI") to retained earnings resulting from the Tax Act. The amendment also includes disclosure requirements regarding an entity's accounting policy for releasing income tax effects from AOCI. The company elected to early adopt this guidance as of the beginning of the second quarter of fiscal 2018. The company had $0.1 million of net stranded income tax effects in AOCL within the Consolidated Balance Sheets as a result of the lower U.S. federal corporate tax rate due to the enactment of the Tax Act. The net amount of stranded income tax effects within AOCL was determined under the portfolio approach and was derived from the deferred tax balances on the company’s pension and post-retirement benefit plans and cash flow hedging derivative instruments. The adoption of the guidance resulted in the transfer of $0.1 million of net stranded income tax effects out of AOCL and into retained earnings with no impact to total stockholders’ equity or net earnings.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a cloud-based service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. As a result, certain implementation costs incurred by the customer during the application development stage are to be deferred over the noncancelable term of the hosting arrangement, plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which exercise of the renewal option is controlled by the cloud service provider. Costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The company elected to early adopt the amended guidance in the fourth quarter of fiscal 2018 under the retrospective transition method. The early adoption of this guidance did not have an impact on the company's Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. The guidance permits the use of either a retrospective or cumulative effect transition method. As of October 31, 2018, the company has completed its evaluation of the impact of the new guidance on its accounting policies and practices. As a result of the company's evaluation, the adoption of the new guidance will not have a material impact on its Consolidated Financial Statements, including the presentation of net sales in its Consolidated Statements of Earnings. The company will adopt the new guidance on November 1, 2018, the first quarter of fiscal 2019, using the modified retrospective method of adoption applied to those contracts for which the company's performance obligations were not completed as of October 31, 2018. A transition adjustment will be recorded to the company's fiscal

2019 beginning retained earnings balance for the cumulative effect of the change; this transition adjustment is not material to the company's Consolidated Financial Statements. In preparation for adoption of the new guidance, the company has identified and implemented appropriate changes to its business processes, information systems, and internal controls to support the preparation of financial information; however, at this time, none of the changes have, or are reasonably likely to, materially affect the company's internal controls over financial reporting.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets ("ROU assets") and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP under ASC Topic 840, Leases. ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), will become effective for the company commencing in the first quarter of fiscal 2020.
In order to identify and evaluate the impact of the amended guidance on the company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems, the company has established a cross-functional project management team. This cross-functional project management team is tasked with evaluating the potential implications of the amended guidance, including compiling and analyzing existing explicit lease agreements, reviewing contractual agreements for embedded leases, determining the discount rate to be used in valuing ROU assets and lease liabilities under new and existing leases, and assessing the changes to the company's accounting policies, business processes, internal controls, and information systems that may be necessary to comply with the provisions and all applicable financial statement disclosures required by the amended guidance. At this point in the company's evaluation process, the company has compiled and analyzed existing explicit lease agreements and completed its initial assessment of its business and system requirements. The company is in the process of selecting a third-party lease accounting software solution; assessing the impact to its internal control environment; evaluating the impact of the amended guidance on its accounting policies, business processes and procedures, and information systems; and, where applicable, reviewing contractual agreements for embedded leases.
The company will adopt the amended guidance on November 1, 2019, the first quarter of fiscal 2020, under the alternative cumulative effect transition method. Upon adoption, the company will recognize ROU assets and corresponding lease liabilities for its operating lease agreements within its Consolidated Balance Sheets. While the company's evaluation of the amended guidance and related implementation activities are ongoing and incomplete, based on the results of the company's evaluation process to date, the company believes the adoption of the amended guidance may have a material impact on the company's Consolidated Balance Sheets, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems. However, the company does not believe the adoption of the amended guidance will have a material impact on the company's Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The amended guidance will become effective in the first quarter of fiscal 2019 and will not have a material impact on the company's Consolidated Financial Statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity's own operations and supersedes the guidance in ASC Topic 505-50. The amended guidance will become effective in the first quarter of fiscal 2020. Early adoption is permitted but not prior to adopting ASC Topic 606, Revenue from Contracts with Customers. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amended guidance will become effective in the first quarter of fiscal 2021. Early adoption is permitted for any removed or modified disclosures. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The amended guidance will become effective in the first quarter of fiscal 2021. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
No other new accounting pronouncement that has been issued but not yet effective for the company during fiscal 2018 has had, or is expected to have, a material impact on the company's Consolidated Financial Statements.

2	ACQUISITIONS
L.T. Rich Products, Inc.
Effective March 19, 2018, during the second quarter of fiscal 2018, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities for, L.T. Rich Products, Inc., a manufacturer of professional zero-turn spreader/sprayers, aerators, and snow and ice management equipment. The addition of these products broadens and strengthens the company’s Professional segment solutions for landscape contractors and grounds professionals. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of October 31, 2018, the company has finalized the purchase accounting for this acquisition. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.
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
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2018 and 2017 was $22.5 million and $20.6 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
The company has agreed to repurchase products repossessed by Red Iron and the TCFIF Canadian affiliate, up to a maximum aggregate amount of $7.5 million in a calendar year. Under the repurchase agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement during fiscal 2018, 2017, and 2016 was $1,959.7 million, $1,847.7 million, and $1,713.6 million, respectively.
Summarized financial information for Red Iron is presented as follows (in thousands):

For the Twelve Months Ended October 31	2018	2017	2016
Revenues	$42,051	$35,158	$31,812
Interest and operating expenses, net	(17,288)	(13,030)	(10,506)
Net income	$24,763	$22,128	$21,306

As of October 31	2018	2017
Finance receivables, net	$446,138	$407,533
Other assets	3,449	2,888
Total assets	$449,587	$410,421

Notes payable	$378,128	$347,968
Other liabilities	21,366	16,617
Partners' capital	50,093	45,836
Total liabilities and partners' capital	$449,587	$410,421

4	OTHER INCOME, NET
Other income (expense) is as follows (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Interest income	$2,463	$1,359	$827
Retail financing revenue	1,232	1,097	1,087
Foreign currency exchange rate gain	1,127	1,543	974
Gain on sale of business	—	—	340
Non-cash income from finance affiliate	11,143	9,960	9,588
Litigation recovery (settlements), net	(700)	(65)	1,300
Miscellaneous	3,143	3,293	1,284
Total other income, net	$18,408	$17,187	$15,400

5	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for fiscal 2018 and 2017 were as follows (in thousands):

	Professional Segment	Residential Segment	Total
Balance as of October 31, 2016	$184,338	$10,444	$194,782
Goodwill acquired	8,921	—	8,921
Translation adjustments	1,205	121	1,326
Balance as of October 31, 2017	194,464	10,565	205,029
Goodwill acquired	20,739	—	20,739
Translation adjustments	(376)	(102)	(478)
Balance as of October 31, 2018	$214,827	$10,463	$225,290
Other Intangible Assets
The components of other intangible assets were as follows (in thousands):

October 31, 2018	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,235	$(12,297)	$5,938
Non-compete agreements	5.5	6,872	(6,771)	101
Customer-related	18.5	89,622	(23,653)	65,969
Developed technology	7.6	31,029	(28,471)	2,558
Trade names	5.0	2,307	(1,805)	502
Other	1.0	800	(800)	—
Total amortizable	14.3	148,865	(73,797)	75,068
Non-amortizable - trade names		30,581	—	30,581
Total other intangible assets, net		$179,446	$(73,797)	$105,649

October 31, 2017	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$15,162	$(11,599)	$3,563
Non-compete agreements	5.5	6,896	(6,775)	121
Customer-related	18.8	87,461	(18,940)	68,521
Developed technology	7.6	30,212	(26,939)	3,273
Trade names	5.0	2,330	(1,637)	693
Other	1.0	800	(800)	—
Total amortizable	14.5	142,861	(66,690)	76,171
Non-amortizable - trade names		27,572	—	27,572
Total other intangible assets, net		$170,433	$(66,690)	$103,743
Amortization expense for definite-lived intangible assets for the fiscal years ended October 31, 2018, 2017, and 2016 was $7.3 million, $9.9 million, and $9.6 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2019, $6.7 million; 2020, $6.1 million; 2021, $5.7 million; 2022, $5.6 million; 2023, $5.2 million; and after 2023, $45.8 million.

6	INDEBTEDNESS
The following is a summary of the company's indebtedness (in thousands):

October 31	2018	2017
Revolving credit facility	$91,000	$—
7.800% Debentures	100,000	100,000
6.625% Senior Notes	123,854	123,792
Term loan	—	100,750
4% Unsecured Note	—	10,008
Less: unamortized discounts, debt issuance costs and deferred charges	(2,305)	(2,663)
Total long-term debt	312,549	331,887
Less: current portion of long-term debt	—	26,258
Long-term debt, less current portion	$312,549	$305,629
Principal payments required on indebtedness in each of the next five fiscal years ending October 31 are as follows: 2019, $0.0 million; 2020, $0.0 million; 2021, $0.0 million; 2022, $0.0 million; 2023, $91.0 million; and after 2023, $225.0 million.
Revolving Credit Facility
In June 2018, the company replaced its prior revolving credit facility and term loan, which were scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that, among other things, increases the company's borrowing capacity to $600 million, from $150 million, and expires in June 2023. Included in the company's $600 million revolving credit facility is a $10 million sublimit for standby letters of credit and a $30 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
Interest expense on outstanding loans under the revolving credit facility, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears.
The company's revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of October 31, 2018. As of October 31, 2017, the company was in compliance with all covenants related to the credit agreement for the revolving credit facility that was in place at that time.
As of October 31, 2018, the company had $91.0 million outstanding under the revolving credit facility, $1.5 million outstanding under the sublimit for standby letters of credit, and $507.5 million of unutilized availability under the revolving credit facility. As of October 31, 2017, the company had no borrowings under the revolving credit facility that was in place at that time. In connection with the entry into the new revolving credit facility in June 2018, the company incurred approximately $1.9 million of debt issuance costs, which are being amortized over the life of the revolving credit facility under the straight-line method. The company classifies the debt issuance costs related to its revolving credit facility within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility.
7.8% Debentures
In June 1997, the company issued $175 million of debt securities consisting of $75 million of 7.125 percent coupon 10-year notes and $100 million of 7.8 percent coupon 30-year debentures. The $75 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.
6.625% Senior Notes
On April 26, 2007, the company issued $125 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037. The senior notes were priced at 98.513 percent of par value, and the resulting discount of $1.9 million associated with the issuance of these senior notes is being amortized over the term of the notes using the effective interest rate method. The underwriting fee and direct debt issue costs totaling $1.5 million will be amortized over the life of the notes. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.
Term Loan
In October 2014, the company obtained a $130 million term loan with various banks, which, at that time, was a part of a new credit agreement that included a new revolving credit facility. Under the credit agreement, interest on outstanding term loan borrowings was based on a LIBOR rate (or other rates quoted by the Administrative Agent, Bank of America, N.A.) plus a basis point spread defined in the credit agreement. As described in further detail in the section titled "Revolving Credit

Facility" within this Note, in June 2018, the company replaced its term loan and prior revolving credit facility, which were scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that expires in June 2023.
4% Unsecured Note
On November 14, 2014, the company issued a note with the aggregate principal amount of $30 million to the former owner of the BOSS business, Northern Star Industries, Inc., which was recorded at fair value of $31.2 million. The 4 percent unsecured note was repaid in full during November of fiscal 2018.

7	STOCKHOLDERS' EQUITY
Stock Repurchase Program
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time.
During fiscal 2018, 2017, and 2016, the company paid $160.4 million, $159.4 million, and $110.0 million to repurchase an aggregate of 2,579,864 shares, 2,710,837 shares, and 2,625,913 shares, respectively, under the Board's authorized stock repurchase program. As of October 31, 2018, 2,402,014 shares remained authorized by the company's Board of Directors for repurchase. The Board of Directors authorized shares for repurchase does not include shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain equity securities granted under the company's stock-based compensation plans.
On December 4, 2018, the company's Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions. This repurchase program has no expiration date but may be terminated by the Board at any time.
Treasury Shares
As of October 31, 2018, the company had a total of 22,527,348 treasury shares at a cost of $1,448.4 million. As of October 31, 2017, the company had a total of 21,245,028 treasury shares at a cost of $1,369.5 million.

Accumulated Other Comprehensive Loss
Components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity are as follows (in thousands):

As of October 31	2018	2017	2016
Foreign currency translation adjustments	$29,711	$21,303	$31,430
Pension and post-retirement benefits	561	2,012	6,359
Cash flow derivative instruments	(6,335)	805	647
Total accumulated other comprehensive loss	$23,937	$24,120	$38,436
The components and activity of AOCL are as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	8,408	(1,035)	(5,489)	1,884
Amounts reclassified from AOCL	—	—	(1,926)	(1,926)
Net current period other comprehensive (income) loss	8,408	(1,035)	(7,415)	(42)
Reclassification due to the adoption of ASU 2018-02	—	(416)	275	(141)
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2016	$31,430	$6,359	$647	$38,436
Other comprehensive income before reclassifications	(10,127)	(4,347)	(233)	(14,707)
Amounts reclassified from AOCL	—	—	391	391
Net current period other comprehensive (income) loss	(10,127)	(4,347)	158	(14,316)
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
For additional information on the components of AOCL associated with pension and post-retirement benefits refer to Note 10. For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 13.

8	INCOME TAXES
Earnings before income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Earnings before income taxes:
U.S.	$333,136	$307,136	$292,184
Foreign	39,261	46,048	38,276
Total earnings before income taxes	$372,397	$353,184	$330,460
A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2018	2017	2016
Statutory federal income tax rate	23.3%	35.0%	35.0%
Excess deduction for stock compensation	(3.5)	(5.3)	—
Domestic manufacturer's deduction	(0.9)	(1.2)	(0.8)
State and local income taxes, net of federal benefit	1.3	0.5	1.5
Foreign taxes	(0.5)	(2.3)	(1.8)
Federal research tax credit	(1.2)	(1.5)	(1.5)
Remeasurement of deferred tax assets and liabilities - Tax Act	5.2	—	—
Deemed repatriation tax - Tax Act	3.6	—	—
Other, net	(0.3)	(1.0)	(2.3)
Consolidated effective tax rate	27.0%	24.2%	30.1%
On December 22, 2017, the U.S. enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, which significantly modified the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, which resulted in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules. The effective dates for the provisions set forth in the Tax Act vary as to when the provisions will apply to the company.
In response to the Tax Act, the U.S. Securities and Exchange Commission ("SEC") provided guidance by issuing Staff Accounting Bulletin No. 118 ("SAB 118"), which has since been codified by the release of ASU No. 2018-05, Income Taxes

(Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Tax Act for which the accounting requirements under ASC Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-05 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.
As of October 31, 2018, the company has completed the accounting for the effects of the Tax Act. The company has estimated the impacts of the Tax Act on its annual effective tax rate and has recorded tax expense of $19.3 million for the remeasurement of deferred tax assets and liabilities and tax expense of $13.4 million for the deemed repatriation tax. While the company has recorded amounts in fiscal 2018 for the items expected to most significantly impact its Consolidated Financial Statements, many of the provisions of the Tax Act are not effective for the company until the fiscal year ending October 31, 2019. Accordingly, the company has not yet reached a final conclusion on the overall impacts of the Tax Act.
The company expects to have future U.S. inclusions in taxable income related to the new Global Intangible Low-Taxed Income ("GILTI") tax created by the Tax Act. Under U.S. GAAP, the company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the company’s measurement of its deferred taxes (the “deferred method”). The company has elected the period cost method and therefore, has not made any adjustments related to potential GILTI tax within its fiscal 2018 Consolidated Financial Statements.
Components of the provision for income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Current provision:
Federal	$64,375	$83,091	$77,685
State	6,192	3,036	6,929
Foreign	7,087	8,166	6,295
Total current provision	$77,654	$94,293	$90,909
Deferred provision (benefit):
Federal	$22,074	$(8,774)	$7,283
State	308	(101)	297
Foreign	422	49	977
Total deferred provision (benefit)	22,804	(8,826)	8,557
Total provision for income taxes	$100,458	$85,467	$99,466

The tax effects of temporary differences that give rise to deferred income tax assets, net, are presented below (in thousands):

October 31	2018	2017
Deferred income tax assets:
Compensation and benefits	$24,315	$38,753
Warranty and insurance	19,037	23,993
Advertising and sales allowance	7,650	10,428
Other	7,789	12,234
Valuation allowance	(1,178)	(1,951)
Total deferred income tax assets	$57,613	$83,457
Deferred income tax liabilities:
Depreciation	$(12,381)	$(13,259)
Amortization	(8,377)	(7,841)
Total deferred income tax liabilities	(20,758)	(21,100)
Deferred income tax assets, net	$36,855	$62,357
The valuation allowance as of October 31, 2018 and 2017 principally applies to capital loss carryforwards, foreign net operating loss carryforwards that are expected to expire prior to utilization, and state credit carryforwards. As of October 31, 2018, the company had net operating loss carryforwards of approximately $6.0 million in foreign jurisdictions, which are comprised of $4.9 million that do not expire and $1.1 million that expire between fiscal 2019 and fiscal 2027.
As a result of the Tax Act, the company has provided for U.S. income taxes on deemed repatriated earnings related to non-U.S. subsidiaries as of October 31, 2018. Notwithstanding the deemed repatriation under the Tax Act and other previously taxed income, the company considers that $42.5 million of undistributed earnings of its foreign operations are intended to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2018, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 31, 2017	$3,113
Increase as a result of tax positions taken during a prior period	332
Increase as a result of tax positions taken during the current period	965
Decrease relating to settlements with taxing authorities	(1,557)
Reductions as a result of statute of limitations lapses	(508)
Unrecognized tax benefits as of October 31, 2018	$2,345
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. In addition to the liability of $2.3 million for unrecognized tax benefits as of October 31, 2018, the company had an amount of approximately $0.4 million of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of October 31, 2018 are potential benefits of $2.2 million that, if recognized, would affect the effective tax rate from continuing operations.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2014. The Internal Revenue Service is completing an audit of fiscal 2014 through fiscal 2017, with no material adjustments to tax expense or unrecognized tax benefits expected. The company is also under audit in a few state jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

9	STOCK-BASED COMPENSATION PLANS
The company maintains the 2010 plan for executive officers, other employees, and non-employee members of the company's Board of Directors. The 2010 plan allows the company to grant equity-based compensation awards, including stock options, restricted stock units, restricted stock, and performance share awards.
The compensation costs related to stock-based awards were as follows (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Stock option awards	$5,006	$5,496	$4,606
Restricted stock units	2,997	2,300	1,891
Performance share awards	3,628	5,183	3,676
Unrestricted common stock awards	530	538	464
Total compensation cost for stock-based awards	$12,161	$13,517	$10,637
Related tax benefit from stock-based awards	$2,905	$5,001	$3,936
The number of unissued shares of common stock available for future equity-based grants under the 2010 plan was 5,023,831 as of October 31, 2018. Shares of common stock issued upon exercise or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
During fiscal 2018, 2017, and 2016, 8,388, 11,412, and 12,320 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board and are recorded in selling, general and administrative expense in the Consolidated Statements of Earnings.

Stock Option Awards
Under the 2010 plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company's Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.
The table below presents stock option activity for fiscal 2018:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2017	4,459,695	$26.22	5.3	$163,369
Granted	430,914	65.61
Exercised	(1,138,340)	15.10
Canceled/forfeited	(13,665)	62.64
Outstanding as of October 31, 2018	3,738,604	$34.01	5.0	$87,470
Exercisable as of October 31, 2018	2,736,364	$25.86	4.0	$83,428
As of October 31, 2018, there was $4.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.91 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Market value of stock options exercised	$70,775	$58,976	$61,468
Intrinsic value of options exercised[1]	$53,778	$48,017	$41,365

[1]	Intrinsic value is calculated as amount by which the stock price at exercise date exceeded the option exercise price.

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
The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2018	2017	2016
Expected life of option in years	6.04	6.02	5.97
Expected stock price volatility	20.58%	22.15%	24.04%
Risk-free interest rate	2.21%	2.03%	1.80%
Expected dividend yield	0.97%	1.01%	1.24%
Per share weighted-average fair value at date of grant	$14.25	$12.55	$8.79
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period.
Factors related to the company's restricted stock unit awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2018	2017	2016
Weighted-average per award fair value at date of grant	$63.24	$66.09	$41.83
Fair value of restricted stock units vested	$4,888	$3,604	$2,681

The table below summarizes the activity during fiscal 2018 for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2017	124,272	$45.66
Granted	55,652	63.24
Vested	(77,826)	40.71
Forfeited	(2,544)	51.37
Unvested as of October 31, 2018	99,554	$59.15
As of October 31, 2018, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.23 years.
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company's fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal.
Factors related to the company's performance share awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2018	2017	2016
Weighted-average per award fair value at date of grant	$65.40	$54.52	$38.89
Fair value of performance share awards vested	$8,419	$7,018	$7,454
The table below summarizes the activity during fiscal 2018 for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2017	282,151	$40.71
Granted	60,800	65.40
Vested	(103,235)	32.84
Canceled/forfeited	(18,324)	43.14
Unvested as of October 31, 2018	221,392	$50.96
As of October 31, 2018, there was $4.6 million of total unrecognized compensation cost related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.62 years.

10	EMPLOYEE RETIREMENT PLANS
The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $18.8 million, $17.9 million, and $17.0 million for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.
In addition, the company and its subsidiaries have defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom. The projected benefit obligation of these plans as of October 31, 2018 and 2017 was $36.3 million and $41.4 million, respectively, and the net liability amount recognized in the Consolidated Balance Sheets as of October 31, 2018 and 2017 was $5.1 million and $4.6 million, respectively. The accumulated benefit obligation of these plans as of October 31, 2018 and 2017 was $36.3 million and $41.4 million, respectively. The fair value of the plan assets as of October 31, 2018 and 2017 was $33.2 million and $35.2 million, respectively. The net funded status of these plans as of October 31, 2018 and 2017 was underfunded at $3.1 million and $6.2 million, respectively. The net expense recognized in the Consolidated Financial Statements for these plans was $0.2 million, $1.5 million, and $1.2 million for the fiscal years ended October 31, 2018, 2017, and 2016, respectively.
Amounts recognized in AOCL consisted of (in thousands):

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2018
Net actuarial loss (gain)	$4,632	$(4,071)	$561
Accumulated other comprehensive loss (income)	$4,632	$(4,071)	$561
2017
Net actuarial loss (gain)	$4,998	$(2,986)	$2,012
Accumulated other comprehensive loss (income)	$4,998	$(2,986)	$2,012
The following amounts are included within AOCL as of October 31, 2018 and are expected to be recognized as components of net periodic benefit cost during fiscal 2019 (in thousands):

October 31, 2018	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
Net actuarial loss (gain)	$133	$(413)	$(280)
Total	$133	$(413)	$(280)

Amounts recognized in net periodic benefit cost and other comprehensive loss (income) consisted of (in thousands):

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2018
Net actuarial (gain)	$(277)	$(745)	$(1,022)
Amortization of unrecognized actuarial gain (loss)	(300)	287	(13)
Total recognized in other comprehensive income	$(577)	$(458)	$(1,035)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$106	$(1,322)	$(1,216)

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2017
Net actuarial (gain)	$(280)	$(3,534)	$(3,814)
Prior service cost	51	—	51
Amortization of unrecognized prior service credit	(360)	—	(360)
Amortization of unrecognized actuarial (loss)	(219)	(5)	(224)
Total recognized in other comprehensive income	$(808)	$(3,539)	$(4,347)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$22	$(2,892)	$(2,870)
The company has omitted the remaining disclosures for its defined benefit plans and post-retirement healthcare plan as the company deems these plans to be immaterial to its Consolidated Financial Position and Results of Operations.

11	SEGMENT DATA
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified nine operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution.
The Professional business segment consists of turf and landscape equipment, snow and ice management equipment, and irrigation products. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, rental and specialty construction equipment, and other maintenance equipment. Snow and ice management equipment products include snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, utility task vehicles, skid steers, and front-end loaders. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and ag-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
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
The company's remaining activities are presented as "Other" due to their insignificance. These Other activities consist of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income, net. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. Operating loss for the company's Other activities includes earnings (loss) from the company's domestic wholly-owned distribution company, corporate activities, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.

The following tables present summarized financial information concerning the company's reportable segments and Other activities (in thousands):

Fiscal Year Ended October 31, 2018	Professional	Residential	Other	Total
Net sales	$1,946,999	$654,413	$17,238	$2,618,650
Intersegment gross sales	29,798	312	(30,110)	—
Earnings (loss) before income taxes	399,806	64,807	(92,216)	372,397
Total assets	916,106	199,273	455,605	1,570,984
Capital expenditures	58,109	16,014	16,001	90,124
Depreciation and amortization	$38,585	$9,999	$12,693	$61,277

Fiscal Year Ended October 31, 2017	Professional	Residential	Other	Total
Net sales	$1,811,705	$673,247	$20,224	$2,505,176
Intersegment gross sales	27,893	332	(28,225)	—
Earnings (loss) before income taxes	379,496	74,704	(101,016)	353,184
Total assets	836,600	189,578	467,609	1,493,787
Capital expenditures	29,786	10,605	17,885	58,276
Depreciation and amortization	$41,313	$10,308	$13,365	$64,986

Fiscal Year Ended October 31, 2016	Professional	Residential	Other	Total
Net sales	$1,705,312	$669,131	$17,732	$2,392,175
Intersegment gross sales	28,138	354	(28,492)	—
Earnings (loss) before income taxes	352,060	73,691	(95,291)	330,460
Total assets	774,762	188,920	420,890	1,384,572
Capital expenditures	27,296	13,794	9,633	50,723
Depreciation and amortization	$40,715	$10,406	$12,976	$64,097
During fiscal 2018, no customer accounted for 10 percent or more of total consolidated gross sales. Sales to one customer in the Residential segment accounted for 10 percent and 11 percent of total consolidated gross sales in fiscal 2017 and 2016, respectively.
The following table presents the details of operating loss before income taxes for the company's Other activities (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Corporate expenses	$(92,541)	$(100,928)	$(95,288)
Interest expense	(19,096)	(19,113)	(19,336)
Other income	19,421	19,025	19,333
Total operating loss	$(92,216)	$(101,016)	$(95,291)

The following table presents net sales for groups of similar products and services (in thousands):

Fiscal Years Ended October 31	2018	2017	2016
Equipment	$2,210,047	$2,060,354	$2,001,150
Irrigation and lighting	408,603	444,822	391,025
Total net sales	$2,618,650	$2,505,176	$2,392,175
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of net property, plant, and equipment, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (in thousands):

Fiscal Years Ended October 31	United States	Foreign Countries	Total
2018
Net sales	$1,975,562	$643,088	$2,618,650
Long-lived assets	$230,246	$41,213	$271,459
2017
Net sales	$1,893,249	$611,927	$2,505,176
Long-lived assets	$194,338	$40,892	$235,230
2016
Net sales	$1,812,587	$579,588	$2,392,175
Long-lived assets	$188,869	$33,169	$222,038

12	COMMITMENTS AND CONTINGENT LIABILITIES
Leases
The company enters into contracts for operating lease agreements for certain property, plant, or equipment assets in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, marketing and distribution activities. Total rental expense for operating leases was $27.4 million, $27.9 million and $26.4 million for the fiscal years ended October 31, 2018, 2017 and 2016, respectively. As of October 31, 2018, future minimum lease payments under noncancelable operating leases amounted to $79.3 million as follows: 2019, $16.2 million; 2020, $12.7 million; 2021, $12.1 million; 2022, $9.8 million; 2023, $7.5 million; and after 2023, $21.0 million.
Customer Financing Arrangements
Wholesale Financing
The company is party to a joint venture with TCFIF established as Red Iron. See Note 3 for additional information related to Red Iron. Some products sold to independent dealers in Australia are financed by a third-party finance company. This third-party financing company purchased $29.8 million of receivables from the company during fiscal 2018. As of October 31, 2018, $13.0 million of receivables financed by the third-party financing company, excluding Red Iron, was outstanding.
The company also enters into limited inventory repurchase agreements with third party financing companies and Red Iron for receivables financed by third party financing companies and Red Iron. As of October 31, 2018, the company was contingently liable to repurchase up to a maximum amount of $10.5 million of inventory related to receivables under these financing arrangements. The company has repurchased only immaterial amounts of inventory under these repurchase agreements since inception.
End-User Financing
The company has agreements with third party financing companies to provide lease-financing options to golf course and sports fields and grounds equipment customers in the U.S., Australia, and select countries in Europe. The company has no contingent liabilities for residual value or credit collection risk under these agreements with third party financing companies.
From time to time, the company enters into agreements where it provides recourse to third party finance companies in the event of default by the customer for lease payments to the third-party finance company. The company's maximum exposure for credit collection as of October 31, 2018 was $6.7 million.
Purchase Commitments
As of October 31, 2018, the company had $9.7 million of noncancelable purchase commitments with certain of the company's suppliers for materials and supplies as part of the normal course of business. The company also entered into various construction contracts and related agreements for the renovation and expansion of its Tomah, Wisconsin manufacturing facility. As of October 31, 2018, the amount of the remaining obligation under the various construction contracts and related agreements was $5.5 million.
Letters of Credit
The company's domestic and non-U.S. operations maintain import letters of credit during the normal course of business, as required by some vendor contracts. As of October 31, 2018 and 2017, the company had $6.7 million and $10.2 million, respectively, in outstanding import letters of credit.
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
The company records a liability in its Consolidated Financial Statements for costs related to claims, including future legal costs, settlements, and judgments, where the company has assessed that a loss is probable and an amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect its Consolidated Results of Operations, Financial Position, or Cash Flows.

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
Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Consolidated Statements of Earnings is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and foreign plant operations are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of cash flow hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings.
As of October 31, 2018, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $245.0 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2018	2017
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$8,596	$1,014
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	2,305	27
Total assets	$10,901	$1,041
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$1,563
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	13	703
Total liabilities	$13	$2,266
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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2018	2017
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$10,901	$1,055
Gross liabilities offset in the Consolidated Balance Sheets	—	(14)
Net amounts of assets presented in the Consolidated Balance Sheets	$10,901	$1,041
Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(13)	$(2,266)
Gross assets offset in the Consolidated Balance Sheets	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(13)	$(2,266)
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (in thousands):

	Gain (Loss) Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(2,914)	$1,547	$7,008	$(2,007)
Cost of sales	988	(1,156)	132	1,849
Total derivatives designated as cash flow hedging instruments	$(1,926)	$391	$7,140	$(158)
During fiscal 2018 and 2017, the company recognized immaterial gains within other income, net due to the discontinuance of cash flow hedge accounting on forward currency contracts designated as cash flow hedging instruments. As of October 31, 2018, the company expects to reclassify approximately $5.4 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing (in thousands):

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2018	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,618,650	$(1,677,639)	$18,408
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(2,914)	988	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$490	$(369)	$—

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2017	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,505,176	$(1,584,339)	$17,187
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,547	(1,156)	—
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$231
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (in thousands):

Fiscal Years Ended October 31	2018	2017
Gain (loss) on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other income, net	$2,930	$(4,251)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$2,930	$(4,251)

14	FAIR VALUE
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the fiscal years ended October 31, 2018 and 2017.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2018 and 2017, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,901	$—	$10,901	$—
Total assets	$10,901	$—	$10,901	$—
Liabilities:
Forward currency contracts	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2017	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,041	$—	$1,041	$—
Total assets	$1,041	$—	$1,041	$—
Liabilities:
Forward currency contracts	$2,266	$—	$2,266	$—
Total liabilities	$2,266	$—	$2,266	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of acquisitions are measured at fair value.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
The fair value of long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $260.5 million compared to its carrying amount of $221.5 million. As of October 31, 2017, the estimated fair value of long-term debt with fixed interest rates was $282.4 million compared to its carrying amount of $231.1 million.

15	SUBSEQUENT EVENTS
Effective November 30, 2018, during the first quarter of fiscal 2019, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities for, a Northeastern U.S. distribution company. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.
The company has evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

16	QUARTERLY FINANCIAL DATA (Unaudited)
Summarized quarterly financial data for fiscal 2018 and 2017 are as follows (in thousands):

	Quarter
Fiscal Years Ended October 31, 2018	First[1]	Second[1]	Third[1]	Fourth[1]
Net sales	$548,246	$875,280	$655,821	$539,303
Gross profit	204,239	324,056	233,653	179,063
Net earnings	22,604	131,289	79,009	39,037
Basic net earnings per share[1]	0.21	1.23	0.75	0.37
Diluted net earnings per share[1]	$0.21	$1.21	$0.73	$0.36

	Quarter
Fiscal Years Ended October 31, 2017	First[1]	Second[1]	Third[1]	Fourth[1]
Net sales	$515,839	$872,767	$627,943	$488,627
Gross profit	193,480	316,314	226,785	184,258
Net earnings	44,990	120,475	68,404	33,848
Basic net earnings per share[1]	0.41	1.11	0.63	0.31
Diluted net earnings per share[1]	$0.41	$1.08	$0.61	$0.31

[1]	Net earnings per share amounts may not equal the full year total due to changes in the number of shares outstanding during the periods and rounding.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls. The company's management evaluated, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The company's management report on internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this report in Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." There was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal One — Election of Directors — Information About Board Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," and "Corporate Governance — Board Committees," in the company's proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2018, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2018 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics by posting such information on its web site at www.thetorocompany.com (select the "Investor Information" link and then the "Corporate Governance" link).
ITEM 11.   EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Corporate Governance — Director Compensation" in the company's proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence" and "Corporate

Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following Consolidated Financial Statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

2.	List of Financial Statement Schedules
The following financial statement schedule of The Toro Company and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts	80
All other schedules are omitted because the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements

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
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed with the SEC on December 21, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2018, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2018, (iii) Consolidated Balance Sheets as of October 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2018, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2018, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.   FORM 10-K SUMMARY
None.

SCHEDULE II
THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the Beginning of the Fiscal Year	Charged to Costs and Expenses[1]	Deductions[2]	Balance as of the End of the Fiscal Year
Fiscal year ended October 31, 2018
Allowance for doubtful accounts and notes receivable reserves	$2,147	$399	$318	$2,228
Fiscal year ended October 31, 2017
Allowance for doubtful accounts and notes receivable reserves	1,609	934	396	2,147
Fiscal year ended October 31, 2016
Allowance for doubtful accounts and notes receivable reserves	$1,378	$424	$193	$1,609

[1]	Provision/(recovery).

[2]	Uncollectible accounts charged off.

(Dollars in thousands)	Balance as of the Beginning of the Fiscal Year	Charged to Costs and Expenses[1]	Deductions[2]	Balance as of the End of the Fiscal Year
Fiscal year ended October 31, 2018
Accrued advertising and marketing programs	$85,934	$387,774	$384,258	$89,450
Fiscal year ended October 31, 2017
Accrued advertising and marketing programs	81,315	377,989	373,370	85,934
Fiscal year ended October 31, 2016
Accrued advertising and marketing programs	$76,689	$355,509	$350,883	$81,315

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

THE TORO COMPANY
(Registrant)
By:	/s/ Renee J. Peterson	Dated:	December 21, 2018
Renee J. Peterson Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 21, 2018
Richard M. Olson
/s/ Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)	December 21, 2018
Renee J. Peterson
/s/ Robert C. Buhrmaster	Director	December 21, 2018
Robert C. Buhrmaster
/s/ Janet K. Cooper	Director	December 21, 2018
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 21, 2018
Gary L. Ellis
/s/ Jeffrey M. Ettinger	Director	December 21, 2018
Jeffrey M. Ettinger
/s/ Katherine J. Harless	Director	December 21, 2018
Katherine J. Harless
/s/ D. Christian Koch	Director	December 21, 2018
D. Christian Koch
/s/ James C. O'Rourke	Director	December 21, 2018
James C. O'Rourke
/s/ Gregg W. Steinhafel	Director	December 21, 2018
Gregg W. Steinhafel
/s/ Christopher A. Twomey	Director	December 21, 2018
Christopher A. Twomey
/s/ Michael G. Vale	Director	December 21, 2018
Michael G. Vale