Form 10-Q
period 2019-02-01
TORO CO
filed 2019-03-06
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 1, 2019

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	1-8649	41-0580470
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

The number of shares of the registrant’s common stock outstanding as of February 27, 2019 was 106,110,375.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 1, 2019	February 2, 2018
Net sales	$602,956	$548,246
Cost of sales	387,339	344,007
Gross profit	215,617	204,239
Selling, general and administrative expense	145,563	137,317
Operating earnings	70,054	66,922
Interest expense	(4,742)	(4,818)
Other income, net	4,708	4,281
Earnings before income taxes	70,020	66,385
Provision for income taxes	10,480	43,781
Net earnings	$59,540	$22,604

Basic net earnings per share of common stock	$0.56	$0.21

Diluted net earnings per share of common stock	$0.55	$0.21

Weighted-average number of shares of common stock outstanding — Basic	106,258	107,225

Weighted-average number of shares of common stock outstanding — Diluted	107,781	109,855

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 1, 2019	February 2, 2018
Net earnings	$59,540	$22,604
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,431	10,872
Derivative instruments, net of tax of $(1,352) and $(579), respectively	(4,009)	(2,779)
Other comprehensive income (loss), net of tax	(578)	8,093
Comprehensive income	$58,962	$30,697

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	February 1, 2019	February 2, 2018	October 31, 2018
ASSETS
Cash and cash equivalents	$249,965	$219,730	$289,124
Receivables, net	225,528	198,736	193,178
Inventories, net	416,650	439,343	358,259
Prepaid expenses and other current assets	41,789	43,039	54,076
Total current assets	933,932	900,848	894,637

Property, plant and equipment, gross	950,640	883,462	928,981
Less accumulated depreciation	671,370	649,014	657,522
Property, plant and equipment, net	279,270	234,448	271,459

Deferred income taxes	39,589	44,752	38,252
Goodwill	227,091	205,954	225,290
Other intangible assets, net	104,017	102,366	105,649
Other assets	38,915	28,438	35,697
Total assets	$1,622,814	$1,516,806	$1,570,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$13,000	$—
Accounts payable	281,526	266,586	256,575
Accrued liabilities	283,452	292,903	276,060
Total current liabilities	564,978	572,489	532,635

Long-term debt, less current portion	312,551	302,465	312,549
Deferred income taxes	1,410	1,839	1,397
Other long-term liabilities	49,478	59,232	55,487

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 105,746,538 shares as of February 1, 2019, 106,434,655 shares as of February 2, 2018, and 105,600,652 shares as of October 31, 2018	105,747	106,435	105,601
Retained earnings	613,165	490,373	587,252
Accumulated other comprehensive loss	(24,515)	(16,027)	(23,937)
Total stockholders’ equity	694,397	580,781	668,916
Total liabilities and stockholders’ equity	$1,622,814	$1,516,806	$1,570,984

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 1, 2019	February 2, 2018
Cash flows from operating activities:
Net earnings	$59,540	$22,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(2,429)	(2,192)
Contributions to finance affiliate, net	(459)	(252)
Provision for depreciation and amortization	15,583	15,226
Stock-based compensation expense	3,924	3,124
Deferred income taxes	(1,225)	19,682
Other	—	(26)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(31,331)	(12,989)
Inventories, net	(52,380)	(107,017)
Prepaid expenses and other assets	8,119	(2,588)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	26,643	72,523
Net cash provided by operating activities	25,985	8,095

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,180)	(10,784)
Proceeds from asset disposals	3	—
Investment in unconsolidated entities	(150)	—
Acquisitions, net of cash acquired	(12,498)	—
Net cash used in investing activities	(26,825)	(10,784)

Cash flows from financing activities:
Payments on long-term debt	—	(18,017)
Proceeds from exercise of stock options	7,569	4,436
Payments of withholding taxes for stock awards	(1,872)	(3,077)
Purchases of Toro common stock	(20,043)	(50,066)
Dividends paid on Toro common stock	(23,923)	(21,425)
Net cash used in financing activities	(38,269)	(88,149)

Effect of exchange rates on cash and cash equivalents	(50)	312

Net decrease in cash and cash equivalents	(39,159)	(90,526)
Cash and cash equivalents as of the beginning of the fiscal period	289,124	310,256
Cash and cash equivalents as of the end of the fiscal period	$249,965	$219,730

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.225 per share	—	(23,923)	—	(23,923)
Issuance of 537,786 shares for stock options exercised and restricted stock units vested	538	5,627	—	6,165
Stock-based compensation expense	—	3,924	—	3,924
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 391,900 shares of common stock	(392)	(21,523)	—	(21,915)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(578)	(578)
Net earnings	—	59,540	—	59,540
Balance as of February 1, 2019	$105,747	$613,165	$(24,515)	$694,397

Balance as of October 31, 2017	$106,883	$534,329	$(24,120)	$617,092
Cash dividends paid on common stock - $0.20 per share	—	(21,425)	—	(21,425)
Issuance of 506,991 shares for stock options exercised and restricted stock units vested	507	2,492	—	2,999
Stock-based compensation expense	—	3,124	—	3,124
Contribution of stock to a deferred compensation trust	—	1,437	—	1,437
Purchase of 955,308 shares of common stock	(955)	(52,188)	—	(53,143)
Other comprehensive income	—	—	8,093	8,093
Net earnings	—	22,604	—	22,604
Balance as of February 2, 2018	$106,435	$490,373	$(16,027)	$580,781

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 1, 2019

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the three months ended February 1, 2019 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2019.

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

For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, and future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.

New Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of this standard by one year. The company adopted ASU 2014-09 effective November 1, 2018, during the first quarter of fiscal 2019, using the modified retrospective method of adoption, which was applied to all contracts for which the company's performance obligations were not completed as of October 31, 2018. In adopting ASU 2014-09, the company elected the following allowable exemptions or practical expedients:

•	Portfolio approach practical expedient relative to the estimation of variable consideration.

•	Shipping and handling practical expedient to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities.

•	Costs of obtaining a contract practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less.

•	Immaterial goods or services practical expedient to not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

•	Sales taxes practical expedient to exclude sales taxes and other similar taxes from the transaction price.

•	Exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.

Upon adoption of ASU 2014-09, the company recognized an immaterial transition adjustment within the company's fiscal 2019 beginning retained earnings balance on the Condensed Consolidated Balance Sheets for the cumulative effect of the change in accounting standard. Results for reporting periods beginning after November 1, 2018 are presented under the guidelines of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, while prior reporting period amounts have not been adjusted and continue to be reported under ASC 605, Revenue Recognition. The adoption of ASU 2014-09 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three months ended February 1, 2019. Additionally, the company identified and implemented the appropriate changes to its business processes, information systems, and internal controls to support the preparation of financial information, which did not materially affect the company's internal controls over financial reporting. Refer to Note 14, Revenue, for the additional disclosures required under ASC 606.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The amended guidance was adopted in the first quarter of fiscal 2019 and did not have a material impact on the company's Condensed Consolidated Financial Statements.

Note 2 — Acquisitions

Northeastern U.S. Distribution Company

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of February 1, 2019 was $25.4 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended February 1, 2019 and February 2, 2018 were $428.8 million and $386.3 million, respectively. As of January 31, 2019, Red Iron’s total assets were $501.7 million and total liabilities were $445.2 million.

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

Inventories were as follows:

(Dollars in thousands)	February 1, 2019	February 2, 2018	October 31, 2018
Raw materials and work in process	$124,458	$114,150	$115,280
Finished goods and service parts	364,393	391,994	315,179
Total FIFO value	488,851	506,144	430,459
Less: adjustment to LIFO value	72,201	66,801	72,200
Total inventories, net	$416,650	$439,343	$358,259

Note 5 — Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2019 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2018	$214,827	$10,463	$—	$225,290
Goodwill acquired	—	—	1,534	1,534
Translation adjustments	215	52	—	267
Balance as of February 1, 2019	$215,042	$10,515	$1,534	$227,091

The components of other intangible assets as of February 1, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,255	$(12,524)	$5,731
Non-compete agreements	5.5	6,891	(6,794)	97
Customer-related	18.5	89,702	(24,929)	64,773
Developed technology	7.6	31,079	(28,774)	2,305
Trade names	5.0	2,319	(1,850)	469
Other	1.0	800	(800)	—
Total amortizable	14.2	149,046	(75,671)	73,375
Non-amortizable - trade names		30,642	—	30,642
Total other intangible assets, net		$179,688	$(75,671)	$104,017

The components of other intangible assets as of October 31, 2018 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,235	$(12,297)	$5,938
Non-compete agreements	5.5	6,872	(6,771)	101
Customer-related	18.5	89,622	(23,653)	65,969
Developed technology	7.6	31,029	(28,471)	2,558
Trade names	5.0	2,307	(1,805)	502
Other	1.0	800	(800)	—
Total amortizable	14.3	148,865	(73,797)	75,068
Non-amortizable - trade names		30,581	—	30,581
Total other intangible assets, net		$179,446	$(73,797)	$105,649

Amortization expense for definite-lived intangible assets during the first quarter of fiscal 2019 and fiscal 2018 was $1.8 million and $1.9 million, respectively. Estimated amortization expense for the remainder of fiscal 2019 and succeeding fiscal years is as follows: fiscal 2019 (remainder), $5.0 million; fiscal 2020, $6.2 million; fiscal 2021, $5.7 million; fiscal 2022, $5.6 million; fiscal 2023, $5.2 million; fiscal 2024, $4.9 million; and after fiscal 2024, $40.8 million.

Note 6 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss ("AOCL"), net of tax, were as follows:

(Dollars in thousands)	February 1, 2019	February 2, 2018	October 31, 2018
Foreign currency translation adjustments	$26,280	$10,162	$29,711
Pension and post-retirement benefits	561	2,281	561
Cash flow derivative instruments	(2,326)	3,584	(6,335)
Total accumulated other comprehensive loss	$24,515	$16,027	$23,937

The components and activity of AOCL for the first three months of fiscal 2019 and 2018 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive (income) loss before reclassifications	(3,431)	—	5,490	2,059
Amounts reclassified from AOCL	—	—	(1,481)	(1,481)
Net current period other comprehensive (income) loss	(3,431)	—	4,009	578
Balance as of February 1, 2019	$26,280	$561	$(2,326)	$24,515

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	(11,141)	269	3,612	(7,260)
Amounts reclassified from AOCL	—	—	(833)	(833)
Net current period other comprehensive (income) loss	(11,141)	269	2,779	(8,093)
Balance as of February 2, 2018	$10,162	$2,281	$3,584	$16,027

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 12, Derivative Instruments and Hedging Activities.

Note 7 — Stock-Based Compensation

The compensation costs related to stock-based awards were as follows:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018
Stock option awards	$1,835	$1,175
Restricted stock units	693	1,005
Performance share awards	804	414
Unrestricted common stock awards	592	530
Total compensation cost for stock-based awards	$3,924	$3,124

During the first quarter of fiscal years 2019 and 2018, 10,090 and 8,388 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2019	Fiscal 2018
Expected life of option in years	6.31	6.05
Expected stock price volatility	19.84%	20.60%
Risk-free interest rate	2.77%	2.21%
Expected dividend yield	1.18%	0.97%
Per share weighted-average fair value at date of grant	$12.81	$14.29

Performance Share Awards

Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2019 and 2018 was $59.58 and $65.40, respectively.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2019 and 2018 was $58.53 and $65.93, respectively.

Note 8 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
(Shares in thousands)	February 1, 2019	February 2, 2018
Basic
Weighted-average number of shares of common stock	106,216	107,173
Assumed issuance of contingent shares	42	52
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,258	107,225

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,258	107,225
Effect of dilutive securities	1,523	2,630
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	107,781	109,855

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 786,262 and 305,911 shares of common stock during the first three months of fiscal 2019 and 2018, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

Note 9 — Segment Data

The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has determined it has nine operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's operating segments is based on the operating segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. These Other activities consist of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended February 1, 2019	Professional	Residential	Other	Total
Net sales	$455,006	$145,158	$2,792	$602,956
Intersegment gross sales	13,609	99	(13,708)	—
Earnings (loss) before income taxes	87,978	13,072	(31,030)	70,020
Total assets	$959,768	$235,520	$427,526	$1,622,814

(Dollars in thousands)
Three Months Ended February 2, 2018	Professional	Residential	Other	Total
Net sales	$403,669	$142,507	$2,070	$548,246
Intersegment gross sales	6,458	56	(6,514)	—
Earnings (loss) before income taxes	75,912	15,713	(25,240)	66,385
Total assets	$904,597	$249,845	$362,364	$1,516,806

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018
Corporate expenses	$(28,314)	$(24,401)
Interest expense	(4,742)	(4,818)
Other income	2,026	3,979
Total operating loss	$(31,030)	$(25,240)

Note 10 — Contingencies — Litigation

The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.

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

Note 11 — Warranty Guarantees

The company’s products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is generally provided for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet the company's prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. In addition to the standard warranties offered by the company on its products, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. For additional information on the contract liabilities associated with the company's separately priced extended warranties, refer to Note 14, Revenue.

The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018
Beginning balance	$76,214	$74,155
Warranty provisions	10,556	10,570
Warranty claims	(10,815)	(9,840)
Changes in estimates	790	—
Ending balance	$76,745	$74,885

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

As of February 1, 2019, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $255.9 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 1, 2019	February 2, 2018	October 31, 2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$4,333	$974	$8,596
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	1,503	180	2,305
Total assets	$5,836	$1,154	$10,901
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$30	$5,411	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	3	2,678	13
Total liabilities	$33	$8,089	$13

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 1, 2019	February 2, 2018	October 31, 2018
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$5,837	$1,154	$10,901
Gross liabilities offset in the Consolidated Balance Sheets	(1)	—	—
Net amounts of assets presented in the Consolidated Balance Sheets	$5,836	$1,154	$10,901
Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(33)	$(8,089)	$(13)
Gross assets offset in the Consolidated Balance Sheets	—	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(33)	$(8,089)	$(13)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended February 1, 2019 and February 2, 2018:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Loss Recognized in OCI on Derivatives
(Dollars in thousands)	February 1, 2019	February 2, 2018	February 1, 2019	February 2, 2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,238	$(1,011)	$(3,481)	$(2,678)
Cost of sales	243	178	(528)	(101)
Total derivatives designated as cash flow hedging instruments	$1,481	$(833)	$(4,009)	$(2,779)

For the first quarter of fiscal 2019 and fiscal 2018, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of February 1, 2019, the company expects to reclassify approximately $2.1 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
	February 1, 2019			February 2, 2018
(Dollars in thousands) Three Months Ended	Net Sales	Cost of Sales	Other Income, Net	Net Sales	Cost of Sales	Other Income, Net
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$602,956	$(387,339)	$4,708	$548,246	$(344,007)	$4,281
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,238	243	—	(1,011)	178	—
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,223	$62	$—	$(21)	$(25)	$—

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018
Loss on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(1,063)	$(1,816)
Total loss on derivatives not designated as cash flow hedging instruments	$(1,063)	$(1,816)

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three months ended February 1, 2019 and February 2, 2018, or the twelve months ended October 31, 2018.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of February 1, 2019, February 2, 2018, and October 31, 2018, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 1, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$5,836	$—	$5,836	$—
Total assets	$5,836	$—	$5,836	$—
Liabilities:
Forward currency contracts	$33	$—	$33	$—
Total liabilities	$33	$—	$33	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 2, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,154	$—	$1,154	$—
Total assets	$1,154	$—	$1,154	$—
Liabilities:
Forward currency contracts	$8,089	$—	$8,089	$—
Total liabilities	$8,089	$—	$8,089	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,901	$—	$10,901	$—
Total assets	$10,901	$—	$10,901	$—
Liabilities:
Forward currency contracts	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

Non-recurring Fair Value Measurements

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

Note 14 — Revenue

The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring a product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in sales promotions and incentives offered to customers, as well as anticipated product returns. A provision is made at the time revenue is recognized as a reduction of the transaction price for expected product returns, rebates, floor plan costs, and other sales promotion and incentive expenses. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.

Freight and shipping revenue billed to customers concurrent with revenue producing activities is included within revenue and the cost for freight and shipping is recognized as an expense within cost of sales when control has transferred to the customer. Shipping and handling activities that occur after control of the related products is transferred are treated as a fulfillment activity rather than a promised service, and therefore, are not considered a performance obligation. Sales, use, value-added, and other excise taxes the company collects concurrent with revenue producing activities are excluded from revenue. Incremental costs of obtaining a contract for which the performance obligations will be satisfied within the next twelve months are expensed as incurred. Incidental items, including goods or services, that are immaterial in the context of the contract are recognized as expense when incurred. Additionally, the company has elected not to disclose the balance of unfulfilled performance obligations for contracts with a contractual term of twelve months or less.

The following tables disaggregate our reportable segment net sales by major product type and geographic market:

Three Months Ended February 1, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$387,550	$133,510	$1,969	$523,029
Irrigation	67,456	11,648	823	79,927
Total net sales	$455,006	$145,158	$2,792	$602,956

Revenue by geographic market:
United States	$348,104	$110,515	$2,792	$461,411
Foreign Countries	106,902	34,643	—	141,545
Total net sales	$455,006	$145,158	$2,792	$602,956

Three Months Ended February 2, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$328,642	$129,307	$1,268	$459,217
Irrigation	75,027	13,200	802	89,029
Total net sales	$403,669	$142,507	$2,070	$548,246

Revenue by geographic market:
United States	$295,690	$103,696	$2,070	$401,456
Foreign Countries	107,979	38,811	—	146,790
Total net sales	$403,669	$142,507	$2,070	$548,246

Product Revenue

The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facility or distribution center to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. Additionally, the company ships some of its products to a key retailer's distribution centers on a consignment basis. The company retains control of its products stored at the key retailer's distribution centers. As the company's products are removed from the distribution centers by the key retailer and shipped to the key retailer's stores, control is transferred from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the distribution centers.

When product sales are financed by the company's joint venture, Red Iron, the transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a customer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the customer to make payment to the company under the terms of the applicable invoice. Under a separate agreement between Red Iron and the customer, Red Iron provides a loan to the customer for the advances paid by Red Iron to the company. The company's sales of product to customers that do not elect to finance purchases through Red Iron are generally on open account with terms that generally approximate 30 to 120 days and the resulting receivables are included within receivables, net on the Condensed Consolidated Balance Sheets.

Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. When determining the transaction price, the company estimates variable consideration by applying the portfolio approach practical expedient under ASC 606. The primary sources of variable consideration for the company are rebate programs, volume incentive programs, floor plan and retail financing programs, cash discounts, and product returns. These sales promotions and incentives are recorded as a reduction to revenue at the time of the initial sale. The company estimates variable consideration related to equipment and irrigation products sold under its sales promotion and incentive programs using the expected value method, which is based on sales terms with customers, historical experience, field inventory levels, volume purchases, and known changes in relevant trends. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Additionally, the company may offer to its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Returns are recorded as a reduction to revenue based on anticipated sales returns estimated from sales terms, historical experience, and trend analysis. The company records obligations for returns within accrued liabilities in the Condensed Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Condensed Consolidated Statements of Earnings.

Service Revenue

In certain cases, the company renders service contracts to customers, which typically range from 12 to 36 months. The company receives payment at the inception of the service contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the service contract.

Warranty Revenue

In addition to the standard warranties offered by the company on its equipment and irrigation products intended to provide assurance that the product will function as expected, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the standard warranty period expires, which typically range from 12 to 24 months. The company receives payment at the inception of the separately priced extended warranty contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty contract.

Contract Liabilities

Contract liabilities relate to deferred revenue recognized for payments received at contract inception in advance of the company's performance under the contract and generally relates to the sale of separately priced extended warranty and service contracts. The company recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. As of February 1, 2019 and October 31, 2018, $14.6 million and $14.0 million, respectively, of unearned revenue associated with outstanding separately priced extended warranty and service contracts was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended February 1, 2019, the company recognized $1.6 million of the October 31, 2018 unearned revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $4.2 million of the October 31, 2018 unearned amount within net sales throughout the remainder of fiscal 2019, $4.4 million in fiscal 2020, and $3.8 million thereafter.

Note 15 — Subsequent Events

On February 14, 2019, the company entered into a definitive merger agreement ("merger agreement") with The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. Subject to the terms and conditions of the merger agreement, the company has agreed to pay $700 million in cash ("merger consideration"), subject to certain working capital, net debt, and other adjustments as set forth in the merger agreement. The company plans to fund the merger consideration and transaction expenses with cash on hand and debt, including borrowings from the company's unsecured senior revolving credit facility and/or other potential additional financing arrangements that the company may pursue. On March 1, 2019, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), with respect to the transactions contemplated by the merger agreement. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the merger. The closing of the merger remains subject to the satisfaction or waiver of the remaining closing conditions set forth in the merger agreement, including regulatory approval by the German Federal Cartel Office. The company expects the transaction to close prior to the end of the company's fiscal third quarter.

The company has evaluated all additional subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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

This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. This discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this report for more information.

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

We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses.

On February 14, 2019, we entered into a definitive merger agreement ("merger agreement") with The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. Subject to the terms and conditions of the merger agreement, we have agreed to pay $700 million in cash ("merger consideration"), subject to certain working capital, net debt, and other adjustments as set forth in the merger agreement. We plan to fund the merger consideration and transaction expenses with cash on hand and debt, including borrowings from our unsecured senior revolving credit facility and/or other potential additional financing arrangements that we may pursue. On March 1, 2019, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), with respect to the transactions contemplated by the merger agreement. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the merger. The closing of the merger remains subject to the satisfaction or waiver of the remaining closing conditions set forth in the merger agreement, including regulatory approval by the German Federal Cartel Office. We expect the transaction to close prior to the end of our fiscal third quarter.

RESULTS OF OPERATIONS

Overview

For the first quarter of fiscal 2019, our net sales increased 10.0 percent, as compared to the first quarter of fiscal 2018. Professional segment net sales increased 12.7 percent for the first quarter comparison, primarily due to strong channel demand and successful new product introductions for our landscape contractor zero-turn riding mowers and golf and grounds equipment, meaningful price increases across our product lines, increased shipments of our snow and ice management products, and sales of new products as a result of our acquisition of L.T. Rich Products, Inc. ("L.T. Rich"). The Professional segment net sales increase was partially offset by reduced shipments of our ag-irrigation and irrigation products. Residential segment net sales increased 1.9 percent for the first quarter comparison, mainly due to meaningful price increases across our product lines, strong retail demand for our snow products, and increased shipments of walk power mowers driven by strong channel demand ahead of our key selling season. The Residential segment net sales increase was partially offset by reduced shipments of our portable power products and Pope-branded irrigation products primarily due to unfavorable weather conditions in key regions and decreased sales of zero-turn riding mowers primarily due to timing of shipments compared to the prior fiscal year comparative period.

Net earnings for the first quarter of fiscal 2019 were $59.5 million compared to $22.6 million for the first quarter of fiscal 2018. The increase was primarily due to the one-time charges related to the Tax Cuts and Jobs Act ("Tax Act") incurred during the first quarter of fiscal 2018. Adjusted net earnings for the first quarter of fiscal 2019 were $55.2 million compared to $52.1 million for the prior year comparative period, an increase of 5.8 percent. Our adjusted net earnings growth for the first quarter of fiscal 2019 was primarily attributable to strong sales growth, leveraging our selling, general, and administrative ("SG&A") expenses over higher sales volumes, and lower direct marketing expense, partially offset by incremental acquisition-related expenses. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We increased our cash dividend for the first quarter of fiscal 2019 by 12.5 percent to $0.225 per share compared to the $0.20 per share cash dividend paid in the first quarter of fiscal 2018.

Inventory levels decreased $22.7 million, or 5.2 percent, as of the end of the first quarter of fiscal 2019, primarily due to lower finished goods inventory driven by higher sales across the Professional and Residential segments, the benefit of inventory management initiatives, and the impact of foreign currency exchange rates. These inventory decreases were partially offset by higher work in process inventory mainly due to inclement weather resulting in production downtime and incremental inventory for our acquisition of L.T. Rich. Accounts receivable increased $26.8 million, or 13.5 percent, primarily due to timing of sales across the Professional and Residential segments, partially offset by the impact of foreign currency exchange rates. As of the end of the first quarter of fiscal 2019, field inventory levels were higher primarily due to higher Professional segment field inventory for our landscape contractor zero-turn riding mowers and golf and grounds equipment driven by strong channel demand in anticipation of the upcoming spring selling season, partially offset by lower Residential segment snow product inventory driven by strong retail demand due to higher snowfall totals in key regions.

Three-Year Employee Initiative - "Vision 2020"

Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through our Vision 2020 initiative, we have set specific internal goals intended to help us drive organic revenue and operating earnings growth.

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

Net Sales

Worldwide consolidated net sales for the first quarter of fiscal 2019 were $603.0 million, up 10.0 percent compared to $548.2 million in the first quarter of fiscal 2018. The net sales increase for the quarter comparison was primarily due to strong channel demand and successful new product introductions of landscape contractor zero-turn riding mowers and golf and grounds equipment, meaningful price increases across our product lines, increased shipments of our Residential and Professional snow and ice management products, increased shipments of walk power mowers driven by strong channel demand ahead of our key selling season, and sales of new products as a result of our acquisition of L.T. Rich Products, Inc. The net sales increase was partially offset by lower sales of our ag-irrigation products, reduced shipments of our portable power products and Pope-branded irrigation products primarily due to unfavorable weather conditions in key regions, decreased sales of zero-turn riding mowers primarily due to timing of shipments compared to the prior fiscal year comparative period, and decreased sales of our irrigation products.

Net sales in international markets decreased by 3.6 percent for the first quarter of fiscal 2019. The net sales decrease for the quarter comparison was mainly due to lower sales of our ag-irrigation products, reduced shipments of our Pope-branded irrigation products primarily due to unfavorable weather conditions, decreased shipments of our Residential and Professional segment zero-turn riding mowers, and decreased sales of our Hayter-branded walk power mowers. The net sales decrease was partially offset by increased shipments of walk power mowers and snow product driven by strong channel demand and favorable weather conditions throughout Europe, as well as increased shipments of our Perrot-branded irrigation products. Changes in foreign currency exchange rates resulted in a decrease of our net sales of approximately $2.1 million for the first quarter of fiscal 2019.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	February 1, 2019	February 2, 2018
Net sales	100.0%	100.0%
Cost of sales	(64.2)	(62.7)
Gross profit	35.8	37.3
Selling, general and administrative expense	(24.2)	(25.1)
Operating earnings	11.6	12.2
Interest expense	(0.8)	(0.9)
Other income, net	0.8	0.8
Provision for income taxes	(1.7)	(8.0)
Net earnings	9.9%	4.1%

Gross Profit

As a percentage of net sales, gross profit for the first quarter of fiscal 2019 was 35.8 percent, a decrease of 150 basis points when compared to the first quarter of fiscal 2018. This decrease was primarily due to the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, the unfavorable accounting impact associated with our acquisition of a Northeastern U.S. distribution company, and unfavorable product mix within the Professional segment, partially offset by improved net price realization driven by price increases across our product lines, as well as productivity initiatives.

Selling, General, and Administrative Expense

SG&A expense increased $8.2 million, or 6.0 percent, for the first quarter of fiscal 2019. As a percentage of net sales, SG&A expense decreased 90 basis points for the first quarter of fiscal 2019. The decrease as a percentage of net sales for the first quarter comparison was primarily due to leveraging of expenses over higher sales volume and decreased direct marketing expense, partially offset by incremental acquisition-related costs and increased engineering expense for new product development.

Interest Expense

Interest expense decreased by 1.6 percent for the first quarter of fiscal 2019.

Other Income, Net

Other income, net for the first quarter of fiscal 2019 increased $0.4 million when compared to the first quarter of fiscal 2018. The increase was primarily due to higher interest income on marketable securities and higher earnings from our equity investment in Red Iron, partially offset by lower gains realized on foreign currency exchange rate fluctuations.

Provision for Income Taxes

The effective tax rate for the first quarter of fiscal 2019 was 15.0 percent compared to 66.0 percent in the first quarter of 2018. The decrease in the effective tax rate for the quarter comparison was driven by the significant impact of the Tax Act on the effective tax rate for fiscal 2018, due to the one-time remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the one-time calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years.

The adjusted effective tax rate for the first quarter of fiscal 2019 was 21.2 percent, compared to an adjusted effective tax rate of 21.5 percent in the same period last year. The adjusted effective tax rate for the first quarter of fiscal 2019 excludes a benefit of $4.4 million for the excess tax deduction for share-based compensation. The adjusted effective tax rate for the first quarter of fiscal 2018 excludes one-time charges associated with the Tax Act of $33.1 million and a benefit of $3.6 million for the excess tax deduction for share-based compensation. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings

Net earnings for the first quarter of fiscal 2019 were $59.5 million, or $0.55 per diluted share, compared to $22.6 million, or $0.21 per diluted share, for the first quarter of fiscal 2018. The increase in net earnings for the quarter comparison was driven by the significant impact of the Tax Act on net earnings for the first quarter of fiscal 2018. As previously mentioned, the impact from the enactment of the Tax act for the first quarter of fiscal 2018 was driven by the one-time remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the one-time calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. The unfavorable impact of these one-time charges for the first quarter of fiscal 2018 was partially offset by a benefit of $4.9 million resulting from the reduction in the federal corporate tax rate.

Adjusted net earnings for the first quarter of fiscal 2019 were $55.2 million, or $0.51 per diluted share, compared to $52.1 million, or $0.48 per diluted share, for the first quarter of fiscal 2018, an increase of 6.3 percent per diluted share. The primary factors contributing to the adjusted net earnings increase for the first quarter comparison included strong sales growth, leveraging our SG&A expenses over higher sales volumes, and lower direct marketing expense, partially offset by incremental acquisition-related expenses. The first quarter of fiscal 2019 adjusted net earnings excludes a benefit of $4.4 million, or $0.04 per diluted share, for the excess tax deduction for share-based compensation. The first quarter of fiscal 2018 adjusted net earnings excludes a benefit of $3.6 million, or $0.03 per diluted share, for the excess tax deduction for share-based compensation and one-time charges associated with the Tax Act of $33.1 million, or $0.30 per diluted share.

In addition, as a result of reduced shares outstanding from repurchases of our common stock, first quarter fiscal 2019 net earnings per diluted share and adjusted net earnings per diluted share were benefited by approximately $0.01 per diluted share. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

BUSINESS SEGMENTS

We operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. Operating loss for our Other activities includes earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.

The following table summarizes net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018	$ Change	% Change
Professional	$455,006	$403,669	$51,337	12.7%
Residential	145,158	142,507	2,651	1.9
Other	2,792	2,070	722	34.9
Total net sales*	$602,956	$548,246	$54,710	10.0%

*Includes international net sales of:	$141,545	$146,790	$(5,245)	(3.6)%

The following table summarizes segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	February 1, 2019	February 2, 2018	$ Change	% Change
Professional	$87,978	$75,912	$12,066	15.9%
Residential	13,072	15,713	(2,641)	(16.8)
Other	(31,030)	(25,240)	(5,790)	(22.9)
Total segment earnings	$70,020	$66,385	$3,635	5.5%

Professional Segment

Segment Net Sales

Worldwide net sales for our Professional segment increased 12.7 percent for the first quarter of fiscal 2019. The Professional segment net sales increase for the first quarter comparison was primarily due to strong channel demand for our landscape contractor zero-turn riding mowers and golf and grounds equipment in anticipation of in anticipation of the upcoming spring selling season; meaningful price increases across our product lines; successful new product introductions for our diesel-powered Exmark® Lazer ZTM and Toro® Z Master® zero-turn riding mowers, Outcross® turf tractor, and Dingo® TXL 2000; increased shipments of our BOSS® snow and ice management products, and sales of new products as a result of our acquisition of L.T. Rich. The Professional segment net sales increase was partially offset by reduced shipments of our ag-irrigation and irrigation products.

Segment Earnings

Professional segment earnings for the first quarter of fiscal 2019 increased by 15.9 percent compared to the first quarter of fiscal 2018 and increased to 19.3 percent from 18.8 percent when expressed as a percentage of net sales for the quarter comparison. As a percentage of net sales, the Professional segment earnings increase was primarily due to leveraging SG&A expense over higher sales volume and lower direct marketing expense, as Professional segment gross margin was down due to the unfavorable impact of commodity costs, tariff-related expenses on purchased components and raw materials, and product mix, partially offset by meaningful price increases across our product lines, as well as productivity initiatives.

Residential Segment

Segment Net Sales

Worldwide net sales for our Residential segment for the first quarter of fiscal 2019 increased 1.9 percent compared to the first quarter of fiscal 2018. The Residential segment net sales increase for the first quarter comparison was primarily driven by meaningful price increases across our product lines, strong retail demand for our snow products, and increased shipments of walk power mowers driven by strong channel demand ahead of our key selling season. The Residential segment net sales increase was partially offset by reduced shipments of our portable power products and Pope-branded irrigation products primarily due to unfavorable weather conditions in key regions and decreased sales of zero-turn riding mowers primarily due to timing of shipments compared to the prior fiscal year comparative period.

Segment Earnings

Residential segment earnings for the first quarter of fiscal 2019 decreased 16.8 percent compared to the first quarter of fiscal 2018, and when expressed as a percentage of net sales, decreased to 9.0 percent from 11.0 percent. As a percentage of net sales, the Residential segment earnings decrease was mainly driven by decreased gross margin due to the unfavorable impact of commodity costs and tariff-related expenses on purchased components and raw materials, partially offset by meaningful price increases across our product lines, productivity initiatives, and lower SG&A expense as a percentage of net sales driven by lower advertising, administrative, and warranty costs.

Other Activities

Other Net Sales

Net sales for our Other activities include sales from our wholly owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the first quarter of fiscal 2019 increased by $0.7 million, mainly due to increased sales of our golf and grounds equipment through our wholly owned domestic distribution companies.

Other Operating Loss

The operating loss for our Other activities increased $5.8 million for the first quarter of fiscal 2019, primarily due to the unfavorable accounting impact associated with our acquisition of a Northeastern U.S. distribution company, higher corporate expense, incremental acquisition-related costs, and lower gains realized on foreign currency exchange rate fluctuations, partially offset by higher interest income on marketable securities, and higher earnings for our equity investment in Red Iron.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as percentage of net sales for a rolling twelve month period. Our average net working capital as a percentage of net sales was 13.5 percent and 13.8 percent for the twelve months ended February 1, 2019 and February 2, 2018, respectively.

Inventory levels were down $22.7 million, or 5.2 percent, as of the end of the first quarter of fiscal 2019 compared to the end of the first quarter of fiscal 2018, primarily due to lower finished goods inventory driven by higher sales across the Professional and Residential segments, the benefit of inventory management initiatives, and the impact of foreign currency exchange rates, partially offset by higher work in process inventory mainly due to inclement weather resulting in production downtime and incremental inventory for our acquisition of L.T. Rich. Accounts receivable as of the end of the first quarter of fiscal 2019 increased $26.8 million, or 13.5 percent, compared to the end of the first quarter of fiscal 2018, primarily due to timing of sales across the Professional and Residential segments near quarter end, partially offset by the impact of foreign currency exchange rates. Our average days sales outstanding for receivables improved to 29.8 days, based on sales for the last twelve months ended February 1, 2019, compared to 30.1 days for the twelve months ended February 2, 2018. In addition, accounts payable increased $14.9 million, or 5.6 percent, as of the end of our first quarter of fiscal 2019 compared to the end of the first quarter of fiscal 2018, mainly due to negotiating more favorable payment terms with suppliers as a component of our working capital initiatives.

Cash Flow

Cash provided by operating activities for the first three months of fiscal 2019 increased $17.9 million compared to the first three months of fiscal 2018, primarily due to higher net earnings and benefits of inventory management initiatives, partially offset by a lower year-over-year benefit of extending accounts payable terms with suppliers as a component of our working capital initiatives. Cash used in investing activities increased $16.0 million during the first three months of fiscal 2019 compared to the first three months of fiscal 2018, primarily due to cash utilized for the acquisition of a Northeastern U.S. distribution company and increased capital spending driven by the expansion and renovation of our Tomah, Wisconsin manufacturing facility. Cash used in financing activities for the first three months of fiscal 2019 decreased $49.9 million compared to the first three months of fiscal 2018, mainly due to less cash utilized for common stock repurchases and long-term debt repayments, partially offset by increased common stock dividends paid.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, common stock repurchases, and our pending acquisition of CMW for at least the next twelve months. We plan to fund the merger consideration and transaction expenses related to our pending acquisition of CMW with cash on hand and debt, including borrowings from our unsecured senior revolving credit facility and/or other potential additional financing arrangements that we may pursue. As of February 1, 2019, cash and short-term investments held by our foreign subsidiaries were approximately $107.5 million.

Seasonal cash requirements are financed from operations, cash on hand, and with borrowings under our $600.0 million unsecured senior five-year revolving credit facility that expires in June 2023, as applicable. Included in our $600.0 million revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.

Loans under the revolving credit facility (other than swingline loans) bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of (a) total indebtedness to (b) consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2019, and has remained unchanged subsequent to the announcement of our pending acquisition of CMW, by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade.

Our revolving credit facility contains standard covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of

February 1, 2019, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of February 1, 2019, and we expect to be in compliance with all covenants during the remainder of fiscal 2019. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.

As of February 1, 2019, we had $312.6 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, and $91.0 million outstanding under our revolving credit facility. The February 1, 2019 long-term debt amounts were partially offset by debt issuance costs and deferred charges of $2.3 million related to our outstanding long-term debt. As of February 2, 2018, we had $315.5 million outstanding in long-term debt that includes $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, and a $94.3 million term loan. The February 2, 2018 long-term debt amounts were partially offset by debt issuance costs and deferred charges of $2.6 million related to our outstanding long-term debt. As of February 2, 2018, we had no outstanding borrowings under our revolving credit facility that was in place at that time. Our revolving credit facility is classified as long-term debt within our Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility and we currently intend to keep the balance outstanding for at least twelve months. However, our current intention to keep the balance of our revolving credit facility outstanding for at least the next twelve months would be changed as a result of the closing of our pending acquisition of CMW, as we would then intend to place a renewed focus on debt repayment, including amounts outstanding under the revolving credit facility. In addition to the $91.0 million outstanding under our revolving credit facility as of February 1, 2019, we had $1.5 million outstanding under the sublimit for standby letters of credit and $507.5 million of unutilized availability under our revolving credit facility as of February 1, 2019. Further, our domestic and non-U.S. operations maintain import letters of credit in the aggregate amount of approximately $13.7 million. As of February 1, 2019, we had $3.5 million of outstanding letters of credit.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.225 per share for the first quarter of fiscal 2019 that was paid on January 9, 2019. This was an increase of 12.5 percent over our cash dividend of $0.20 per share for the first quarter of fiscal 2018.

Share Repurchases

During the first quarter of fiscal 2019, we continued to repurchase shares of our common stock in the open market, thereby reducing our total shares outstanding. As a result of the pending acquisition of CMW, we expect to curtail repurchasing shares of our common stock throughout the remainder of fiscal 2019.

Customer Financing Arrangements and Contractual Obligations

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products in the U.S. that enables them to carry representative inventories of our products. Some independent international dealers continue to finance their products with a third party finance company. This third party financing company purchased $7.8 million of receivables from us during the first three months of fiscal 2019. As of February 1, 2019, $11.9 million of receivables financed by a third party financing company, excluding Red Iron, were outstanding. Our customer financing arrangements and contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such arrangements and obligations, other than our merger agreement with CMW and agreements with investment banking partners and other service providers in connection with such transaction.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first three months of fiscal 2019, the average cost of commodities and components purchased were higher compared to the average cost of commodities and components purchased in the first three months of fiscal 2018. We strategically work to mitigate the impact of inflation on the cost of commodities and components that affect our product lines; however, we anticipate that the average cost for some commodities and components will be higher for the remainder of fiscal 2019, as compared to fiscal 2018. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity and component cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

The following table provides a reconciliation of financial measures calculated and reported in accordance with GAAP, as well as adjusted non-GAAP financial measures, for the three month periods ended February 1, 2019 and February 2, 2018. We believe these measures may be useful in performing meaningful comparisons of past and present operating results, to understand the performance of our ongoing operations, and how management views the business.

The following is a reconciliation of our net earnings, diluted earnings per share ("EPS"), and effective tax rate to our adjusted net earnings, adjusted diluted EPS, and adjusted effective tax rate:

(Dollars in thousands)	Net Earnings		Diluted EPS		Effective Tax Rate
Three Months Ended	February 1, 2019	February 2, 2018	February 1, 2019	February 2, 2018	February 1, 2019	February 2, 2018
As Reported - GAAP	$59,540	$22,604	$0.55	$0.21	15.0%	66.0%
Impacts of tax reform:
Net deferred tax asset revaluation[1]	—	20,513	—	0.19	—%	(30.9)%
Deemed repatriation tax[2]	—	12,600	—	0.11	—%	(19.0)%
Benefit of the excess tax deduction for share-based compensation[3]	(4,361)	(3,576)	(0.04)	(0.03)	6.2%	5.4%
As Adjusted - Non-GAAP	$55,179	$52,141	$0.51	$0.48	21.2%	21.5%

[1]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate required the re-measurement of the company's net deferred taxes as of the date of enactment, which resulted in a non-cash charge of $20.5 million during the three month period ended February 2, 2018.

[2]
The Tax Act imposed a one-time deemed repatriation tax on the company's historical undistributed earnings and profits of foreign affiliates, which resulted in a charge of $12.6 million during the three month period ended February 2, 2018, payable over eight years.

[3]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. We recorded discrete tax benefits of $4.4 million and $3.6 million as excess tax deductions for share-based compensation during the three month periods ended February 1, 2019 and February 2, 2018, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for a discussion of our critical accounting policies and estimates.

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

In order to identify and evaluate the impact of the amended guidance on the company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems, the company has established a cross-functional project management team. This cross-functional project management team is tasked with evaluating the potential implications of the amended guidance, including compiling and analyzing existing explicit lease agreements, reviewing contractual agreements for embedded leases, determining the discount rate to be used in valuing ROU assets and lease liabilities under new and existing leases, and assessing the changes to the company's accounting policies, business processes, internal controls, and information systems that may be necessary to comply with the provisions and all applicable financial statement disclosures required by the amended guidance. At this point in the company's evaluation process, the company has compiled and analyzed existing explicit lease agreements, completed its initial assessment of its business and system requirements, and has selected its third-party lease accounting software solution. The company is in the process of implementing its third-party lease accounting software solution, assessing the impact to its internal control environment; evaluating the impact of the amended guidance on its accounting policies, business processes and procedures, and information systems; and, where applicable, reviewing contractual agreements for embedded leases.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; the pending acquisition of CMW; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.

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

•
We intend to grow our business in part through acquisitions, including our pending acquisition of CMW, and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding interest rate risk and equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk and commodity cost risk.

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

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2019 through fiscal 2021. All items are non-trading and stated in U.S. dollars. As of February 1, 2019, the average contracted rate, notional amount, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7408	$101,633.5	$1,658.6
Buy U.S. dollar/Sell Canadian dollar	1.3035	30,809.7	78.6
Buy U.S. dollar/Sell Euro	1.2095	145,130.1	3,340.1
Buy U.S. dollar/Sell British pound	1.3475	57,913.8	661.3
Buy Mexican peso/Sell U.S. dollar	20.4994	$1,883.0	$64.4

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There was no change in our internal control over financial reporting that occurred during our first quarter ended February 1, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K (Item 1A. Risk Factors). There has been no material change in those risk factors, with the exception of the addition of the following risk factor:

Our pending acquisition of The Charles Machine Works, Inc. involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.

On February 14, 2019, we entered into a definitive merger agreement to acquire The Charles Machine Works, Inc. (“CMW”). The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•	delays in completing the acquisition within the expected time period and the risk that the merger may not be completed at all;

•	diversion of management's attention to complete the acquisition and integrate CMW’s operations thereafter;

•	disruption to our existing operations and plans or inability to effectively manage our expanded operations after the closing of the acquisition;

•
failure, difficulties or delays in securing, integrating and assimilating information, financial systems, internal controls, operations, manufacturing processes and products, or the distribution channel for CMW’s businesses and product lines;

•	potential loss of key CMW employees, suppliers, customers, distributors, or dealers or other adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;

•
adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, or delays in the realization thereof;

•	reallocation of amounts of capital from our other strategic initiatives;

•
as we intend to finance the acquisition and related transaction expenses with new debt, the expected increase in our leverage and debt service requirements could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•
inaccurate assessment of undisclosed, contingent or other liabilities, unanticipated costs associated with the acquisition, and despite the existence of representations, warranties and indemnities in the merger agreement and a representation and warranty insurance policy, an inability to recover or manage such liabilities and costs;

•
incorrect estimates made in the accounting for the acquisition or the potential future write-off of significant amounts of goodwill, intangible assets and/or other tangible assets if the CMW business does not perform in the future as expected; and

•	other factors mentioned in our recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors”.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our first quarter ended February 1, 2019:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
November 1, 2018 through November 30, 2018	—	$—	—	2,402,014
December 1, 2018 through December 28, 2018	269,386	55.68	269,386	7,132,628
December 29, 2018 through February 1, 2019	92,361	55.81	90,372	7,042,256
Total	361,747	$55.71	359,758

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 359,758 shares during the period indicated above under this program and 2,042,256 shares remained available to repurchase under this program as of February 1, 2019.

[2]
On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above.

[3]
Includes 1,989 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $58.13 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,989 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

ITEM 5.  OTHER INFORMATION

As previously announced on February 15, 2019, the company entered into a definitive merger agreement ("merger agreement") with The Charles Machine Works, Inc., a privately held Oklahoma corporation, on February 14, 2019. On March 1, 2019, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with respect to the transactions contemplated by the merger agreement. The early termination of the waiting period under the HSR Act satisfies one of the conditions to the closing of the merger. The closing of the merger remains subject to the satisfaction or waiver of the remaining closing conditions set forth in the merger agreement, including regulatory approval by the German Federal Cartel Office.

ITEM 6.  EXHIBITS

(a)	Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of February 14, 2019, by and among The Toro Company, The Charles Machine Works, Inc., Helix Company, Inc., and Agent 186 LLC as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 15, 2019, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2019, filed with the SEC on March 6, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three-month periods ended February 1, 2019 and February 2, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended February 1, 2019 and February 2, 2018, (iii) Condensed Consolidated Balance Sheets as of February 1, 2019, February 2, 2018, and October 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the three-month periods ended February 1, 2019 and February 2, 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three-month periods ended February 1, 2019 and February 2, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 6, 2019	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)