Form 10-Q
period 2019-05-03
TORO CO
filed 2019-06-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2019

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	1-8649	41-0580470
State or Other Jurisdiction of Incorporation or Organization	Commission File Number	I.R.S. Employer Identification Number

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	TTC	New York Stock Exchange

The number of shares of the registrant’s common stock outstanding as of May 29, 2019 was 106,435,227.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Net sales	$962,036	$875,280	$1,564,992	$1,423,526
Cost of sales	640,738	551,224	1,028,077	895,231
Gross profit	321,298	324,056	536,915	528,295
Selling, general and administrative expense	183,573	153,783	329,136	291,100
Operating earnings	137,725	170,273	207,779	237,195
Interest expense	(6,694)	(4,720)	(11,436)	(9,538)
Other income, net	6,149	3,613	10,857	7,894
Earnings before income taxes	137,180	169,166	207,200	235,551
Provision for income taxes	21,610	37,877	32,090	81,658
Net earnings	$115,570	$131,289	$175,110	$153,893

Basic net earnings per share of common stock	$1.08	$1.23	$1.64	$1.44

Diluted net earnings per share of common stock	$1.07	$1.21	$1.62	$1.41

Weighted-average number of shares of common stock outstanding — Basic	106,679	106,423	106,466	106,830

Weighted-average number of shares of common stock outstanding — Diluted	108,007	108,835	107,909	109,353

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Net earnings	$115,570	$131,289	$175,110	$153,893
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,767)	(8,748)	(336)	2,124
Derivative instruments, net of tax of $998; $1,412; $(354); and $833, respectively	3,166	4,035	(843)	1,256
Other comprehensive income (loss), net of tax	(601)	(4,713)	(1,179)	3,380
Comprehensive income	$114,969	$126,576	$173,931	$157,273

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 3, 2019	May 4, 2018	October 31, 2018
ASSETS
Cash and cash equivalents	$180,078	$206,100	$289,124
Receivables, net	428,567	329,570	193,178
Inventories, net	611,331	394,801	358,259
Prepaid expenses and other current assets	50,298	47,758	54,076
Total current assets	1,270,274	978,229	894,637

Property, plant and equipment, gross	1,108,978	901,768	928,981
Less accumulated depreciation	683,597	656,420	657,522
Property, plant and equipment, net	425,381	245,348	271,459

Deferred income taxes	4,484	42,994	38,252
Goodwill	372,343	225,736	225,290
Other intangible assets, net	333,177	109,710	105,649
Other assets	60,341	33,730	35,697
Total assets	$2,466,000	$1,635,747	$1,570,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$90,000	$13,000	$—
Accounts payable	391,692	303,911	256,575
Accrued liabilities	360,082	335,496	276,060
Total current liabilities	841,774	652,407	532,635

Long-term debt, less current portion	721,079	299,302	312,549
Deferred income taxes	50,665	1,770	1,397
Other long-term liabilities	47,205	58,941	55,487

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,433,714 shares as of May 3, 2019, 105,456,188 shares as of May 4, 2018, and 105,600,652 shares as of October 31, 2018	106,434	105,456	105,601
Retained earnings	723,959	538,470	587,252
Accumulated other comprehensive loss	(25,116)	(20,599)	(23,937)
Total stockholders’ equity	805,277	623,327	668,916
Total liabilities and stockholders’ equity	$2,466,000	$1,635,747	$1,570,984

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 3, 2019	May 4, 2018
Cash flows from operating activities:
Net earnings	$175,110	$153,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(5,825)	(5,370)
Contributions to finance affiliate, net	(1,743)	(2,959)
Provision for depreciation and amortization	43,452	30,141
Stock-based compensation expense	7,025	5,565
Deferred income taxes	(193)	21,121
Other	42	(40)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(169,820)	(143,947)
Inventories, net	(4,683)	(62,575)
Prepaid expenses and other assets	534	(8,402)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	120,091	151,007
Net cash provided by operating activities	163,990	138,434

Cash flows from investing activities:
Purchases of property, plant and equipment	(33,421)	(35,365)
Proceeds from asset disposals	105	—
Investment in unconsolidated entities	(150)	(333)
Acquisitions, net of cash acquired	(692,077)	(31,202)
Net cash used in investing activities	(725,543)	(66,900)

Cash flows from financing activities:
Borrowings under debt arrangements	700,000	—
Repayments under debt arrangements	(201,004)	(20,239)
Proceeds from exercise of stock options	24,408	5,778
Payments of withholding taxes for stock awards	(1,894)	(3,212)
Purchases of Toro common stock	(20,043)	(116,490)
Dividends paid on Toro common stock	(47,930)	(42,679)
Net cash provided by (used in) financing activities	453,537	(176,842)

Effect of exchange rates on cash and cash equivalents	(1,030)	1,152

Net decrease in cash and cash equivalents	(109,046)	(104,156)
Cash and cash equivalents as of the beginning of the fiscal period	289,124	310,256
Cash and cash equivalents as of the end of the fiscal period	$180,078	$206,100

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 1, 2019	$105,747	$613,165	$(24,515)	$694,397
Cash dividends paid on common stock - $0.225 per share	—	(24,007)	—	(24,007)
Issuance of 687,522 shares for stock options exercised and restricted stock units vested	687	16,152	—	16,839
Stock-based compensation expense	—	3,101	—	3,101
Purchase of 345 shares of common stock	—	(22)	—	(22)
Other comprehensive loss	—	—	(601)	(601)
Net earnings	—	115,570	—	115,570
Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277

Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.45 per share	—	(47,930)	—	(47,930)
Issuance of 1,225,308 shares for stock options exercised and restricted stock units vested	1,225	21,779	—	23,004
Stock-based compensation expense	—	7,025	—	7,025
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 392,245 shares of common stock	(392)	(21,545)	—	(21,937)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(1,179)	(1,179)
Net earnings	—	175,110	—	175,110
Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277

Balance as of February 2, 2018	$106,435	$490,373	$(16,027)	$580,781
Cash dividends paid on common stock - $0.20 per share	—	(21,254)	—	(21,254)
Issuance of 102,262 shares for stock options exercised and restricted stock units vested	102	1,240	—	1,342
Stock-based compensation expense	—	2,441	—	2,441
Purchase of 1,080,729 shares of common stock	(1,081)	(65,478)	—	(66,559)
Reclassification due to the adoption of ASU 2018-02	—	(141)	141	—
Other comprehensive income	—	—	(4,713)	(4,713)
Net earnings	—	131,289	—	131,289
Balance as of May 4, 2018	$105,456	$538,470	$(20,599)	$623,327

Balance as of October 31, 2017	$106,883	$534,329	$(24,120)	$617,092
Cash dividends paid on common stock - $0.40 per share	—	(42,679)	—	(42,679)
Issuance of 609,253 shares for stock options exercised and restricted stock units vested	609	3,732	—	4,341
Stock-based compensation expense	—	5,565	—	5,565
Contribution of stock to a deferred compensation trust	—	1,437	—	1,437
Purchase of 2,036,037 shares of common stock	(2,036)	(117,666)	—	(119,702)
Reclassification due to the adoption of ASU 2018-02	—	(141)	141	—
Other comprehensive income	—	—	3,380	3,380
Net earnings	—	153,893	—	153,893
Balance as of May 4, 2018	$105,456	$538,470	$(20,599)	$623,327

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 3, 2019

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the six months ended May 3, 2019 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2019.

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

The company completed its acquisition of The Charles Machine Works, Inc. ("CMW") on April 1, 2019. CMW's financial position, results of operations, and cash flows are reported based on a calendar month end; and accordingly, April 30, 2019 was the period end closest to the company's fiscal second quarter ended May 3, 2019. This reporting period difference did not have a significant impact on the Consolidated Financial Position, Results of Operations, and Cash Flows of the company as of and for the three and six month periods ended May 3, 2019. Refer to Note 2, Business Combinations, for additional information regarding the company's acquisition of CMW.

For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018. The policies described in that report are used for preparing quarterly reports.

Accounting Policies

In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.

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

Upon adoption of ASU 2014-09, the company recognized an immaterial transition adjustment within the company's fiscal 2019 beginning retained earnings balance on the Condensed Consolidated Balance Sheets for the cumulative effect of the change in accounting standard. Results for reporting periods beginning after November 1, 2018 are presented under the guidelines of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, while prior reporting period amounts have not been adjusted and continue to be reported under ASC 605, Revenue Recognition. The adoption of ASU 2014-09 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three and six months ended May 3, 2019. Additionally, the company identified and implemented the appropriate changes to its business processes, information systems, and internal controls to support the preparation of financial information, which did not materially affect the company's internal controls over financial reporting. Refer to Note 4, Revenue, for the additional disclosures required under ASC 606.

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

Note 2 — Business Combinations

The Charles Machine Works, Inc.

On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), the company completed the acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broaden and strengthen the company's Professional segment product portfolio and expands its dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. The preliminary aggregate merger consideration was $679.6 million ("purchase price"), and remains subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the closing date. Such customary adjustments are expected to be completed during fiscal 2019. The company funded the preliminary purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings from the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the purchase price, refer to Note 6, Indebtedness. The company has incurred approximately $8.0 million and $9.7 million of acquisition-related transaction costs during the three and six month periods ended May 3, 2019, respectively. These acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.

Preliminary Purchase Price Allocation

The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their fair values as of the closing date. The company believes that the information available as of the closing date provides a reasonable basis for estimating the fair values of the assets acquired and liabilities assumed; however, the company is continuing to finalize these amounts, particularly with respect to income taxes and valuations of inventories, fixed assets, and intangible assets. Thus, the preliminary measurements of fair value reflected are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize the valuation and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.

The following table summarizes the allocation of the preliminary purchase price to the values assigned to the CMW assets acquired and liabilities assumed. These values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	April 1, 2019
Cash and cash equivalents	$16,036
Receivables	65,618
Inventories	243,721
Prepaid expenses and other current assets	8,209
Property, plant and equipment	142,700
Goodwill	145,538
Other intangible assets	232,980
Other long-term assets	12,956
Accounts payable	(36,644)
Accrued liabilities	(44,260)
Deferred income tax liabilities	(83,254)
Other long-term liabilities	(7,985)
Total fair value of net assets acquired	695,615
Less: cash and cash equivalents acquired	(16,036)
Total purchase price	$679,579

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities and component parts, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and increased Professional segment goodwill to $360.3 million as of May 3, 2019 from $215.0 million as of February 1, 2019. Goodwill is expected to be mostly non-deductible for tax purposes.

Other Intangible Assets Acquired

The allocation of the preliminary purchase price to the net assets acquired resulted in the recognition of $233.0 million of other intangible assets as of the closing date. The preliminary fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were estimated using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The preliminary fair values of the trade names were estimated using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The preliminary fair values of the customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method. The preliminary fair values of such other intangible assets under the excess earnings method are based on the expected operating cash flows attributable to the respective other intangible asset, which were estimated by deducting economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective other intangible asset. The preliminary useful lives of the intangible assets were determined based on the period of expected cash flows used to measure the preliminary fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.

The preliminary fair values of the other intangible assets acquired on the closing date, related accumulated amortization from the closing date through May 3, 2019, and preliminary weighted-average useful lives were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	18.1	$111,400	$(576)	$110,824
Developed technology	7.7	19,300	(266)	19,034
Trade names	20.0	5,300	(22)	5,278
Backlog	0.5	6,580	(1,097)	5,483
Total amortizable	16.0	142,580	(1,961)	140,619
Non-amortizable - trade names		90,400	—	90,400
Total other intangible assets, net		$232,980	$(1,961)	$231,019

Amortization expense for the definite-lived intangible assets resulting from the acquisition of CMW for the three and six month periods ended May 3, 2019 was $2.0 million. Estimated amortization expense for the remainder of fiscal 2019 and succeeding fiscal years is as follows: fiscal 2019 (remainder), $10.7 million; fiscal 2020, $10.4 million; fiscal 2021, $10.4 million; fiscal 2022, $9.8 million; fiscal 2023, $8.8 million; fiscal 2024, $8.4 million; and after fiscal 2024, $82.1 million.

Results of Operations

CMW's results of operations have been included within the Professional segment in the company's Condensed Consolidated Financial Statements from the closing date. During the three and six month periods ended May 3, 2019, the company recognized $70.9 million and $4.1 million of net sales and segment loss from CMW's operations, respectively. Segment loss for the three and six month periods ended May 3, 2019 includes a $9.5 million charge for amortization of the inventory fair value step-up amount and backlog intangible asset resulting from purchase accounting adjustments.

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information has been prepared as if the acquisition had taken place on November 1, 2017 and has been prepared for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place on November 1, 2017 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that may be realized from the integration of the acquisition. The unaudited pro forma results for the three and six month periods ended May 3, 2019 and May 4, 2018 have been adjusted to exclude the pro forma impact of amortization of the inventory fair value step-up amount and backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the estimated purchase price allocations and estimated useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the estimated purchase price allocations and estimated useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.

The following table presents the unaudited pro forma financial information:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Net sales	$1,086,708	$1,046,932	$1,864,243	$1,749,535
Net earnings[1]	176,481	131,022	233,404	152,102
Basic net earnings per share of common stock	1.65	1.23	2.19	1.42
Diluted net earnings per share of common stock[1]	$1.63	$1.20	$2.16	$1.39

[1]
On January 1, 2019, CMW amended its retiree medical plans so that no employee hired, or rehired, after that date would be eligible for such retiree medical plans. CMW further amended its retiree medical plans on February 14, 2019 so that no employee who terminates employment after February 14, 2019 is eligible to participate in the retiree medical plans and to terminate its retiree medical plans effective December 31, 2019. The amendments and resulting termination of CMW's retiree medical plans resulted in a gain of approximately $45.8 million. This gain is reflected within net earnings in the unaudited pro forma financial information for the three and six month periods ended May 3, 2019. The impact on diluted net earnings per share of common stock for the three and six month periods ended May 3, 2019 was $0.42 per diluted share of common stock.

Northeastern U.S. Distribution Company

Effective November 30, 2018, during the first quarter of fiscal 2019, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities of, a Northeastern U.S. distribution company. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations. Additional purchase accounting disclosures have been omitted given the immateriality of this acquisition in relation to the company's Consolidated Financial Condition and Results of Operations.

L.T. Rich Products, Inc.

Effective March 19, 2018, during the second quarter of fiscal 2018, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities of, L.T. Rich Products, Inc., a manufacturer of professional zero-turn spreader/sprayers, aerators, and snow and ice management equipment. The addition of these products has broadened and strengthened the company’s Professional segment solutions for landscape contractors and grounds professionals. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations. Additional purchase accounting disclosures have been omitted given the immateriality of this acquisition in relation to the company's Consolidated Financial Condition and Results of Operations.

Note 3 — Segment Data

The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has determined it has ten operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's operating segments is based on the operating segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. These Other activities consist of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended May 3, 2019	Professional	Residential	Other	Total
Net sales	$723,506	$232,147	$6,383	$962,036
Intersegment gross sales	23,716	80	(23,796)	—
Earnings (loss) before income taxes	$150,119	$22,030	$(34,969)	$137,180

(Dollars in thousands)
Six Months Ended May 3, 2019	Professional	Residential	Other	Total
Net sales	$1,178,512	$377,305	$9,175	$1,564,992
Intersegment gross sales	37,325	179	(37,504)	—
Earnings (loss) before income taxes	238,097	35,102	(65,999)	207,200
Total assets	$1,848,351	$271,224	$346,425	$2,466,000

(Dollars in thousands)
Three Months Ended May 4, 2018	Professional	Residential	Other	Total
Net sales	$660,373	$212,169	$2,738	$875,280
Intersegment gross sales	10,664	107	(10,771)	—
Earnings (loss) before income taxes	$164,979	$26,304	$(22,117)	$169,166

(Dollars in thousands)
Six Months Ended May 4, 2018	Professional	Residential	Other	Total
Net sales	$1,064,042	$354,676	$4,808	$1,423,526
Intersegment gross sales	17,122	163	(17,285)	—
Earnings (loss) before income taxes	240,891	42,017	(47,357)	235,551
Total assets	$963,564	$288,248	$383,935	$1,635,747

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Corporate expenses	$(34,357)	$(21,096)	$(62,671)	$(45,497)
Interest expense	(6,694)	(4,720)	(11,436)	(9,538)
Other income	6,082	3,699	8,108	7,678
Total operating loss	$(34,969)	$(22,117)	$(65,999)	$(47,357)

Note 4 — Revenue

The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in sales promotions and incentives offered to customers, as well as anticipated product returns. A provision is made at the time revenue is recognized as a reduction of the transaction price for expected product returns, rebates, floor plan costs, and other sales promotion and incentive expenses. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.

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

The following tables disaggregate our reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended May 3, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$618,099	$225,456	$2,661	$846,216
Irrigation	105,407	6,691	3,722	115,820
Total net sales	$723,506	$232,147	$6,383	$962,036

Revenue by geographic market:
United States	$546,413	$190,163	$6,383	$742,959
Foreign Countries	177,093	41,984	—	219,077
Total net sales	$723,506	$232,147	$6,383	$962,036

Six Months Ended May 3, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,005,649	$358,966	$4,630	$1,369,245
Irrigation	172,863	18,339	4,545	195,747
Total net sales	$1,178,512	$377,305	$9,175	$1,564,992

Revenue by geographic market:
United States	$894,517	$300,678	$9,175	$1,204,370
Foreign Countries	283,995	76,627	—	360,622
Total net sales	$1,178,512	$377,305	$9,175	$1,564,992

Three Months Ended May 4, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$554,068	$203,932	$1,488	$759,488
Irrigation	106,305	8,237	1,250	115,792
Total net sales	$660,373	$212,169	$2,738	$875,280

Revenue by geographic market:
United States	$495,017	$170,446	$2,738	$668,201
Foreign Countries	165,356	41,723	—	207,079
Total net sales	$660,373	$212,169	$2,738	$875,280

Six Months Ended May 4, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$882,710	$333,239	$2,756	$1,218,705
Irrigation	181,332	21,437	2,052	204,821
Total net sales	$1,064,042	$354,676	$4,808	$1,423,526

Revenue by geographic market:
United States	$790,707	$274,142	$4,808	$1,069,657
Foreign Countries	273,335	80,534	—	353,869
Total net sales	$1,064,042	$354,676	$4,808	$1,423,526

Product Revenue

The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. Additionally, the company ships some of its products to a key retailer's distribution centers on a consignment basis. The company retains control of its products stored at the key retailer's distribution centers. As the company's products are removed from the distribution centers by the key retailer and shipped to the key retailer's stores, control is transferred from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the distribution centers.

The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC ("Red Iron"), a joint venture that primarily provides inventory financing to certain dealers and distributors of our equipment and irrigation products. The company also has floor plan financing arrangements with separate third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron. When product sales are financed by Red Iron or other third-party financial institutions, the transactions are structured as an advance in the form of a payment to the company on behalf of a dealer or distributor with respect to invoices financed by the financial institutions. These payments extinguish the obligation of such dealer or distributor to make payment to the company under the terms of the applicable invoice. Under a separate agreement between the financial institutions and such dealer or distributor, the financial institution provides a loan to such dealer or distributor for the advances paid by the financial institutions to the company. The company's sales of product to customers that do not elect to finance purchases through Red Iron or the third-party financial institutions are generally on open account with terms that generally approximate 30 to 120 days and the resulting receivables are included within receivables, net on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities

Contract liabilities relate to deferred revenue recognized for payments received at contract inception in advance of the company's performance under the contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped, or in the case of certain agreements, when a product is delivered. As of May 3, 2019 and October 31, 2018, $14.8 million and $14.0 million, respectively, of unearned revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended May 3, 2019, the company recognized $1.5 million and $3.2 million of the October 31, 2018 unearned revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.6 million of the October 31, 2018 unearned amount within net sales throughout the remainder of fiscal 2019, $4.3 million in fiscal 2020, and $3.9 million thereafter.

As a result of the company's acquisition of CMW on April 1, 2019, the company assumed $8.0 million of contract liabilities related to separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. For the three and six months ended May 3, 2019, the company recognized $1.7 million of the April 1, 2019 assumed unearned revenue balance related to the CMW acquisition within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.7 million of the unearned amount of the April 1, 2019 assumed unearned revenue balance related to the CMW acquisition within net sales throughout the remainder of fiscal 2019, $2.2 million in fiscal 2020, and $1.4 million thereafter. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Note 5 — Goodwill and Other Intangible Assets

The company's acquisition of CMW on April 1, 2019 resulted in the recognition of $145.5 million and $233.0 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2019 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2018	$214,827	$10,463	$—	$225,290
Goodwill acquired	145,538	—	1,534	147,072
Translation adjustments	(47)	28	—	(19)
Balance as of May 3, 2019	$360,318	$10,491	$1,534	$372,343

Other Intangible Assets

The components of other intangible assets as of May 3, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,254	$(12,728)	$5,526
Non-compete agreements	5.5	6,889	(6,797)	92
Customer-related	18.3	201,022	(26,719)	174,303
Developed technology	7.6	50,338	(29,292)	21,046
Trade names	15.5	7,599	(1,903)	5,696
Backlog and other	0.6	7,380	(1,897)	5,483
Total amortizable	15.1	291,482	(79,336)	212,146
Non-amortizable - trade names		121,031	—	121,031
Total other intangible assets, net		$412,513	$(79,336)	$333,177

The components of other intangible assets as of May 4, 2018 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.7	$18,287	$(11,937)	$6,350
Non-compete agreements	5.5	6,918	(6,806)	112
Customer-related	18.5	89,874	(21,284)	68,590
Developed technology	7.6	31,180	(27,872)	3,308
Trade names	5.0	2,351	(1,724)	627
Other	1.0	800	(800)	—
Total amortizable	14.2	149,410	(70,423)	78,987
Non-amortizable - trade names		30,723	—	30,723
Total other intangible assets, net		$180,133	$(70,423)	$109,710

The components of other intangible assets as of October 31, 2018 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,235	$(12,297)	$5,938
Non-compete agreements	5.5	6,872	(6,771)	101
Customer-related	18.5	89,622	(23,653)	65,969
Developed technology	7.6	31,029	(28,471)	2,558
Trade names	5.0	2,307	(1,805)	502
Other	1.0	800	(800)	—
Total amortizable	14.3	148,865	(73,797)	75,068
Non-amortizable - trade names		30,581	—	30,581
Total other intangible assets, net		$179,446	$(73,797)	$105,649

Amortization expense for definite-lived intangible assets during the second quarter of fiscal 2019 and fiscal 2018 was $3.7 million and $1.8 million, respectively. Amortization expense for definite-lived intangible assets during the first six months of fiscal 2019 and 2018 was $5.5 million and $3.6 million, respectively. Estimated amortization expense for the remainder of fiscal 2019 and succeeding fiscal years is as follows: fiscal 2019 (remainder), $13.9 million; fiscal 2020, $16.5 million; fiscal 2021, $16.1 million; fiscal 2022, $15.4 million; fiscal 2023, $14.0 million; fiscal 2024, $13.3 million; and after fiscal 2024, $122.9 million.

Note 6 — Indebtedness

The following is a summary of the company's indebtedness:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Revolving credit facility	$90,000	$—	$91,000
$200 million term loan	200,000	—	—
$300 million term loan	300,000	—	—
7.800% debentures	100,000	100,000	100,000
6.625% senior notes	123,885	123,823	123,854
$130 million term loan	—	91,000	—
Less: unamortized discounts, debt issuance costs and deferred charges	(2,806)	(2,521)	(2,305)
Total indebtedness, net	811,079	312,302	312,549
Less: current portion of long-term debt	(90,000)	(13,000)	—
Long-term debt, less current portion	$721,079	$299,302	$312,549

Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2019 and succeeding five fiscal years are as follows: fiscal 2019 (remainder), $0.0 million; fiscal 2020, $0.0 million; fiscal 2021, $0.0 million; fiscal 2022, $215.0 million; fiscal 2023, $120.0 million; fiscal 2024, $255.0 million; and after fiscal 2024, $225.0 million.

Revolving Credit Facility

In June 2018, the company replaced its prior revolving credit facility and term loan, which were scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that, among other things, increased the company's borrowing capacity to $600 million, from $150 million, and expires in June 2023. Included in the company's $600 million revolving credit facility is a $10 million sublimit for standby letters of credit and a $30 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below. In connection with the entry into the new revolving credit facility during June 2018, the company incurred approximately $1.9 million of debt issuance costs, which are being amortized over the life of the revolving credit facility under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. The company classifies the debt issuance costs related to its revolving credit facility within other assets on the Condensed Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility.

As of May 3, 2019, the company had $90.0 million outstanding under the revolving credit facility resulting from amounts drawn to fund the portion of the purchase price of the company's acquisition of CMW not financed under the company's term loan credit agreement, $1.9 million outstanding under the sublimit for standby letters of credit, and $508.1 million of unutilized availability under the revolving credit facility. As of October 31, 2018, the company had $91.0 million outstanding under the revolving credit facility, $1.5 million outstanding under the sublimit for standby letters of credit, and $507.5 million of unutilized availability under the revolving credit facility. As of May 4, 2018, the company had no borrowings under the revolving credit facility that was in place at that time. Typically, the company's revolving credit facility is classified as long-term debt within the company's Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies the portion of outstanding borrowings under the revolving credit facility that the company intends to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of May 3, 2019, the company reclassified $90.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the company's Condensed Consolidated Balance Sheets. As of October 31, 2018, the $91.0 million of outstanding borrowings under the company's revolving credit facility were classified as long-term debt within the company's Condensed Consolidated Balance Sheets.

The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of May 3, 2019 and October 31, 2018. As of May 4, 2018, the company was in compliance with all covenants related to the credit agreement for the revolving credit facility that was in place at that time.

Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 3, 2019, the company made interest payments of approximately $1.8 million and $1.0 million on the outstanding borrowings of the revolving credit facility. The company did not incur interest expense on the revolving credit facility that was in place during the three and six months ended May 4, 2018, as the company had no borrowings under the facility that was in place at that time.

Term Loan Credit Agreement

In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the company's acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of the company's acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200 million three year unsecured senior term loan facility. For the $300 million five year unsecured senior term loan facility, the company is required to make quarterly amortization payments of 2.5 percent of the aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No payments are required during the first three years of the $300 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium.

In connection with the company's entry into the term loan credit agreement in March 2019, the company incurred approximately $0.6 million of debt issuance costs, which are being amortized over the life of the respective term loans under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the term loan credit agreement on the company's Condensed Consolidated Balance Sheets. As of May 3, 2019, there were $200 million and $300 million of outstanding borrowings under the term loan credit agreement for the $200 million three year unsecured senior term loan facility and the $300 million five year unsecured senior term loan facility, respectively, which are classified as long-term debt within the company's Condensed Consolidated Balance Sheets.

The term loan credit agreement contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's term loan credit agreement as of May 3, 2019.

Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 3, 2019, the company made interest payments of approximately $1.6 million on the outstanding borrowings under the term loan credit agreement.

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

6.625% Senior Notes

On April 26, 2007, the company issued $125 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fee and direct debt issuance costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.

$130 Million Term Loan

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

Note 7 — Inventories

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

On April 1, 2019, with the acquisition of CMW, the company acquired $243.7 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Inventories were as follows:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Raw materials and work in process	$186,065	$112,435	$115,280
Finished goods and service parts	497,467	349,167	315,179
Total FIFO value	683,532	461,602	430,459
Less: adjustment to LIFO value	72,201	66,801	72,200
Total inventories, net	$611,331	$394,801	$358,259

Note 8 — Property and Depreciation

Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company provides for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and web site development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects.

On April 1, 2019, with the acquisition of CMW, the company acquired $142.7 million of property, plant, and equipment, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Property, plant and equipment was as follows:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Land and land improvements	$53,123	$38,085	$39,607
Buildings and leasehold improvements	263,103	195,463	209,686
Machinery and equipment	421,927	341,702	349,550
Tooling	223,621	204,018	211,756
Computer hardware and software	91,353	86,500	83,338
Construction in Process	55,851	36,000	35,044
Gross property, plant, and equipment	1,108,978	901,768	928,981
Less: accumulated depreciation	683,597	656,420	657,522
Property, plant, and equipment, net	$425,381	$245,348	$271,459

Note 9 — Warranty Guarantees

The company’s products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage is generally provided for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet the company's prescribed standards. Warranty expense is accrued at the time of sale based on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, the historical length of time between the sale and resulting warranty claim, and other minor factors. Special warranty reserves are also accrued for major rework campaigns. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense. In addition to the standard warranties offered by the company on its products, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. For additional information on the contract liabilities associated with the company's separately priced extended warranties, refer to Note 4, Revenue.

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Beginning balance	$76,745	$74,885	$76,214	$74,155
Provisions	17,946	17,219	28,502	27,789
Acquisitions	14,272	—	14,272	—
Claims	(11,356)	(8,876)	(22,171)	(18,716)
Changes in estimates	(1,855)	1,040	(1,065)	1,040
Ending balance	$95,752	$84,268	$95,752	$84,268

Note 10 — Investment in Joint Venture

In fiscal 2009, the company and TCFIF established Red Iron to primarily provide inventory financing to certain distributors and dealers of the company’s products in the U.S. On November 29, 2016, during the first quarter of fiscal 2017, the company entered into amended agreements for its Red Iron joint venture with TCFIF. As a result, the amended term of Red Iron will continue until October 31, 2024, subject to two-year extensions thereafter. Either the company or TCFIF may elect not to extend the amended term, or any subsequent term, by giving one-year written notice to the other party.

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 3, 2019 was $30.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended May 3, 2019 and May 4, 2018 were $1,031.3 million and $990.4 million, respectively. As of April 30, 2019, Red Iron’s total assets were $600.8 million and total liabilities were $533.9 million.

Note 11 — Stock-Based Compensation

Compensation costs related to stock-based awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Stock option awards	$1,328	$1,240	$3,163	$2,415
Restricted stock units	759	650	1,452	1,655
Performance share awards	1,014	551	1,818	965
Unrestricted common stock awards	—	—	592	530
Total compensation cost for stock-based awards	$3,101	$2,441	$7,025	$5,565

During the first six months of fiscal years 2019 and 2018, 10,090 and 8,388 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal years 2019 and 2018.

Stock Option Awards

Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated vesting if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally the option holder must be employed as of the end of the fiscal year in which the options are granted in order for the options to continue to vest following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

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

The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2019	Fiscal 2018
Expected life of option in years	6.31	6.04
Expected stock price volatility	19.84%	20.58%
Risk-free interest rate	2.77%	2.21%
Expected dividend yield	1.18%	0.97%
Per share weighted-average fair value at date of grant	$12.82	$14.25

Performance Share Awards

Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2019 and 2018 was $59.58 and $65.40, respectively. No performance share awards were granted during the second quarter of fiscal 2019 and 2018.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2019 and 2018 was $64.75 and $65.82, respectively.

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss ("AOCL"), net of tax, were as follows:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Foreign currency translation adjustments	$30,047	$19,094	$29,711
Pension and post-retirement benefits	561	1,681	561
Cash flow derivative instruments	(5,492)	(176)	(6,335)
Total accumulated other comprehensive loss	$25,116	$20,599	$23,937

The components and activity of AOCL for the three and six month periods ended May 3, 2019 and May 4, 2018 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of Balance as of February 1, 2019	$26,280	$561	$(2,326)	$24,515
Other comprehensive (income) loss before reclassifications	3,767	—	(1,812)	1,955
Amounts reclassified from AOCL	—	—	(1,354)	(1,354)
Net current period other comprehensive (income) loss	3,767	—	(3,166)	601
Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive loss before reclassifications	336	—	3,678	4,014
Amounts reclassified from AOCL	—	—	(2,835)	(2,835)
Net current period other comprehensive loss	336	—	843	1,179
Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of Balance as of February 2, 2018	$10,162	$2,281	$3,584	$16,027
Other comprehensive (income) loss before reclassifications	8,932	(184)	(7,432)	1,316
Amounts reclassified from AOCL	—	—	3,397	3,397
Net current period other comprehensive (income) loss	8,932	(184)	(4,035)	4,713
Reclassification due to the adoption of ASU 2018-02	—	(416)	275	(141)
Balance as of May 4, 2018	$19,094	$1,681	$(176)	$20,599

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	(2,209)	85	(3,820)	(5,944)
Amounts reclassified from AOCL	—	—	2,564	2,564
Net current period other comprehensive (income) loss	(2,209)	85	(1,256)	(3,380)
Reclassification due to the adoption of ASU 2018-02	—	(416)	275	(141)
Balance as of May 4, 2018	$19,094	$1,681	$(176)	$20,599

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 15, Derivative Instruments and Hedging Activities.

Note 13 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Basic
Weighted-average number of shares of common stock	106,679	106,423	106,445	106,804
Assumed issuance of contingent shares	—	—	21	26
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,679	106,423	106,466	106,830

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,679	106,423	106,466	106,830
Effect of dilutive securities	1,328	2,412	1,443	2,523
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,007	108,835	107,909	109,353

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 757,083 and 464,557 shares of common stock during the second quarter of fiscal 2019 and 2018, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 837,936 and 385,434 shares of common stock during the first six months of fiscal 2019 and 2018, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

Note 14 — Contingencies

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

Note 15 — Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third-party customers, sales and loans to wholly-owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company’s primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.

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

As of May 3, 2019, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $255.2 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$8,980	$1,168	$8,596
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	3,881	45	2,305
Total assets	$12,861	$1,213	$10,901

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$179	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	3	1,326	13
Total liabilities	$3	$1,505	$13

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 3, 2019	May 4, 2018	October 31, 2018
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$12,861	$1,343	$10,901
Gross liabilities offset in the Condensed Consolidated Balance Sheets	—	(130)	—
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$12,861	$1,213	$10,901

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(3)	$(1,726)	$(13)
Gross assets offset in the Condensed Consolidated Balance Sheets	—	221	—
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$(3)	$(1,505)	$(13)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 3, 2019 and May 4, 2018:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,240	$(2,026)	$2,766	$4,143
Cost of sales	114	295	400	(108)
Total derivatives designated as cash flow hedging instruments	$1,354	$(1,731)	$3,166	$4,035

	Six Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$2,478	$(3,037)	$(715)	$1,465
Cost of sales	357	473	(128)	(209)
Total derivatives designated as cash flow hedging instruments	$2,835	$(2,564)	$(843)	$1,256

For the second quarter and first six months of fiscal 2019, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. The company recognized immaterial gains within other income, net on the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2018 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of May 3, 2019, the company expects to reclassify approximately $5.2 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 3, 2019		May 4, 2018
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$962,036	$(640,738)	$875,280	$(551,224)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,240	114	(2,026)	295
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,094	$(46)	$(80)	$(93)

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 3, 2019		May 4, 2018
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,564,992	$(1,028,077)	$1,423,526	$(895,231)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	2,478	357	(3,037)	473
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2,317	$16	$(101)	$(118)

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$1,790	$1,200	$727	$(616)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1,790	$1,200	$727	$(616)

Note 16 — Fair Value Measurements

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three and six months ended May 3, 2019 and May 4, 2018, or the twelve months ended October 31, 2018.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 3, 2019, May 4, 2018, and October 31, 2018, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 3, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$12,861	$—	$12,861	$—
Total assets	$12,861	$—	$12,861	$—

Liabilities:
Forward currency contracts	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 4, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,213	$—	$1,213	$—
Total assets	$1,213	$—	$1,213	$—

Liabilities:
Forward currency contracts	$1,505	$—	$1,505	$—
Total liabilities	$1,505	$—	$1,505	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,901	$—	$10,901	$—
Total assets	$10,901	$—	$10,901	$—

Liabilities:
Forward currency contracts	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

Non-recurring Fair Value Measurements

The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value. For additional information on the company's business combinations and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations.

Other Fair Value Disclosures

The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.

Note 17 — Subsequent Events

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

COMPANY OVERVIEW

The Toro Company ("Toro") is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems, rental, specialty and underground construction equipment, and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.

We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses.

On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), we completed our acquisition of The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broaden and strengthen our Professional segment product portfolio and expands our dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of Toro merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of Toro. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. The preliminary aggregate merger consideration was $679.6 million ("purchase price"), and remains subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the closing date. Such customary adjustments are expected to be completed during fiscal 2019. We funded the preliminary purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings from our unsecured senior revolving credit facility. For additional information regarding the acquisition and the financing agreements utilized to fund the purchase price, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Condensed Consolidated Financial Statements included in Part 1. Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Overview

Our net sales increased 9.9 percent, for the second quarter and year-to-date periods of fiscal 2019, as compared to the same periods of fiscal 2018.

Professional segment net sales increased 9.6 percent for the second quarter comparison, primarily due to incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our landscape contractor, Toro-branded rental and specialty construction, and snow and ice management businesses, partially offset by fewer shipments of our golf and grounds equipment and irrigation products. Professional segment net sales increased 10.8 percent for the year-to-date comparison, primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our landscape contractor and snow and ice management businesses, partially offset by fewer shipments of our irrigation and ag-irrigation products.

Residential segment net sales increased 9.4 percent for the second quarter comparison, mainly due to the year-over-year impact of price increases across our product lines, strong retail demand for our walk power mowers, snow products, and portable power products and increased shipments of zero-turn riding mowers, partially offset by reduced shipments of our Pope-branded irrigation products. Residential segment net sales increased 6.4 percent for the year-to-date comparison, primarily due to strong retail demand for our walk power mowers and snow products, partially offset by reduced shipments of our Pope-branded irrigation products.

Net earnings for the second quarter of fiscal 2019 were $115.6 million compared to $131.3 million for the second quarter of fiscal 2018. The decrease was primarily due to our acquisition of CMW resulting in integration and acquisition-related expenditures and amortization of purchase accounting adjustments. Net earnings for the first six months of fiscal 2019 were $175.1 million compared to reported net earnings of $153.9 million in the comparable fiscal 2018 period. This increase was primarily due to the one-time impacts of the Tax Cuts and Jobs Act ("Tax Act") during the first six months of fiscal 2018, partially offset by integration and acquisition-related expenditures and amortization of purchase accounting adjustments, each as a result of our acquisition of CMW.

Adjusted non-GAAP net earnings for the second quarter of fiscal 2019 were $126.0 million compared to $130.3 million for the prior year comparative period, a decrease of 3.3 percent. The decrease was primarily due to the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts and unfavorable product mix, partially offset by improved net price realization driven by price increases across our product lines, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warranty expense. Adjusted non-GAAP net earnings for the first six months of fiscal 2019 were $182.7 million compared to adjusted non-GAAP net earnings of $182.4 million in the comparable fiscal 2018 period, an increase of 0.1 percent. The increase for the year-to-date period comparison was primarily driven by improved net price realization driven by price increases across our product lines, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warranty expense. These increases were partially offset by the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts and unfavorable product mix. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We increased our cash dividend for the second quarter of fiscal 2019 by 12.5 percent to $0.225 per share compared to the $0.20 per share cash dividend paid in the second quarter of fiscal 2018.

Inventory levels increased $216.5 million, or 54.8 percent, as of the end of the second quarter of fiscal 2019, primarily due to $243.7 million of inventories acquired as part of the CMW acquisition on April 1, 2019 and higher work in process inventory, partially offset by lower finished goods inventory. Higher work in process inventory and lower finished goods inventory were both due to supply chain challenges and inclement weather resulting in production downtime. Accounts receivable increased $99.0 million, or 30.0 percent, primarily due to $65.6 million of receivables acquired as part of the CMW acquisition and timing of sales across the Professional and Residential segments near quarter end, partially offset by the impact of foreign currency exchange rates. As of the end of the second quarter of fiscal 2019, field inventory levels were higher than the end of the second quarter of fiscal 2018, primarily due to our acquisition of CMW, higher Professional segment field inventory for our landscape contractor zero-turn riding mowers driven by strong channel and retail demand in anticipation of the upcoming turf season, and higher Residential segment walk power mower inventory driven by strong channel demand, partially offset by lower Professional segment golf and grounds equipment inventory due to production delays caused by supply chain challenges and inclement weather, and lower Residential segment snow product inventory driven by strong retail demand due to higher snowfall totals in key regions.

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

Net Sales

Worldwide consolidated net sales for the second quarter of fiscal 2019 were $962.0 million, up 9.9 percent compared to $875.3 million in the second quarter of fiscal 2018. The net sales increase for the quarter comparison was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, strong retail demand for our Residential segment walk power mowers, snow products, and portable power products, continued growth in our Professional segment landscape contractor, Toro-branded rental and specialty construction, and snow and ice management businesses driven by channel and retail demand, and increased shipments of our Residential segment zero-turn riding mowers. These net sales increases were partially offset by fewer shipments of our golf and grounds equipment due to unfavorable spring weather conditions and production delays caused by supply chain challenges, as well as decreased sales of irrigation products due to unfavorable weather conditions in key regions.

For the year-to-date period of fiscal 2019, worldwide consolidated net sales were $1,565.0 million, up 9.9 percent from the same period in the prior fiscal year. The year-to-date net sales increase was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, continued growth in our Professional segment landscape contractor and snow and ice management businesses driven by channel and retail demand, and strong retail demand for our walk power mowers and snow products. These net sales increases were partially offset by fewer shipments of our irrigation and ag-irrigation products due to unfavorable weather conditions in key regions.

Net sales in international markets increased by 5.8 percent and 1.9 percent for the second quarter and year-to-date periods of fiscal 2019. Changes in foreign currency exchange rates resulted in a decrease of our net sales of approximately $7.6 million and $10.6 million for the second quarter and year-to-date periods of fiscal 2019. The net sales increase for the quarter comparison was mainly driven by incremental sales as a result of our acquisition of CMW and increased shipments of our golf and grounds equipment, partially offset by lower sales of Pope-branded irrigation products due to unfavorable weather in key regions. The net sales increase for the year-to-date period of fiscal 2019 was primarily due to incremental sales as a result of our acquisition of CMW, increased shipments of our golf and grounds equipment, and higher sales of Residential segment walk power mowers driven by strong retail demand, partially offset by lower sales of Pope-branded irrigation products due to unfavorable weather in key regions and fewer shipments of Residential segment zero-turn riding mowers.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.6)	(63.0)	(65.7)	(62.9)
Gross profit	33.4	37.0	34.3	37.1
Selling, general and administrative expense	(19.1)	(17.5)	(21.0)	(20.4)
Operating earnings	14.3	19.5	13.3	16.7
Interest expense	(0.7)	(0.5)	(0.7)	(0.7)
Other income, net	0.7	0.3	0.6	0.5
Provision for income taxes	(2.3)	(4.3)	(2.0)	(5.7)
Net earnings	12.0%	15.0%	11.2%	10.8%

Gross Profit

As a percentage of net sales, gross profit for the second quarter of fiscal 2019 was 33.4 percent, a decrease of 360 basis points when compared to the second quarter of fiscal 2018. Gross profit as a percentage of net sales for the fiscal 2019 year-to-date period was 34.3 percent, a decrease of 280 basis points when compared with the prior fiscal year comparative period. The decreases for the second quarter and year-to-date comparisons were primarily due to the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, amortization of purchase accounting adjustments related to our acquisition of CMW, unfavorable product mix, supply chain challenges and inclement weather resulting in manufacturing inefficiencies, increased freight costs, and unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by improved net price realization driven by price increases across our product lines, as well as productivity initiatives.

Adjusted non-GAAP gross profit as a percentage of net sales excludes the amortization of certain purchase accounting adjustments resulting from our acquisition of CMW, including the inventory fair value step-up amount and backlog intangible asset. Adjusted non-GAAP gross profit as a percentage of net sales was 34.4 percent for the second quarter of fiscal 2019 compared to 37.0 percent for the second quarter of fiscal 2018, a decrease of 260 basis points. Adjusted non-GAAP gross profit as a percentage of net sales was 34.9 percent for the year-to-date period of fiscal 2019 compared to 37.1 percent for the year-to-date period of fiscal 2018, a decrease of 220 basis points. This decrease was primarily due to the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, unfavorable product mix, supply chain challenges and inclement weather resulting in manufacturing inefficiencies, increased freight costs, and unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by improved net price realization driven by price increases across our product lines, as well as productivity initiatives.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Selling, General, and Administrative Expense

SG&A expense increased $29.8 million, or 19.4 percent, for the second quarter of fiscal 2019 and increased $38.0 million, or 13.1 percent, for the year-to-date period of fiscal 2019. As a percentage of net sales, SG&A expense increased 160 basis points for the second quarter of fiscal 2019 and increased 60 basis points for the year-to-date period of fiscal 2019. The increases as a percentage of net sales for the second quarter and year-to-date comparisons were primarily due to our acquisition of CMW resulting in incremental integration and acquisition-related expenditures and driving higher administrative, indirect sales and marketing, intangible asset amortization, and engineering expense, partially offset by lower direct marketing and warranty expense.

Interest Expense

Interest expense increased by $2.0 million and $1.9 million for the second quarter and year-to-date periods of fiscal 2019, respectively. These increases were primarily driven by interest expense incurred on higher outstanding borrowings resulting from the issuance and funding of our term loan credit agreement and amounts drawn on our revolving credit facility, each to fund the purchase price for our acquisition of CMW.

Other Income, Net

Other income, net for the second quarter of fiscal 2019 increased $2.5 million when compared to the second quarter of fiscal 2018. Other income, net for the year-to-date period of fiscal 2019 increased $3.0 million when compared to the year-to-date period of fiscal 2018. These increases were primarily due to decreased costs incurred for litigation settlements, higher interest income on marketable securities, increased gains realized on foreign currency exchange rate fluctuations, and higher earnings from our equity investment in Red Iron.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2019 was 15.8 percent compared to 22.4 percent in the second quarter of 2018. The decrease in the effective tax rate for the quarter comparison was primarily driven by the benefit from the excess tax deduction for share-based compensation and the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019 under the Tax Act. The effective tax rate for the year-to-date period of fiscal 2019 was 15.5 percent compared to 34.7 percent in the same period of fiscal 2018. The fiscal 2018 effective tax rate was significantly impacted by the enactment of the Tax Act for the year-to-date period of fiscal 2018, including the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $20.5 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $12.6 million, payable over eight years. In addition to these one-time charges resulting from the Tax Act, the decrease in the effective tax rate was driven by a $5.7 million year-over-year increase in the benefit of the excess tax deduction for share-based compensation and the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019.

The adjusted non-GAAP effective tax rate excludes integration and acquisition-related expenditures and certain purchase accounting adjustments related to our acquisition of CMW, the tax benefit related to the excess tax deduction for share-based compensation, and one-time charges incurred under the Tax Act. The adjusted non-GAAP effective tax rate for the second quarter of fiscal 2019 was 19.9 percent, compared to an adjusted non-GAAP effective tax rate of 23.0 percent in the same period last year. The adjusted non-GAAP effective tax rate for the year-to-date period of fiscal 2019 was 20.2 percent, compared to an adjusted non-GAAP effective tax rate of 22.6 percent in the same period of fiscal 2018. The decreases in the adjusted non-GAAP effective tax rate for the second quarter and year-to-date comparisons were driven by the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019 and the impact of the inclusion of CMW within the consolidated effective tax rate.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings

Net earnings for the second quarter of fiscal 2019 were $115.6 million, or $1.07 per diluted share, compared to $131.3 million, or $1.21 per diluted share, for the second quarter of fiscal 2018. The decrease in net earnings for the quarter comparison was primarily due to integration and acquisition-related expenditures and amortization of purchase accounting adjustments resulting from our acquisition of CMW, the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, and unfavorable product mix, partially offset by improved net price realization driven by price increases across our product lines, the year-over-year increase in the benefit of the excess tax deduction for share-based compensation, and the reduction in the U.S. federal corporate tax rate. Year-to-date net earnings in fiscal 2019 were $175.1 million, or $1.62 per diluted share, compared to $153.9 million, or $1.41 per diluted share, in the prior year comparative period. The increase in net earnings for the year-to-date period comparison was primarily due to the significant impact of the Tax Act on net earnings for the first six months of fiscal 2018, improved net price realization driven by price increases across our product lines, the year-over-year increase in the benefit of the excess tax deduction for share-based compensation, and the reduction in the U.S. federal corporate tax rate. These increases were partially offset by integration and acquisition-related expenditures and amortization of purchase accounting adjustments resulting from our acquisition of CMW, the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, and unfavorable product mix.

Adjusted non-GAAP net earnings excludes integration and acquisition-related expenditures and certain purchase accounting adjustments related to our acquisition of CMW, the tax benefit for the excess tax deduction for share-based compensation, and one-time charges incurred under the Tax Act. Adjusted non-GAAP net earnings for the second quarter of fiscal 2019 were $126.0 million, or $1.17 per diluted share, compared to $130.3 million, or $1.20 per diluted share, for the second quarter of fiscal 2018, a decrease of 2.5 percent per diluted share. The primary factors contributing to the adjusted non-GAAP net earnings decrease for the second quarter comparison included the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, and unfavorable product mix, partially offset by improved net price realization as a result of price increases across our product lines, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warranty expense. Adjusted non-GAAP net earnings for the year-to-date period of fiscal 2019 were $182.7 million, or $1.69 per diluted share, compared to $182.4 million, or $1.68 per diluted share, for the prior year comparable period, an increase of 0.6 percent per diluted share. The increase for the year-to-date period comparison was primarily driven by improved net price realization driven by price increases across our product lines, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warranty expense. These increases were partially offset by the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts, and unfavorable product mix.

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

The following table summarizes net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	$ Change	% Change
Professional	$723,506	$660,373	$63,133	9.6%
Residential	232,147	212,169	19,978	9.4
Other	6,383	2,738	3,645	133.1
Total net sales*	$962,036	$875,280	$86,756	9.9%

*Includes international net sales of:	$219,077	$207,079	$11,998	5.8%

	Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	$ Change	% Change
Professional	$1,178,512	$1,064,042	$114,470	10.8%
Residential	377,305	354,676	22,629	6.4
Other	9,175	4,808	4,367	90.8
Total net sales*	$1,564,992	$1,423,526	$141,466	9.9%

*Includes international net sales of:	$360,622	$353,869	$6,753	1.9%

The following table summarizes segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	$ Change	% Change
Professional	$150,119	$164,979	$(14,860)	(9.0)%
Residential	22,030	26,304	(4,274)	(16.2)
Other	(34,969)	(22,117)	(12,852)	(58.1)
Total segment earnings	$137,180	$169,166	$(31,986)	(18.9)%

	Six Months Ended
(Dollars in thousands)	May 3, 2019	May 4, 2018	$ Change	% Change
Professional	$238,097	$240,891	$(2,794)	(1.2)%
Residential	35,102	42,017	(6,915)	(16.5)
Other	(65,999)	(47,357)	(18,642)	(39.4)
Total segment earnings	$207,200	$235,551	$(28,351)	(12.0)%

Professional Segment

Segment Net Sales

Worldwide net sales for our Professional segment increased 9.6 percent and 10.8 percent for the second quarter and year-to-date periods of fiscal 2019, respectively. The Professional segment net sales increase for the second quarter comparison was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our landscape contractor, Toro-branded rental and specialty construction, and snow and ice management businesses driven by channel and retail demand. These net sales increases were partially offset by fewer shipments of our golf and grounds equipment due to unfavorable spring weather conditions and production delays caused by supply chain challenges and inclement weather, as well as decreased sales of irrigation products due to unfavorable weather conditions in key regions.

Professional segment net sales growth for the year-to-date period of fiscal 2019 was largely due to incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our landscape contractor and snow and ice management businesses driven by channel and retail demand. These net sales increases were partially offset by fewer shipments of our irrigation and ag-irrigation products due to unfavorable weather conditions in key regions.

Segment Earnings

Professional segment earnings for the second quarter of fiscal 2019 decreased by 9.0 percent compared to the second quarter of fiscal 2018 and decreased to 20.7 percent from 25.0 percent when expressed as a percentage of net sales for the quarter comparison. For the year-to-date period of fiscal 2019, Professional segment earnings decreased by 1.2 percent compared to the same period in the prior fiscal year and decreased to 20.2 percent from 22.6 percent when expressed as a percentage of net sales for the year-to-date period comparison. As a percentage of net sales, the Professional segment earnings decreases for the second quarter and year-to-date comparisons were primarily due to the unfavorable impact of commodity cost increases and tariff-related expenses on purchased raw materials and component parts; the impact of our acquisition of CMW resulting in the amortization of purchase accounting adjustments of $9.5 million and higher administrative, indirect sales and marketing, intangible asset amortization, and engineering expense; unfavorable product mix; supply chain challenges and inclement weather resulting in manufacturing inefficiencies; increased freight costs, and the unfavorable impact of foreign currency exchange rate fluctuations. These decreases were partially offset by improved net price realization driven by price increases across our product lines, productivity initiatives, and lower direct marketing and warranty expense.

Residential Segment

Segment Net Sales

Worldwide net sales for our Residential segment for the second quarter and year-to-date periods of fiscal 2019 increased 9.4 percent and 6.4 percent, respectively, compared to the prior fiscal year periods. The Residential segment net sales increase for the second quarter comparison was primarily driven by the year-over-year impact of price increases across our product lines, strong retail demand for our walk power mowers, snow products, and portable power products, and increased shipments of our zero-turn riding mowers. These net sales increases were partially offset by reduced shipments of our Pope-branded irrigation products due to unfavorable weather conditions in key regions.

The Residential segment net sales increase for the year-to-date comparison was primarily driven by the year-over-year impact of price increases across our product lines and strong retail demand for our walk power mowers and snow products. These net sales increases were partially offset by reduced shipments of our Pope-branded irrigation products due to unfavorable weather conditions in key regions.

Segment Earnings

Residential segment earnings for the second quarter of fiscal 2019 decreased 16.2 percent compared to the second quarter of fiscal 2018, and when expressed as a percentage of net sales, decreased to 9.5 percent from 12.4 percent. As a percentage of net sales, the Residential segment earnings decrease was mainly due to the unfavorable impact of commodity costs and tariff-related expenses on purchased components and raw materials, unfavorable product mix, higher freight costs, increased warranty expense, and the unfavorable impact of foreign currency exchange rate fluctuations. These decreases were partially offset by the year-over-year impact of price increases across our product lines, productivity initiatives, and decreased warehousing costs.

For the year-to-date period of fiscal 2019, Residential segment earnings decreased 16.5 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, decreased to 9.3 percent from 11.8 percent. As a percentage of net sales, the Residential segment earnings decrease was primarily due to the unfavorable impact of commodity costs and tariff-related expenses on purchased components and raw materials, unfavorable product mix, higher freight costs, increased warranty expense, and the unfavorable impact of foreign currency exchange rate fluctuations. These decreases were partially offset by the year-over-year impact of price increases across our product lines, productivity initiatives, and decreased warehousing and advertising costs.

Other Activities

Other Net Sales

Net sales for our Other activities include sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the second quarter and year-to-date periods of fiscal 2019 increased by $3.6 million and $4.4 million, respectively, mainly due to increased sales of our golf and grounds equipment through our wholly-owned domestic distribution companies, which were partially driven by incremental sales as a result of our acquisition of a Northeastern U.S. distribution company.

Other Operating Loss

The operating loss for our Other activities increased $12.9 million for the second quarter of fiscal 2019, primarily due to $10.6 million of integration and transaction costs related to our acquisition of CMW, interest expense incurred on higher outstanding borrowings resulting from the issuance and funding of our term loan credit agreement and amounts drawn on our revolving credit facility, each to fund the purchase price for our acquisition of CMW, and higher incentive compensation expense. These increases were partially offset by incremental earnings as a result of our acquisition of a Northeastern U.S. distribution company.

The Other segment loss increased $18.6 million for the year-to-date period of fiscal 2019, primarily due to $12.2 million of integration and transaction costs related to our acquisition of CMW, higher incentive compensation expense, and interest expense incurred on higher outstanding borrowings resulting from the issuance and funding of our term loan credit agreement and amounts drawn on our revolving credit facility, each to fund the purchase price for our acquisition of CMW. These increases were partially offset by higher interest income on marketable securities and higher earnings from our equity investment in Red Iron.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Inventory levels were up $216.5 million, or 54.8 percent, as of the end of the second quarter of fiscal 2019 compared to the end of the second quarter of fiscal 2018, primarily due to $243.7 million of inventories acquired as part of the CMW acquisition on April 1, 2019 and higher work in process inventory, partially offset by lower finished goods inventory. Higher work in process inventory and lower finished goods inventory were both due to supply chain challenges and inclement weather resulting in production downtime. Accounts receivable as of the end of the second quarter of fiscal 2019 increased $99.0 million, or 30.0 percent, compared to the end of the second quarter of fiscal 2018, primarily due to $65.6 million of receivables acquired as part of the CMW acquisition and timing of sales across the Professional and Residential segments near quarter end, partially offset by the impact of foreign currency exchange rates. Accounts payable increased $87.8 million, or 28.9 percent, as of the end of our second quarter of fiscal 2019 compared to the end of the second quarter of fiscal 2018, mainly due to negotiating more favorable payment terms with suppliers as a component of our working capital initiatives and the assumption of $36.6 million of accounts payable as part of our acquisition of CMW.

Cash Flow

Cash provided by operating activities for the first six months of fiscal 2019 increased $25.6 million compared to the first six months of fiscal 2018, primarily due to higher net earnings and lower inventory levels due to inclement weather and supply chain challenges resulting in production downtime, partially offset by a lower year-over-year benefit of extending accounts payable terms with suppliers as a component of our working capital initiatives. Cash used in investing activities increased $658.6 million during the first six months of fiscal 2019 compared to the first six months of fiscal 2018, primarily due to cash utilized for the acquisition of CMW and a Northeastern U.S. distribution company. Cash provided by financing activities for the first six months of fiscal 2019 increased $630.4 million compared to cash used in financing activities for the first six months of fiscal 2018, mainly due to cash provided by borrowings under of our term loan credit agreement and amounts drawn on our revolving credit facility to fund the purchase price for our acquisition of CMW and reduced cash utilized for common stock repurchases to facilitate our focus on repayment of outstanding indebtedness, partially offset by more cash utilized for repayments of amounts drawn on our revolving credit facility.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of May 3, 2019, cash and short-term investments held by our foreign subsidiaries were approximately $105.2 million.

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

Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2019 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three and six month periods ended May 3, 2019, we made interest payments of approximately $1.8 million and $1.0 million on the outstanding borrowings of the revolving credit facility. We did not incur interest expense on the revolving credit facility that was in place during the three and six months ended May 4, 2018, as the company had no borrowings under the facility that was in place at that time.

Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 3, 2019, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of May 3, 2019, and we expect to be in compliance with all covenants during the remainder of fiscal 2019. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.

In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of our acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of our acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200 million three year unsecured senior term loan facility. For the $300 million five year unsecured senior term loan facility, we are required to make quarterly amortization payments of 2.5 percent of the aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No payments are required the first three years of the $300 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium.

The term loan credit agreement contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's term loan credit agreement as of May 3, 2019. Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 3, 2019, we made interest payments of approximately $1.6 million on the outstanding borrowings under the term loan credit agreement.

As of May 3, 2019, we had $811.1 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $500.0 million outstanding under our term loan credit agreement, and $90.0 million outstanding under our revolving credit facility. The May 3, 2019 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.8 million related to our outstanding indebtedness. As of May 4, 2018, we had $312.3 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, and a $91.0 million term loan. The May 4, 2018 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.5 million related to our outstanding indebtedness. As of May 4, 2018, we had no outstanding borrowings under our revolving credit facility that was in place at that time. Typically, our revolving credit facility is classified as long-term debt within our Condensed Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if we intend to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, we reclassify the portion of outstanding borrowings under the revolving credit facility that we intend to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of May 3, 2019, we reclassified $90.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within our Condensed Consolidated Balance Sheets.

In addition to the $90.0 million outstanding under our revolving credit facility as of May 3, 2019, we had $1.9 million outstanding under the sublimit for standby letters of credit and $508.1 million of unutilized availability under our revolving credit facility as of May 3, 2019. Further, our domestic and non-U.S. operations maintained import letters of credit in the aggregate amount of approximately $13.4 million as of May 3, 2019. As of May 3, 2019, we had $2.0 million of outstanding letters of credit.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.225 per share for the second quarter of fiscal 2019 that was paid on April 12, 2019. This was an increase of 12.5 percent over our cash dividend of $0.20 per share for the second quarter of fiscal 2018.

Share Repurchases

As a result of our acquisition of CMW on April 1, 2019, we curtailed repurchasing shares of our common stock during the second quarter of fiscal 2019. During the first six months of fiscal 2019, we repurchased 359,758 shares of our common stock in the open market under our Board authorized repurchase plan, thereby reducing our total shares outstanding. We expect to curtail repurchasing shares of our common stock throughout the remainder of fiscal 2019.

Customer Financing Arrangements

Wholesale Financing

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products that enables them to carry representative inventories of our products. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended May 3, 2019 were $1,031.3 million. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron, which include agreements with third-party financial institutions as a result of our acquisition of CMW. These third-party financing companies financed $46.3 million of receivables for such dealers and distributors during the first six months of fiscal 2019. As of May 3, 2019, $159.1 million of receivables financed by the third-party financing companies, excluding Red Iron, were outstanding. Our customer financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such arrangements, with the exception of the floor plan financing agreements as a result of our acquisition of CMW.

End-User Financing

In the ordinary course of business, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer to the third-party finance company. Our end-user financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such arrangements with the exception of recourse agreements with third-party financing companies as a result of our acquisition of CMW. Our maximum exposure for credit collection under our recourse agreements as of May 3, 2019 was $14.4 million.

Contractual Obligations

We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such contractual obligations, with the exception of our term loan credit agreement resulting from our acquisition of CMW as further described within the section titled "Liquidity and Capital Resources" within this MD&A and the following item:

Senior Notes

In April 2019, we entered into a note purchase agreement (“Note Purchase Agreement”) with certain institutional investors ("purchasers"), pursuant to which we have agreed to issue and sell to the purchasers, in a private placement offering, $100.0 million in aggregate principal amount of 3.81% Series A Senior Notes due June 15, 2029 and $100.0 million in aggregate principal amount of 3.91% Series B Senior Notes due June 15, 2031 (collectively, the "notes"). Subject to the satisfaction of customary closing conditions, the notes may be issued under the Note Purchase Agreement at any time prior to June 27, 2019. As of May 3, 2019, we have not issued any notes pursuant to the Note Purchase Agreement. If issued, the notes will be senior unsecured obligations. Interest on the notes will be payable semiannually on the 15th of June and December in each year commencing on December 15, 2019.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to our operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, marketing and distribution activities. We also have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron or such other third-party financial institutions. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such off-balance sheet arrangements, with the exception of the agreements with third-party financial institutions to provide inventory financing to certain distributors and dealers not financed through Red Iron resulting from our acquisition of CMW and described in further detail within the section titled "Customer Financing Arrangements" within this MD&A.

Inflation

We are subject to the effects of inflation, deflation, and changing prices. In the first six months of fiscal 2019, the average cost of commodities and components purchased was higher compared to the average cost of commodities and components purchased in the first six months of fiscal 2018. We strategically work to mitigate the impact of inflation on the cost of commodities and components that affect our product lines; however, we anticipate that the average cost for some commodities and components will be higher for the remainder of fiscal 2019, as compared to fiscal 2018. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity and component cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate.

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

The following table provides a reconciliation of financial measures calculated and reported in accordance with GAAP, as well as adjusted non-GAAP financial measures, for the three and six month periods ended May 3, 2019 and May 4, 2018:

	Three Months Ended		Six Months Ended
	May 3, 2019	May 4, 2018	May 3, 2019	May 4, 2018
Gross profit	$321,298	$324,056	$536,915	$528,295
Acquisition-related costs[1]	9,519	—	9,519	—
Adjusted non-GAAP gross profit	$330,817	$324,056	$546,434	$528,295

Operating earnings	$137,725	$170,273	$207,779	$237,195
Acquisition-related costs[1]	20,107	—	21,754	—
Adjusted non-GAAP operating earnings	$157,832	$170,273	$229,533	$237,195

Earnings before income taxes	$137,180	$169,166	$207,200	$235,551
Acquisition-related costs[1]	20,107	—	21,754	—
Adjusted non-GAAP earnings before income taxes	$157,287	$169,166	$228,954	$235,551

Net earnings	$115,570	$131,289	$175,110	$153,893
Acquisition-related costs[1]	16,352	—	17,862	—
Tax impact of share-based compensation[2]	(5,957)	(1,037)	(10,318)	(4,613)
U.S. Tax Reform[3]	—	—	—	33,113
Adjusted non-GAAP net earnings	$125,965	$130,252	$182,654	$182,393

Diluted EPS	$1.07	$1.21	$1.62	$1.41
Acquisition-related costs[1]	0.15	—	0.17	—
Tax impact of share-based compensation[2]	(0.05)	(0.01)	(0.10)	(0.04)
U.S. Tax Reform[3]	—	—	—	0.31
Adjusted non-GAAP diluted EPS	$1.17	$1.20	$1.69	$1.68

Effective tax rate	15.8%	22.4%	15.5%	34.7%
Acquisition-related costs[1]	(0.2)%	—%	(0.3)%	—%
Tax impact of share-based compensation[2]	4.3%	0.6%	5.0%	1.9%
U.S. Tax Reform[3]	—%	—%	—%	(14.0)%
Adjusted non-GAAP effective tax rate	19.9%	23.0%	20.2%	22.6%

[1]
During the second quarter of fiscal 2019, we acquired CMW. These amounts represent integration and transaction costs, as well as amortization of the inventory fair value step-up amount and backlog intangible asset resulting from purchase accounting adjustments, related to our acquisition of CMW during the three and six month periods ended May 3, 2019.

[2]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three and six month periods ended May 3, 2019 and May 4, 2018.

[3]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate required the re-measurement of the company's net deferred taxes as of the date of enactment. The Tax Act also imposed a one-time deemed repatriation tax on the company's historical undistributed earnings and profits of foreign affiliates. The remeasurement of the company's net deferred taxes and the one-time deemed repatriation tax resulted in a combined charge of $33.1 million during the six month period ended May 4, 2018. No charges related to the Tax Act were recorded in the second quarter of fiscal 2018.

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

New Accounting Pronouncements to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets ("ROU assets") and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with previous U.S. GAAP under ASC Topic 840, Leases. ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), will become effective for the company commencing in the first quarter of fiscal 2020.

In order to identify and evaluate the impact of the amended guidance on the company's Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, business processes, internal controls, and information systems, the company has established a cross-functional project management team. This cross-functional project management team is tasked with evaluating the potential implications of the amended guidance, including compiling and analyzing existing explicit lease agreements, reviewing contractual agreements for embedded leases, determining the discount rate to be used in valuing ROU assets and lease liabilities under new and existing leases, and assessing the changes to the company's accounting policies, business processes, internal controls, and information systems that may be necessary to comply with the provisions and all applicable financial statement disclosures required by the amended guidance. At this point in the company's evaluation process, the company has compiled and analyzed existing explicit lease agreements, completed its initial assessment of its business and system requirements, and has selected its third-party lease accounting software solution. The company is in the process of implementing its third-party lease accounting software solution; assessing the impact of the amended guidance on its internal control environment; developing its business process for determining the discount rate to be utilized in valuing the ROU assets and lease liabilities for the company's operating leases; evaluating the impact of the amended guidance on its accounting policies, business processes and procedures, and information systems; and, where applicable, reviewing contractual agreements for embedded leases.

The company will adopt the amended guidance on November 1, 2019, the first quarter of fiscal 2020, under the alternative cumulative effect transition method. Upon adoption, the company will recognize ROU assets and corresponding lease liabilities for its operating lease agreements within its Condensed Consolidated Balance Sheets. While the company's evaluation of the amended guidance and related implementation activities are ongoing and incomplete, based on the results of the company's evaluation process to date, the company believes the adoption of the amended guidance will have a material impact on the company's Condensed Consolidated Balance Sheets, Notes to Condensed Consolidated Financial Statements, business processes, internal controls, and information systems. However, the company does not believe the adoption of the amended guidance will have a material impact on the company's Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity's own operations and supersedes the guidance in ASC Topic 505-50. The amended guidance will become effective for us commencing in the first quarter of fiscal 2020. Early adoption is permitted but not prior to adopting ASC Topic 606, Revenue from Contracts with Customers. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amended guidance will become effective in the first quarter of fiscal 2021. Early adoption is permitted for any removed or modified disclosures. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The amended guidance will become effective in the first quarter of fiscal 2021. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements.

We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our Condensed Consolidated Financial Statements or do not apply to our operations.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; the integration of CMW; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•
Adverse economic conditions and outlook in the United States and in other countries in which we conduct business could adversely affect our net sales and earnings, which include but are not limited to recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased unemployment rates; prolonged high unemployment rates; higher commodity and component costs and fuel prices; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; reduced infrastructure spending; and general economic and political conditions and expectations.

•
Weather conditions, including unfavorable weather conditions exacerbated by global climate changes or otherwise, may reduce demand for some of our products and/or cause disruptions in our operations, including as a result of disruption in our supply chain, and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and/or our ability to manufacture product to fulfill customer demand, which may adversely affect net sales and operating results in subsequent periods.

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

•
Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions; the timing and occurrence of winter weather conditions; demand for our products in the rental, specialty and underground construction markets; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance equipment.

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

•
We intend to grow our business in part through acquisitions, including by our recently completed acquisition of CMW, and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed. We cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

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

•
Any disruption, including as a result of natural or man-made disasters, inclement weather, including as a result of climate change-related events, work slowdowns, strikes, or other events, at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.

•
Our production labor needs fluctuate throughout the year and any failure by us to hire and/or retain a production labor force to adequately staff our manufacturing operations, or by our production labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.

•
Management information systems are critical to our business. If our information systems or information security practices, or those of our business partners or third-party service providers, fail to adequately perform and/or protect sensitive or confidential information, or if we, our business partners, or third-party service providers experience an interruption in, or breach of, the operation of such systems or practices, including by theft, loss or damage from unauthorized access, security breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss or other disruptive events, our business, reputation, financial condition, and operating results could be adversely affected.

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

•
We are dependent upon various floor planning programs to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by such programs or any termination or disruption of our various floor planning programs or any delay in securing replacement credit sources could adversely affect our net sales and operating results.

•
The terms of our credit arrangements and the indentures and other terms governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements. If we are unable to comply with such terms, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, term loan facilities, and any amounts outstanding under our revolving credit facility could become due and payable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2018 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third-party customers, sales and loans to wholly-owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, the Romanian New Leu against the U.S. dollar, and the Romanian New Leu against the Euro. We may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom’s process for exiting the European Union. Because our products are manufactured or sourced primarily from the United States and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker U.S. dollar and Mexican peso generally have a positive effect.

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

Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria or have components that are excluded from cash flow hedge accounting; therefore, changes in their fair value are recorded in the Condensed Consolidated Statements of Earnings within the same line item as that of the underlying exposure. For additional information regarding our derivative instruments, see Note 15 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2019 through fiscal 2021. All items are non-trading and stated in U.S. dollars. As of May 3, 2019, the average contracted rate, notional amount, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7359	$96,570.5	$3,744.1
Buy U.S. dollar/Sell Canadian dollar	1.3073	30,290.6	608.9
Buy U.S. dollar/Sell Euro	1.2089	155,898.3	7,479.4
Buy U.S. dollar/Sell British pound	1.3457	55,847.8	930.0
Buy Mexican peso/Sell U.S. dollar	20.6249	$1,697.0	$95.8

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.

Interest Rate Risk

Our market risk on interest rates relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Our indebtedness as of May 3, 2019 includes $223.9 million of fixed rate debt that is not subject to variable interest rate fluctuations, a LIBOR-based revolving credit facility with a $90.0 million outstanding balance, and a $500.0 million LIBOR-based term loan credit agreement. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations.

Commodity Cost Risk

Most of the raw materials used in our products are exposed to commodity cost changes. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, and linerboard. In addition, we are a purchaser of components and parts containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. We generally purchase commodities and components based upon market prices that are established with vendors as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production. To the extent that commodity costs increase, as a result of inflation, tariffs, duties, or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity costs. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. Further information regarding changing costs of commodities is presented in Item 2 of this Quarterly Report on Form 10-Q, in the section titled "Inflation."

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered in this Quarterly Report on Form 10-Q. With the exception of the acquisition of CMW noted below, there was no change in our internal control over financial reporting that occurred during our second quarter ended May 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2019, we completed the acquisition of CMW. Prior to this acquisition, CMW was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. As part of our ongoing integration activities, we are beginning to incorporate internal controls over significant processes specific to CMW that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. Accordingly, we expect to exclude CMW from the assessment of internal control over financial reporting as of October 31, 2019.

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

For a description of our material legal proceedings, see Note 14 in our Notes to Condensed Consolidated Financial Statements under the heading "Contingencies - Litigation" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

Our recent acquisition of The Charles Machine Works, Inc. involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.

On April 1, 2019, pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), we completed our acquisition of The Charles Machine Works, Inc. (“CMW”). The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•	diversion of management's attention to integrate CMW’s operations;

•	disruption to our existing operations and plans or inability to effectively manage our expanded operations;

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

•
the increase in our leverage and debt service requirements as a result of amounts drawn on our unsecured term loan credit agreement and unsecured revolving credit facility to fund the purchase price of the acquisition could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•
inaccurate assessment of undisclosed, contingent or other liabilities, unanticipated costs associated with the acquisition, and despite the existence of representations, warranties and indemnities in the merger agreement and a representation and warranty insurance policy, an inability to recover or manage such liabilities and costs;

•
impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for the acquisition or the potential future write-off of significant amounts of goodwill, intangible assets and/or other tangible assets if the CMW business does not perform in the future as expected, or other potential financial accounting or reporting impacts; and

•	other factors mentioned in our recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors”.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our second quarter ended May 3, 2019:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
February 2, 2019 through March 1, 2019	—	$—	—	7,042,256
March 2, 2019 through March 29, 2019	—	—	—	7,042,256
March 30, 2019 through May 3, 2019	1,596	—	—	7,042,256
Total	1,596	$—	—

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above and 2,042,256 shares remained available to repurchase under this program as of May 3, 2019.

[2]
On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above and 5,000,000 shares remained available to repurchase under this program as of May 3, 2019.

[3]
Includes 1,596 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $71.83 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,596 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

10.1
Term Loan Credit Agreement dated as of March 19, 2019, by and among The Toro Company, as Borrower, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed with the SEC on March 20, 2019).

10.2
Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and the purchasers listed on the Purchaser Schedule thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K as filed with the SEC on April 30, 2019).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2019, filed with the SEC on June 5, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six-month periods ended May 3, 2019 and May 4, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended May 3, 2019 and May 4, 2018, (iii) Condensed Consolidated Balance Sheets as of May 3, 2019, May 4, 2018, and October 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the six-month periods ended May 3, 2019 and May 4, 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six-month periods ended May 3, 2019 and May 4, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 5, 2019	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)