Form 10-Q
period 2019-08-02
TORO CO
filed 2019-09-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2019

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to

Commission File Number: 1-8649

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0580470
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

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

The number of shares of the registrant’s common stock outstanding as of August 30, 2019 was 106,602,338.

THE TORO COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net sales	$838,713	$655,821	$2,403,705	$2,079,347
Cost of sales	572,732	422,168	1,600,809	1,317,399
Gross profit	265,981	233,653	802,896	761,948
Selling, general and administrative expense	192,037	140,759	521,173	431,859
Operating earnings	73,944	92,894	281,723	330,089
Interest expense	(9,004)	(4,676)	(20,440)	(14,214)
Other income, net	6,295	5,057	17,152	12,951
Earnings before income taxes	71,235	93,275	278,435	328,826
Provision for income taxes	10,628	14,266	42,718	95,924
Net earnings	$60,607	$79,009	$235,717	$232,902

Basic net earnings per share of common stock	$0.57	$0.75	$2.21	$2.19

Diluted net earnings per share of common stock	$0.56	$0.73	$2.18	$2.14

Weighted-average number of shares of common stock outstanding — Basic	107,005	105,751	106,644	106,474

Weighted-average number of shares of common stock outstanding — Diluted	108,253	108,070	108,024	108,930

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net earnings	$60,607	$79,009	$235,717	$232,902
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,815)	(4,288)	(4,151)	(2,164)
Derivative instruments, net of tax of $701; $485; $347; and $1,318, respectively	2,263	1,449	1,420	2,705
Other comprehensive income (loss), net of tax	(1,552)	(2,839)	(2,731)	541
Comprehensive income	$59,055	$76,170	$232,986	$233,443

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 2, 2019	August 3, 2018	October 31, 2018
ASSETS
Cash and cash equivalents	$143,317	$250,871	$289,124
Receivables, net	312,239	219,469	193,178
Inventories, net	620,612	364,497	358,259
Prepaid expenses and other current assets	54,235	38,187	54,076
Total current assets	1,130,403	873,024	894,637

Property, plant and equipment, gross	1,122,150	915,667	928,981
Less accumulated depreciation	695,735	666,165	657,522
Property, plant and equipment, net	426,415	249,502	271,459

Deferred income taxes	3,603	43,590	38,252
Goodwill	380,503	225,369	225,290
Other intangible assets, net	319,886	107,700	105,649
Other assets	48,923	35,572	35,697
Total assets	$2,309,733	$1,534,757	$1,570,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$99,877	$—	$—
Accounts payable	304,661	229,041	256,575
Accrued liabilities	351,865	282,634	276,060
Total current liabilities	756,403	511,675	532,635

Long-term debt, less current portion	620,804	312,481	312,549
Deferred income taxes	46,940	1,728	1,397
Other long-term liabilities	41,764	58,629	55,487

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,549,344 shares as of August 2, 2019, 105,297,097 shares as of August 3, 2018, and 105,600,652 shares as of October 31, 2018	106,549	105,297	105,601
Retained earnings	763,941	568,385	587,252
Accumulated other comprehensive loss	(26,668)	(23,438)	(23,937)
Total stockholders’ equity	843,822	650,244	668,916
Total liabilities and stockholders’ equity	$2,309,733	$1,534,757	$1,570,984

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net earnings	$235,717	$232,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(9,135)	(8,564)
Distributions from finance affiliate, net	6,569	6,162
Depreciation of property, plant and equipment	48,770	36,183
Amortization of other intangible assets	13,633	5,725
Fair value step-up adjustment to acquired inventory	31,304	—
Stock-based compensation expense	10,258	8,588
Deferred income taxes	449	20,381
Other	4,440	(83)
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(54,446)	(34,996)
Inventories, net	(54,541)	(33,554)
Prepaid expenses and other assets	10,734	(6,065)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	15,361	32,690
Net cash provided by operating activities	259,113	259,369

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,801)	(51,938)
Proceeds from asset disposals	4,636	—
Investment in unconsolidated entities	(150)	(6,417)
Acquisitions, net of cash acquired	(691,822)	(31,202)
Net cash used in investing activities	(744,137)	(89,557)

Cash flows from financing activities:
Borrowings under debt arrangements	900,000	—
Repayments under debt arrangements	(491,000)	(19,757)
Proceeds from exercise of stock options	25,482	10,165
Payments of withholding taxes for stock awards	(2,632)	(3,884)
Purchases of Toro common stock	(20,043)	(151,481)
Dividends paid on Toro common stock	(72,009)	(63,808)
Net cash provided by (used in) financing activities	339,798	(228,765)

Effect of exchange rates on cash and cash equivalents	(581)	(432)

Net decrease in cash and cash equivalents	(145,807)	(59,385)
Cash and cash equivalents as of the beginning of the fiscal period	289,124	310,256
Cash and cash equivalents as of the end of the fiscal period	$143,317	$250,871

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277
Cash dividends paid on common stock - $0.225 per share	—	(24,079)	—	(24,079)
Issuance of 126,514 shares for stock options exercised and restricted stock units vested	126	948	—	1,074
Stock-based compensation expense	—	3,233	—	3,233
Purchase of 10,885 shares of common stock	(11)	(727)	—	(738)
Other comprehensive loss	—	—	(1,552)	(1,552)
Net earnings	—	60,607	—	60,607
Balance as of August 2, 2019	$106,549	$763,941	$(26,668)	$843,822

Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.675 per share	—	(72,009)	—	(72,009)
Issuance of 1,351,822 shares for stock options exercised and restricted stock units vested	1,351	22,727	—	24,078
Stock-based compensation expense	—	10,258	—	10,258
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 403,130 shares of common stock	(403)	(22,272)	—	(22,675)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(2,731)	(2,731)
Net earnings	—	235,717	—	235,717
Balance as of August 2, 2019	$106,549	$763,941	$(26,668)	$843,822

Balance as of May 4, 2018	$105,456	$538,470	$(20,599)	$623,327
Cash dividends paid on common stock - $0.20 per share	—	(21,129)	—	(21,129)
Issuance of 435,347 shares for stock options exercised and restricted stock units vested	436	3,951	—	4,387
Stock-based compensation expense	—	3,023	—	3,023
Contribution of stock to a deferred compensation trust	—	129	—	129
Purchase of 594,438 shares of common stock	(595)	(35,068)	—	(35,663)
Other comprehensive loss	—	—	(2,839)	(2,839)
Net earnings	—	79,009	—	79,009
Balance as of August 3, 2018	$105,297	$568,385	$(23,438)	$650,244

Balance as of October 31, 2017	$106,883	$534,329	$(24,120)	$617,092
Cash dividends paid on common stock - $0.60 per share	—	(63,808)	—	(63,808)
Issuance of 1,044,600 shares for stock options exercised and restricted stock units vested	1,045	7,683	—	8,728
Stock-based compensation expense	—	8,588	—	8,588
Contribution of stock to a deferred compensation trust	—	1,566	—	1,566
Purchase of 2,630,475 shares of common stock	(2,631)	(152,734)	—	(155,365)
Reclassification due to the adoption of ASU 2018-02	—	(141)	141	—
Other comprehensive income	—	—	541	541
Net earnings	—	232,902	—	232,902
Balance as of August 3, 2018	$105,297	$568,385	$(23,438)	$650,244

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 2, 2019

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the nine months ended August 2, 2019 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2019.

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

The company completed its acquisition of The Charles Machine Works, Inc. ("CMW") on April 1, 2019. CMW's financial position, results of operations, and cash flows are reported based on a calendar month end; and accordingly, July 31, 2019 was the period end closest to the company's fiscal third quarter ended August 2, 2019. This reporting period difference did not have a significant impact on the Consolidated Financial Position, Results of Operations, and Cash Flows of the company as of and for the three and nine month periods ended August 2, 2019. Refer to Note 2, Business Combinations, for additional information regarding the company's acquisition of CMW.

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

Upon adoption of ASU 2014-09, the company recognized an immaterial transition adjustment within the company's fiscal 2019 beginning retained earnings balance on the Condensed Consolidated Balance Sheets for the cumulative effect of the change in accounting standard. Results for reporting periods beginning after November 1, 2018 are presented under the guidelines of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, while prior reporting period amounts have not been adjusted and continue to be reported under ASC 605, Revenue Recognition. The adoption of ASU 2014-09 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the three and nine months ended August 2, 2019. Additionally, the company identified and implemented the appropriate changes to its business processes, information systems, and internal controls to support the preparation of financial information, which did not materially affect the company's internal controls over financial reporting. Refer to Note 4, Revenue, for the additional disclosures required under ASC 606.

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

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately during the company's third quarter of fiscal 2019 and did not have a material impact on the company's Condensed Consolidated Financial Statements.

Note 2 — Business Combinations

The Charles Machine Works, Inc.

On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), the company completed the acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broaden and strengthen the company's Professional segment product portfolio and expands its dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. The preliminary aggregate merger consideration was $679.3 million ("purchase price"), and remains subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the closing date. Such customary adjustments are expected to be completed during fiscal 2019. The company funded the preliminary purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings from the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the purchase price, refer to Note 6, Indebtedness. The company has incurred approximately $0.5 million and $10.2 million of acquisition-related transaction costs during the three and nine month periods ended August 2, 2019, respectively. These acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.

Preliminary Purchase Price Allocation

The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total preliminary purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their fair values as of the closing date. The company believes that the information available as of the closing date provides a reasonable basis for estimating the fair values of the assets acquired and liabilities assumed; however, the company is continuing to finalize these amounts, particularly with respect to income taxes and valuations of inventories, fixed assets, and intangible assets. Thus, the preliminary measurements of fair value reflected are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize the valuation and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.

The following table summarizes the allocation of the preliminary purchase price to the values assigned to the CMW assets acquired and liabilities assumed. These values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	April 1, 2019
Cash and cash equivalents	$16,341
Receivables	65,674
Inventories	242,594
Prepaid expenses and other current assets	9,218
Property, plant and equipment	142,405
Goodwill	154,040
Other intangible assets	227,280
Other long-term assets	7,971
Accounts payable	(36,655)
Accrued liabilities	(46,866)
Deferred income tax liabilities	(79,628)
Other long-term liabilities	(6,709)
Total fair value of net assets acquired	695,665
Less: cash and cash equivalents acquired	(16,341)
Total purchase price	$679,324

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities and component parts, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and increased Professional segment goodwill to $368.6 million as of August 2, 2019 from $214.8 million as of October 31, 2018. Goodwill is expected to be mostly non-deductible for tax purposes. As permitted under the accounting standards codification guidance for business combinations, the company recorded a change in the carrying amount of goodwill for the three months ended August 2, 2019 as a result of purchase accounting adjustments primarily related to changes in the preliminary fair value calculations of acquired trade name intangible assets of $5.7 million, other long-term assets of $5.0 million, and deferred income tax liabilities of $4.1 million. Such purchase accounting adjustments did not have a material impact on the company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended August 2, 2019.

Other Intangible Assets Acquired

The allocation of the preliminary purchase price to the net assets acquired resulted in the recognition of $227.3 million of other intangible assets as of the closing date. The preliminary fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were estimated using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The preliminary fair values of the trade names were estimated using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The preliminary fair values of the customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method. The preliminary fair values of such other intangible assets under the excess earnings method are based on the expected operating cash flows attributable to the respective other intangible asset, which were estimated by deducting economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective other intangible asset. The preliminary useful lives of the intangible assets were determined based on the period of expected cash flows used to measure the preliminary fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.

The preliminary fair values of the other intangible assets acquired on the closing date, related accumulated amortization from the closing date through August 2, 2019, and preliminary weighted-average useful lives were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	18.2	$105,700	$(2,180)	$103,520
Developed technology	7.7	19,300	(1,064)	18,236
Trade names	20.0	5,300	(88)	5,212
Backlog	0.5	6,580	(4,387)	2,193
Total amortizable	15.9	136,880	(7,719)	129,161
Non-amortizable - trade names		90,400	—	90,400
Total other intangible assets, net		$227,280	$(7,719)	$219,561

Amortization expense for the definite-lived intangible assets resulting from the acquisition of CMW for the three and nine month periods ended August 2, 2019 was $5.8 million and $7.7 million, respectively. Estimated amortization expense for the remainder of fiscal 2019 and succeeding fiscal years is as follows: fiscal 2019 (remainder), $4.7 million; fiscal 2020, $10.0 million; fiscal 2021, $10.0 million; fiscal 2022, $9.4 million; fiscal 2023, $8.5 million; fiscal 2024, $8.1 million; and after fiscal 2024, $78.5 million.

Results of Operations

CMW's results of operations have been included within the Professional segment in the company's Condensed Consolidated Financial Statements from the closing date. During the three month period ended August 2, 2019, the company recognized $199.6 million and $8.4 million of net sales and segment loss from CMW's operations, respectively. During the nine month period ended August 2, 2019, the company recognized $270.5 million and $12.5 million of net sales and segment loss from CMW's operations, respectively. Segment loss for the three and nine month periods ended August 2, 2019 includes charges of $26.2 million and $35.7 million, respectively, for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments.

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information has been prepared as if the acquisition had taken place on November 1, 2017 and has been prepared for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place on November 1, 2017 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that may be realized from the integration of the acquisition. The unaudited pro forma results for the three and nine month periods ended August 2, 2019 and August 3, 2018 have been adjusted to exclude the pro forma impact of the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the estimated purchase price allocations and estimated useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the estimated purchase price allocations and estimated useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.

The following table presents the unaudited pro forma financial information:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net sales	$838,713	$854,314	$2,702,956	$2,603,850
Net earnings[1]	87,180	85,647	320,740	237,935
Basic net earnings per share of common stock	0.81	0.81	3.01	2.23
Diluted net earnings per share of common stock[1]	$0.81	$0.79	$2.97	$2.18

[1]
On January 1, 2019, CMW amended its retiree medical plans so that no employee hired, or rehired, after that date would be eligible for such retiree medical plans. CMW further amended its retiree medical plans on February 14, 2019 so that no employee who terminates employment after February 14, 2019 is eligible to participate in the retiree medical plans and to terminate its retiree medical plans effective December 31, 2019. The amendments and resulting termination of CMW's retiree medical plans resulted in a gain of approximately $45.8 million. This gain is reflected within net earnings in the unaudited pro forma financial information for the nine month period ended August 2, 2019. The impact on diluted net earnings per share of common stock for the nine month period ended August 2, 2019 was $0.42 per diluted share of common stock.

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

The following tables present the summarized financial information concerning the company’s reportable segments:

(Dollars in thousands)
Three Months Ended August 2, 2019	Professional	Residential	Other	Total
Net sales	$676,756	$148,234	$13,723	$838,713
Intersegment gross sales (eliminations)	13,779	78	(13,857)	—
Earnings (loss) before income taxes	$81,592	$16,151	$(26,508)	$71,235

(Dollars in thousands)
Nine Months Ended August 2, 2019	Professional	Residential	Other	Total
Net sales	$1,855,268	$525,539	$22,898	$2,403,705
Intersegment gross sales (eliminations)	51,104	257	(51,361)	—
Earnings (loss) before income taxes	319,689	51,253	(92,507)	278,435
Total assets	$1,784,707	$218,528	$306,498	$2,309,733

(Dollars in thousands)
Three Months Ended August 3, 2018	Professional	Residential	Other	Total
Net sales	$482,494	$166,513	$6,814	$655,821
Intersegment gross sales (eliminations)	6,772	90	(6,862)	—
Earnings (loss) before income taxes	$97,716	$16,002	$(20,443)	$93,275

(Dollars in thousands)
Nine Months Ended August 3, 2018	Professional	Residential	Other	Total
Net sales	$1,546,536	$521,189	$11,622	$2,079,347
Intersegment gross sales (eliminations)	23,894	253	(24,147)	—
Earnings (loss) before income taxes	338,607	58,019	(67,800)	328,826
Total assets	$919,800	$207,930	$407,027	$1,534,757

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Corporate expenses	$(26,287)	$(21,597)	$(88,958)	$(67,094)
Interest expense	(9,004)	(4,676)	(20,440)	(14,214)
Other income	8,783	5,830	16,891	13,508
Total operating loss	$(26,508)	$(20,443)	$(92,507)	$(67,800)

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

The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended August 2, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$582,932	$143,814	$8,983	$735,729
Irrigation	93,824	4,420	4,740	102,984
Total net sales	$676,756	$148,234	$13,723	$838,713

Revenue by geographic market:
United States	$515,437	$122,843	$13,723	$652,003
Foreign Countries	161,319	25,391	—	186,710
Total net sales	$676,756	$148,234	$13,723	$838,713

Nine Months Ended August 2, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,588,581	$502,780	$13,613	$2,104,974
Irrigation	266,687	22,759	9,285	298,731
Total net sales	$1,855,268	$525,539	$22,898	$2,403,705

Revenue by geographic market:
United States	$1,409,954	$423,521	$22,898	$1,856,373
Foreign Countries	445,314	102,018	—	547,332
Total net sales	$1,855,268	$525,539	$22,898	$2,403,705

Three Months Ended August 3, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$383,082	$161,396	$3,820	$548,298
Irrigation	99,412	5,117	2,994	107,523
Total net sales	$482,494	$166,513	$6,814	$655,821

Revenue by geographic market:
United States	$364,681	$141,792	$6,814	$513,287
Foreign Countries	117,813	24,721	—	142,534
Total net sales	$482,494	$166,513	$6,814	$655,821

Nine Months Ended August 3, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,265,792	$494,635	$6,576	$1,767,003
Irrigation	280,744	26,554	5,046	312,344
Total net sales	$1,546,536	$521,189	$11,622	$2,079,347

Revenue by geographic market:
United States	$1,155,388	$415,934	$11,622	$1,582,944
Foreign Countries	391,148	105,255	—	496,403
Total net sales	$1,546,536	$521,189	$11,622	$2,079,347

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

The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, established Red Iron Acceptance, LLC ("Red Iron"), a joint venture that primarily provides inventory financing to certain dealers and distributors of the company's equipment and irrigation products. The company also has floor plan financing arrangements with separate third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron. When product sales are financed by Red Iron or other third-party financial institutions, the transactions are structured as an advance in the form of a payment to the company on behalf of a dealer or distributor with respect to invoices financed by the financial institutions. These payments extinguish the obligation of such dealer or distributor to make payment to the company under the terms of the applicable invoice. Under a separate agreement between the financial institutions and such dealer or distributor, the financial institution provides a loan to such dealer or distributor for the advances paid by the financial institutions to the company. The company's sales of product to customers that do not elect to finance purchases through Red Iron or the third-party financial institutions are generally on open account with terms that generally approximate 30 to 120 days and the resulting receivables are included within receivables, net on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities

Contract liabilities relate to deferred revenue recognized for payments received at contract inception in advance of the company's performance under the contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of August 2, 2019 and October 31, 2018, $23.1 million and $14.0 million, respectively, of unearned revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended August 2, 2019, the company recognized $1.4 million and $4.6 million of the October 31, 2018 unearned revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $1.2 million of the October 31, 2018 unearned amount within net sales throughout the remainder of fiscal 2019, $4.3 million in fiscal 2020, and $3.9 million thereafter.

As a result of the company's acquisition of CMW on April 1, 2019, the company assumed $7.0 million of contract liabilities related to separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. For the three and nine months ended August 2, 2019, the company recognized $2.2 million and $3.9 million of the April 1, 2019 assumed unearned revenue balance related to the CMW acquisition within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $0.5 million of the unearned amount of the April 1, 2019 assumed unearned revenue balance related to the CMW acquisition within net sales throughout the remainder of fiscal 2019, $1.8 million in fiscal 2020, and $0.8 million thereafter. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Note 5 — Goodwill and Other Intangible Assets

The company's acquisition of CMW on April 1, 2019 resulted in the recognition of $154.0 million and $227.3 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2019 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2018	$214,827	$10,463	$—	$225,290
Goodwill acquired	154,040	—	1,534	155,574
Translation adjustments	(276)	(85)	—	(361)
Balance as of August 2, 2019	$368,591	$10,378	$1,534	$380,503

Other Intangible Assets

The components of other intangible assets as of August 2, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,242	$(12,916)	$5,326
Non-compete agreements	5.5	6,879	(6,792)	87
Customer-related	18.3	195,223	(29,479)	165,744
Developed technology	7.6	50,279	(30,203)	20,076
Trade names	15.5	7,590	(2,004)	5,586
Backlog and other	0.6	7,380	(5,187)	2,193
Total amortizable	15.0	285,593	(86,581)	199,012
Non-amortizable - trade names		120,874	—	120,874
Total other intangible assets, net		$406,467	$(86,581)	$319,886

The components of other intangible assets as of August 3, 2018 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,247	$(12,103)	$6,144
Non-compete agreements	5.5	6,883	(6,776)	107
Customer-related	18.5	89,745	(22,444)	67,301
Developed technology	7.6	31,097	(28,165)	2,932
Trade names	5.0	2,331	(1,760)	571
Other	1.0	800	(800)	—
Total amortizable	14.3	149,103	(72,048)	77,055
Non-amortizable - trade names		30,645	—	30,645
Total other intangible assets, net		$179,748	$(72,048)	$107,700

The components of other intangible assets as of October 31, 2018 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,235	$(12,297)	$5,938
Non-compete agreements	5.5	6,872	(6,771)	101
Customer-related	18.5	89,622	(23,653)	65,969
Developed technology	7.6	31,029	(28,471)	2,558
Trade names	5.0	2,307	(1,805)	502
Other	1.0	800	(800)	—
Total amortizable	14.3	148,865	(73,797)	75,068
Non-amortizable - trade names		30,581	—	30,581
Total other intangible assets, net		$179,446	$(73,797)	$105,649

Amortization expense for definite-lived intangible assets during the third quarter of fiscal 2019 and fiscal 2018 was $7.4 million and $1.8 million, respectively. Amortization expense for definite-lived intangible assets during the first nine months of fiscal 2019 and 2018 was $12.9 million and $5.4 million, respectively. Estimated amortization expense for the remainder of fiscal 2019 and succeeding fiscal years is as follows: fiscal 2019 (remainder), $6.3 million; fiscal 2020, $16.1 million; fiscal 2021, $15.7 million; fiscal 2022, $15.0 million; fiscal 2023, $13.6 million; fiscal 2024, $13.0 million; and after fiscal 2024, $119.3 million.

Note 6 — Indebtedness

The following is a summary of the company's indebtedness:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Revolving credit facility	$—	$91,000	$91,000
$200 million term loan	100,000	—	—
$300 million term loan	200,000	—	—
3.81% series A senior notes	100,000	—	—
3.91% series B senior notes	100,000	—	—
7.800% debentures	100,000	100,000	100,000
6.625% senior notes	123,900	123,838	123,854
Less: unamortized discounts, debt issuance costs and deferred charges	(3,219)	(2,357)	(2,305)
Total indebtedness, net	720,681	312,481	312,549
Less: current portion of long-term debt	(99,877)	—	—
Long-term debt, less current portion	$620,804	$312,481	$312,549

Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2019 and succeeding five fiscal years are as follows: fiscal 2019 (remainder), $0.0 million; fiscal 2020, $0.0 million; fiscal 2021, $0.0 million; fiscal 2022, $115.0 million; fiscal 2023, $30.0 million; fiscal 2024, $155.0 million; and after fiscal 2024, $425.0 million.

Revolving Credit Facility

In June 2018, the company replaced its prior revolving credit facility and term loan, which were scheduled to mature in October 2019, with an unsecured senior five-year revolving credit facility that, among other things, increased the company's borrowing capacity to $600.0 million, from $150.0 million, and expires in June 2023. Included in the company's $600.0 million revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below. In connection with the entry into the new revolving credit facility during June 2018, the company incurred approximately $1.9 million of debt issuance costs, which are being amortized over the life of the revolving credit facility under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. The company classifies the debt issuance costs related to its revolving credit facility within other assets on the Condensed Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility.

As of August 2, 2019, the company had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. As of October 31, 2018, the company had $91.0 million outstanding under the revolving credit facility, $1.5 million outstanding under the sublimit for standby letters of credit, and $507.5 million of unutilized availability under the revolving credit facility. As of August 3, 2018, the company had $91.0 million outstanding under the revolving credit facility, $1.6 million outstanding under the sublimit for standby letters of credit, and $507.4 million of unutilized availability under the revolving credit facility. Typically, the company's revolving credit facility is classified as long-term debt within the company's Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies that portion of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of October 31, 2018 and August 3, 2018, the $91.0 million of outstanding borrowings under the company's revolving credit facility for each respective period was classified as long-term debt within the company's Condensed Consolidated Balance Sheets.

The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of August 2, 2019, October 31, 2018, and August 3, 2018.

Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $0.2 million and $1.9 million on the outstanding borrowings of the revolving credit facility. For the three and nine month periods ended August 3, 2018, the company incurred interest expense of approximately $0.4 million on the outstanding borrowings of the revolving credit facility.

Term Loan Credit Agreement

In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the company's acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of the company's acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, the company is required to make quarterly amortization payments of 2.5 percent of the aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No payments are required during the first three years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium.

As of August 2, 2019, the company has prepaid $100.0 million and $100.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively, and has reclassified $99.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company intends to prepay such amount utilizing cash flows from operations within the next twelve months. Thus, as of August 2, 2019, there were $100.0 million and $200.0 million of outstanding borrowings under the term loan credit agreement for the $200.0 million three year unsecured senior term loan facility and the $300.0 million five year unsecured senior term loan facility, respectively.

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

The term loan credit agreement contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's term loan credit agreement as of August 2, 2019. Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $3.7 million and $5.3 million, respectively, on the outstanding borrowings under the term loan credit agreement.

3.81% Series A and 3.91% Series B Senior Notes

On April 30, 2019, the company entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which the company agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, the company issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of the company. As of August 2, 2019, there was $200.0 million of outstanding borrowings under the private placement note purchase agreement, including $100.0 million of outstanding borrowings under the Series A Senior Notes and $100.0 million of outstanding borrowings under the Series B Senior Notes.

The company has the right to prepay all or a portion of the Senior Notes upon notice to the holders for 100% of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective Senior Note, the company has the right to prepay all of such Senior Note for 100% of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, holders of the Senior Notes will have the right to require that the company purchase such holder’s Senior Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of August 2, 2019.

In connection with the company's issuance of the Senior Notes in June 2019, the company incurred approximately $0.7 million of debt issuance costs, which are being amortized over the life of the respective Senior Note under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the respective Senior Note on the company's Condensed Consolidated Balance Sheets.

Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year, commencing on December 15, 2019. For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $0.8 million on the outstanding borrowings under the private placement note purchase agreement.

7.8% Debentures

In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.

6.625% Senior Notes

On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fee and direct debt issuance costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.

Note 7 — Management Actions

On August 1, 2019, the company announced a new underground construction business strategy that includes a plan to wind down its Toro-branded large horizontal directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). The company expects to incur total pretax charges of approximately $10.0 million to $13.0 million related to the Toro underground wind down. For the three and nine month periods ended August 2, 2019, the company recorded $7.2 million of pre-tax charges related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets that will no longer be used within cost of sales in the Condensed Consolidated Statements of Earnings as a result of the Toro underground wind down. Additionally, the company recorded $1.9 million of pre-tax charges related to anticipated inventory retail support activities within net sales in the Condensed Consolidated Statements of Earnings for the three and nine month periods ended August 2, 2019 and has recorded a corresponding liability related to the anticipated inventory retail support activities within accrued liabilities in the Condensed Consolidated Balance Sheets as of August 2, 2019. The remainder of the estimated pre-tax charges are anticipated to be primarily comprised of costs related to the write-down of future component part inventory purchases to finalize assembly of the company's remaining Toro-branded large horizontal directional drill and riding trencher inventory. Substantially all costs related to the Toro underground wind down are expected to be incurred by the end of fiscal 2020.

Note 8 — Inventories

Inventories are valued at the lower of cost or net realizable value, with cost determined by the last-in, first-out ("LIFO") method for a majority of the company's inventories and the first-in, first-out ("FIFO") and average cost methods for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory.

On April 1, 2019, with the acquisition of CMW, the company acquired $242.6 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Inventories were as follows:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Raw materials and work in process	$174,348	$105,239	$115,280
Finished goods and service parts	518,465	326,059	315,179
Total FIFO value	692,813	431,298	430,459
Less: adjustment to LIFO value	72,201	66,801	72,200
Total inventories, net	$620,612	$364,497	$358,259

Note 9 — Property and Depreciation

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

On April 1, 2019, with the acquisition of CMW, the company acquired $142.4 million of property, plant, and equipment, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.

Property, plant and equipment was as follows:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Land and land improvements	$55,786	$38,117	$39,607
Buildings and leasehold improvements	259,928	195,791	209,686
Machinery and equipment	420,262	342,294	349,550
Tooling	224,230	208,098	211,756
Computer hardware and software	91,577	90,070	83,338
Construction in Process	70,367	41,297	35,044
Gross property, plant, and equipment	1,122,150	915,667	928,981
Less: accumulated depreciation	695,735	666,165	657,522
Property, plant, and equipment, net	$426,415	$249,502	$271,459

Note 10 — Warranty Guarantees

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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Beginning balance	$95,752	$84,268	$76,214	$74,155
Provisions	14,232	12,038	42,734	39,827
Acquisitions	—	—	14,272	—
Claims	(17,514)	(13,071)	(39,685)	(31,787)
Changes in estimates	2,096	(40)	1,031	1,000
Ending balance	$94,566	$83,195	$94,566	$83,195

Note 11 — Investment in Joint Venture

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

The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of August 2, 2019 was $25.1 million. The company has not guaranteed the outstanding indebtedness of Red Iron.

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

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended August 2, 2019 and August 3, 2018 were $1,513.3 million and $1,525.3 million, respectively. As of July 31, 2019, Red Iron’s total assets were $508.8 million and total liabilities were $453.0 million.

Note 12 — Stock-Based Compensation

Compensation costs related to stock-based awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Unrestricted common stock awards	$—	$—	$592	$530
Stock option awards	1,678	1,310	4,841	3,725
Performance share awards	666	1,047	2,483	2,012
Restricted stock unit awards	890	666	2,342	2,321
Total compensation cost for stock-based awards	$3,234	$3,023	$10,258	$8,588

Unrestricted Common Stock Awards

During the first nine months of fiscal years 2019 and 2018, 10,090 and 8,388 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the third quarter of fiscal years 2019 and 2018.

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

The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2019	Fiscal 2018
Expected life of option in years	6.31	6.04
Expected stock price volatility	19.83%	20.58%
Risk-free interest rate	2.77%	2.21%
Expected dividend yield	1.18%	0.97%
Per share weighted-average fair value at date of grant	$12.83	$14.25

Performance Share Awards

Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives will be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2019 and 2018 was $59.58 and $65.40, respectively. No performance share awards were granted during the second or third quarters of fiscal 2019 and 2018.

Restricted Stock Unit Awards

Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2019 and 2018 was $66.00 and $63.47, respectively.

Note 13 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss ("AOCL"), net of tax, were as follows:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Foreign currency translation adjustments	$33,862	$23,467	$29,711
Pension and post-retirement benefits	561	1,596	561
Cash flow derivative instruments	(7,755)	(1,625)	(6,335)
Total accumulated other comprehensive loss	$26,668	$23,438	$23,937

The components and activity of AOCL for the three and nine month periods ended August 2, 2019 and August 3, 2018 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116
Other comprehensive (income) loss before reclassifications	3,815	—	(773)	3,042
Amounts reclassified from AOCL	—	—	(1,490)	(1,490)
Net current period other comprehensive (income) loss	3,815	—	(2,263)	1,552
Balance as of August 2, 2019	$33,862	$561	$(7,755)	$26,668

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive loss before reclassifications	4,151	—	2,905	7,056
Amounts reclassified from AOCL	—	—	(4,325)	(4,325)
Net current period other comprehensive (income) loss	4,151	—	(1,420)	2,731
Balance as of August 2, 2019	$33,862	$561	$(7,755)	$26,668

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of Balance as of May 4, 2018	$19,094	$1,681	$(176)	$20,599
Other comprehensive (income) loss before reclassifications	4,373	(85)	(1,482)	2,806
Amounts reclassified from AOCL	—	—	33	33
Net current period other comprehensive (income) loss	4,373	(85)	(1,449)	2,839
Balance as of August 3, 2018	$23,467	$1,596	$(1,625)	$23,438

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	2,164	—	(5,302)	(3,138)
Amounts reclassified from AOCL	—	—	2,597	2,597
Net current period other comprehensive (income) loss	2,164	—	(2,705)	(541)
Reclassification due to the adoption of ASU 2018-02	—	(416)	275	(141)
Balance as of August 3, 2018	$23,467	$1,596	$(1,625)	$23,438

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 16, Derivative Instruments and Hedging Activities.

Note 14 — Per Share Data

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Basic
Weighted-average number of shares of common stock	107,005	105,751	106,630	106,457
Assumed issuance of contingent shares	—	—	14	17
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,005	105,751	106,644	106,474

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,005	105,751	106,644	106,474
Effect of dilutive securities	1,248	2,319	1,380	2,456
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,253	108,070	108,024	108,930

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 378,850 and 740,720 shares of common stock during the third quarter of fiscal 2019 and 2018, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 865,648 and 412,302 shares of common stock during the first nine months of fiscal 2019 and 2018, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

Note 15 — Contingencies

Litigation

The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company regularly reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. Management believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.

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

Note 16 — Derivative Instruments and Hedging Activities

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

As of August 2, 2019, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $250.3 million.

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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$12,511	$2,324	$8,596
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	3,920	869	2,305
Total assets	$16,431	$3,193	$10,901

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	—	13
Total liabilities	$—	$—	$13

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

The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 2, 2019	August 3, 2018	October 31, 2018
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$16,496	$3,349	$10,901
Gross liabilities offset in the Condensed Consolidated Balance Sheets	(65)	(156)	—
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$16,431	$3,193	$10,901

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$—	$—	$(13)
Gross assets offset in the Condensed Consolidated Balance Sheets	—	—	—
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$—	$—	$(13)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended August 2, 2019 and August 3, 2018:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,350	$(170)	$2,022	$1,435
Cost of sales	140	137	241	14
Total derivatives designated as cash flow hedging instruments	$1,490	$(33)	$2,263	$1,449

	Nine Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$3,828	$(3,207)	$1,307	$2,900
Cost of sales	497	610	113	(195)
Total derivatives designated as cash flow hedging instruments	$4,325	$(2,597)	$1,420	$2,705

The company recognized immaterial gains within other income, net on the Condensed Consolidated Statements of Earnings during the third quarter and first nine months of fiscal 2019 and 2018 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of August 2, 2019, the company expects to reclassify approximately $7.3 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	August 2, 2019		August 3, 2018
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$838,713	$(572,732)	$655,821	$(422,168)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,350	140	(170)	137
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,262	$18	$132	$(92)

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	August 2, 2019		August 3, 2018
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,403,705	$(1,600,809)	$2,079,347	$(1,317,399)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	3,828	497	(3,207)	610
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$3,579	$34	$31	$(210)

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(555)	$2,111	$172	$1,495
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(555)	$2,111	$172	$1,495

Note 17 — Fair Value Measurements

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

Recurring Fair Value Measurements

The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three and nine months ended August 2, 2019 and August 3, 2018, or the twelve months ended October 31, 2018.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of August 2, 2019, August 3, 2018, and October 31, 2018, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 2, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16,431	$—	$16,431	$—
Total assets	$16,431	$—	$16,431	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 3, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$3,193	$—	$3,193	$—
Total assets	$3,193	$—	$3,193	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,901	$—	$10,901	$—
Total assets	$10,901	$—	$10,901	$—

Liabilities:
Forward currency contracts	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

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

Note 18 — Subsequent Events

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
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Forward-Looking Information

We have provided non-GAAP financial measures, which are not calculated or presented in accordance with accounting principles generally accepted in the United States ("GAAP"), as information supplemental and in addition to the financial measures presented in this report that are calculated and presented in accordance with GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures. Further, these non-GAAP financial measures may differ from similar measures used by other companies.

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

On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), we completed our acquisition of The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and sells a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, utility loaders, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broaden and strengthen our Professional segment product portfolio and expands our dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of Toro merged with and into CMW, with

CMW continuing as the surviving entity and a wholly-owned subsidiary of Toro. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. The preliminary aggregate merger consideration was $679.3 million ("purchase price"), and remains subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the closing date. Such customary adjustments are expected to be completed during fiscal 2019. We funded the preliminary purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings from our unsecured senior revolving credit facility. For additional information regarding the acquisition and the financing agreements utilized to fund the purchase price, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Condensed Consolidated Financial Statements included in Part 1. Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Overview

Our net sales increased 27.9 percent and 15.6 percent for the third quarter and year-to-date periods of fiscal 2019, respectively, as compared to the same periods of fiscal 2018.

Professional segment net sales increased 40.3 percent for the third quarter comparison, primarily due to incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our snow and ice management and Toro-branded rental and specialty construction businesses, partially offset by fewer shipments of our landscape contractor and irrigation products. Professional segment net sales increased 20.0 percent for the year-to-date comparison, primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and growth in our landscape contractor, snow and ice management, and Toro-branded rental and specialty construction businesses, partially offset by fewer shipments of our irrigation products.

Residential segment net sales decreased 11.0 percent for the third quarter comparison, mainly due to decreased shipments of zero-turn riding mowers, walk power mowers, and Pope-branded irrigation products, partially offset by the year-over-year impact of price increases across our product lines and strong channel demand for our consumer snow products. Residential segment net sales increased 0.8 percent for the year-to-date comparison, primarily due to the year-over-year impact of price increases across our product lines and strong retail demand for our consumer snow products and walk power mowers, partially offset by reduced shipments of zero-turn riding mowers and Pope-branded irrigation products.

Net earnings for the third quarter of fiscal 2019 were $60.6 million compared to $79.0 million for the third quarter of fiscal 2018. The decrease was primarily due to the unfavorable impact from purchase accounting adjustments and integration expenditures related to our CMW acquisition; increased commodity and tariff costs; and charges incurred for inventory write-downs, anticipated inventory retail support activities, and accelerated depreciation of fixed assets due to the wind down of our Toro-branded large horizontal directional drill and riding trencher product lines ("Toro underground wind down"). Net earnings for the first nine months of fiscal 2019 were $235.7 million compared to reported net earnings of $232.9 million in the comparable fiscal 2018 period. This increase was primarily due to the one-time impacts of the Tax Cuts and Jobs Act ("Tax Act") during the first nine months of fiscal 2018 and incremental earnings as a result of our acquisition of CMW, partially offset by the unfavorable impact from purchase accounting adjustments, transaction costs, and integration expenditures related to the CMW acquisition.

Adjusted non-GAAP net earnings for the third quarter of fiscal 2019 were $89.8 million compared to $73.5 million for the prior year comparative period, an increase of 22.2 percent. Adjusted non-GAAP net earnings for the first nine months of fiscal 2019 were $272.4 million compared to adjusted non-GAAP net earnings of $255.9 million in the comparable fiscal 2018 period, an increase of 6.5 percent. The primary factors contributing to the adjusted non-GAAP net earnings increases for the third quarter and year-to-date comparisons included incremental earnings as a result of our acquisition of CMW, improved net price realization driven by price increases across our product lines, productivity initiatives, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warehousing expense within our legacy businesses. These increases were partially offset by increased commodity and tariff costs, unfavorable product mix, and higher interest expense. Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We increased our cash dividend for the third quarter of fiscal 2019 by 12.5 percent to $0.225 per share compared to the $0.20 per share cash dividend paid in the third quarter of fiscal 2018.

Inventory levels increased $256.1 million, or 70.3 percent, as of the end of the third quarter of fiscal 2019, primarily due to incremental inventories as a result of our acquisition of CMW, higher work in process inventory due to supply chain challenges, and higher finished goods inventory due to lower than forecasted sales in certain legacy Toro businesses and inventory availability initiatives, partially offset by the write-down of inventory due to the Toro underground wind down and the impact of foreign currency exchange rates. Accounts receivable increased $92.8 million, or 42.3 percent, primarily due to incremental receivables as a result of our acquisition of CMW, timing of sales across the Professional and Residential segments, and higher sales to customers not financed through our Red Iron joint venture, partially offset by the impact of foreign currency exchange rates. As of the end of the third quarter of fiscal 2019, field inventory levels were higher than the end of the third quarter of fiscal 2018, primarily as a result of higher Professional segment field inventory due to incremental field inventory as a result of our acquisition of CMW and higher field inventory for our landscape contractor zero-turn riding mowers driven by soft retail demand.

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

Net Sales

Worldwide consolidated net sales for the third quarter of fiscal 2019 were $838.7 million, up 27.9 percent compared to $655.8 million in the third quarter of fiscal 2018. The net sales increase for the quarter comparison was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, strong channel demand for our Residential and Professional snow and ice management equipment, and increased shipments of our Toro-branded rental and specialty construction equipment. These net sales increases were partially offset by reduced shipments of our Residential and Professional zero-turn riding mowers due to soft retail demand, lower sales of our irrigation products due to unfavorable weather conditions in key regions, and reduced shipments of our walk power mowers.

For the year-to-date period of fiscal 2019, worldwide consolidated net sales were $2,403.7 million, up 15.6 percent from the same period in the prior fiscal year. The year-to-date net sales increase was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, strong channel demand for our Residential and Professional snow and ice management equipment, growth in our Professional segment landscape contractor business, strong retail demand for our walk power mowers, and increased shipments of our Toro-branded rental and specialty construction equipment. These net sales increases were partially offset by fewer shipments of our irrigation products due to unfavorable weather conditions in key regions and lower sales of our Residential zero-turn riding mowers due to soft retail demand.

Net sales in international markets increased by 31.0 percent and 10.3 percent for the third quarter and year-to-date periods of fiscal 2019. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $1.3 million and $11.9 million for the third quarter and year-to-date periods of fiscal 2019. The net sales increase for the quarter comparison was mainly driven by incremental sales as a result of our acquisition of CMW and increased shipments of our Residential snow products due to strong channel demand, partially offset by lower sales of our irrigation products due to unfavorable weather in key regions. The net sales increase for the year-to-date period of fiscal 2019 was primarily due to incremental sales as a result of our acquisition of CMW and increased shipments of Residential snow products and walk power mowers, partially offset by lower sales of our irrigation products due to unfavorable weather in key regions and fewer shipments of Residential segment zero-turn riding mowers.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(68.3)	(64.4)	(66.6)	(63.4)
Gross profit	31.7	35.6	33.4	36.6
Selling, general and administrative expense	(22.9)	(21.4)	(21.7)	(20.7)
Operating earnings	8.8	14.2	11.7	15.9
Interest expense	(1.1)	(0.7)	(0.9)	(0.7)
Other income, net	0.8	0.7	0.8	0.6
Provision for income taxes	(1.3)	(2.2)	(1.8)	(4.6)
Net earnings	7.2%	12.0%	9.8%	11.2%

Gross Profit

As a percentage of net sales, gross profit for the third quarter of fiscal 2019 was 31.7 percent, a decrease of 390 basis points when compared to the third quarter of fiscal 2018. The decrease for the third quarter comparison was primarily driven by the impact of purchase accounting adjustments related to our acquisition of CMW, the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts, charges related to the Toro underground wind down, unfavorable product mix, and supply chain challenges resulting in manufacturing inefficiencies. These decreases were partially offset by improved net price realization driven by price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, and lower freight costs driven by decreased industry demand. Gross profit as a percentage of net sales for the fiscal 2019 year-to-date period was 33.4 percent, a decrease of 320 basis points when compared with the prior fiscal year comparative period. The decrease for the year-to-date comparison was primarily due to the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts, the impact of purchase accounting adjustments related to our acquisition of CMW, charges related to the Toro underground wind down, unfavorable product mix, supply chain challenges and inclement weather resulting in manufacturing inefficiencies. These decreases were partially offset by improved net price realization driven by price increases across our product lines, as well as productivity initiatives.

Adjusted non-GAAP gross profit as a percentage of net sales excludes the impact of certain purchase accounting adjustments resulting from our acquisition of CMW, including the inventory fair value step-up amount and backlog intangible asset, as well as the impact of management actions, including the charges incurred for inventory write-downs, anticipated inventory retail support activities, and accelerated depreciation of fixed assets related to the Toro underground wind down. Adjusted non-GAAP gross profit as a percentage of net sales was 35.9 percent for the third quarter of fiscal 2019 compared to 35.6 percent for the third quarter of fiscal 2018, an increase of 30 basis points. The increase for the third quarter comparison was primarily driven by improved net price realization driven by price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, and lower freight costs driven by decreased industry demand. These increases were partially offset by the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts, unfavorable product mix, and supply chain challenges resulting in manufacturing inefficiencies. Adjusted non-GAAP gross profit as a percentage of net sales was 35.3 percent for the year-to-date period of fiscal 2019 compared to 36.6 percent for the year-to-date period of fiscal 2018, a decrease of 130 basis points. This decrease was primarily due to the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts, unfavorable product mix, and supply chain challenges and inclement weather resulting in manufacturing inefficiencies. These decreases were partially offset by improved net price realization driven by price increases across our product lines, as well as productivity initiatives.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Selling, General, and Administrative Expense

SG&A expense increased $51.3 million, or 36.4 percent, for the third quarter of fiscal 2019 and increased $89.3 million, or 20.7 percent, for the year-to-date period of fiscal 2019. As a percentage of net sales, SG&A expense increased 150 basis points for the third quarter of fiscal 2019 and increased 100 basis points for the year-to-date period of fiscal 2019. The increases as a percentage of net sales for the third quarter and year-to-date comparisons were primarily due to our acquisition of CMW resulting in incremental administrative, indirect sales and marketing, engineering, warranty, and service expense; integration and acquisition-related expenditures, and higher amortization of other intangible assets. These increases were partially offset by lower direct marketing and warehousing expense within our legacy businesses.

Interest Expense

Interest expense increased by $4.3 million and $6.2 million for the third quarter and year-to-date periods of fiscal 2019, respectively. These increases were driven by interest expense incurred on higher outstanding borrowings to fund the purchase price for our acquisition of CMW.

Other Income, Net

Other income, net for the third quarter of fiscal 2019 increased $1.2 million when compared to the third quarter of fiscal 2018. This increase for the third quarter comparison was primarily driven by a gain realized on the sale of a fixed asset and a favorable legal settlement, partially offset by unfavorable foreign currency exchange rate fluctuations. Other income, net for the year-to-date period of fiscal 2019 increased $4.2 million when compared to the year-to-date period of fiscal 2018. This increase was primarily due to higher earnings from our equity investment in Red Iron, increased interest income on marketable securities, a gain realized on the sale of a fixed asset, and a favorable legal settlement.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2019 was 14.9 percent compared to 15.3 percent in the third quarter of 2018. The decrease in the effective tax rate for the quarter comparison was primarily driven by the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019 under the Tax Act, partially offset by a lower benefit from the excess tax deduction for share-based compensation. The effective tax rate for the year-to-date period of fiscal 2019 was 15.3 percent compared to 29.2 percent in the same period of fiscal 2018. The fiscal 2018 effective tax rate was significantly impacted by the enactment of the Tax Act for the year-to-date period of fiscal 2018, including the provisional remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the provisional calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.3 million. In addition to these one-time charges resulting from the Tax Act, the decrease in the effective tax rate was partially driven by the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019.

The adjusted non-GAAP effective tax rate excludes costs incurred related to our acquisition of CMW, including integration and transaction costs and certain purchase accounting adjustments; the impact of management actions, including the charges related to the Toro underground wind down; the tax benefit for the excess tax deduction for share-based compensation; and one-time charges incurred under the Tax Act. The adjusted non-GAAP effective tax rate for the third quarter of fiscal 2019 was 18.1 percent, compared to an adjusted non-GAAP effective tax rate of 21.2 percent in the same period last year. The adjusted non-GAAP effective tax rate for the year-to-date period of fiscal 2019 was 19.5 percent, compared to an adjusted non-GAAP effective tax rate of 22.2 percent in the same period of fiscal 2018. The decreases in the adjusted non-GAAP effective tax rate for the third quarter and year-to-date comparisons were driven by the reduction in the U.S. federal corporate tax rate from a blended 23.3 percent in fiscal 2018 to 21.0 percent in fiscal 2019 and the impact of the inclusion of CMW within the consolidated effective tax rate.

Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings

Net earnings for the third quarter of fiscal 2019 were $60.6 million, or $0.56 per diluted share, compared to $79.0 million, or $0.73 per diluted share, for the third quarter of fiscal 2018. The decrease in net earnings for the quarter comparison was primarily due to the unfavorable impact of purchase accounting adjustments and integration expenditures from our CMW acquisition, the unfavorable impact of higher commodity and tariff costs, charges related to the Toro underground wind down, unfavorable product mix, a lower benefit from the excess tax deduction for share-based compensation, and higher interest expense. These decreases were partially offset by incremental earnings as a result of our acquisition of CMW, improved net price realization driven by price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warehousing expense within our legacy businesses. Year-to-date net earnings in fiscal 2019 were $235.7 million, or $2.18 per diluted share, compared to $232.9 million, or $2.14 per diluted share, in the prior year comparative period. The increase in net earnings for the year-to-date period comparison was primarily due to the significant impact of the Tax Act on net earnings for the first nine months of fiscal 2018, incremental earnings as a result of our acquisition of CMW, improved net price realization driven by price increases across our product lines, the reduction in the U.S.

federal corporate tax rate, productivity initiatives, and lower direct marketing and warehousing expense within our legacy businesses. These increases were partially offset by the unfavorable impact of purchase accounting adjustments and integration and acquisition-related expenditures from our CMW acquisition, the unfavorable impact of higher commodity and tariff costs, unfavorable product mix, charges related to the Toro underground wind down, and higher interest expense.

Adjusted non-GAAP net earnings exclude costs incurred related to our acquisition of CMW, including integration and transaction costs and certain purchase accounting adjustments; the impact of management actions, including the charges related to the Toro underground wind down; the tax benefit for the excess tax deduction for share-based compensation; and one-time charges incurred under the Tax Act. Adjusted non-GAAP net earnings for the third quarter of fiscal 2019 were $89.8 million, or $0.83 per diluted share, compared to $73.5 million, or $0.68 per diluted share, for the third quarter of fiscal 2018, an increase of 22.1 percent per diluted share. The primary factors contributing to the adjusted non-GAAP net earnings increase for the third quarter comparison included incremental earnings as a result of our acquisition of CMW, improved net price realization driven by price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warehousing expense within our legacy businesses. These increases were partially offset by the unfavorable impact of commodity and tariff costs, unfavorable product mix, and higher interest expense. Adjusted non-GAAP net earnings for the year-to-date period of fiscal 2019 were $272.4 million, or $2.52 per diluted share, compared to $255.9 million, or $2.35 per diluted share, for the prior year comparable period, an increase of 7.2 percent per diluted share. The primary factors contributing to the adjusted non-GAAP net earnings increase for the year-to-date comparison included incremental earnings as a result of our acquisition of CMW, improved net price realization driven by price increases across our product lines, productivity initiatives, the reduction in the U.S. federal corporate tax rate, and lower direct marketing and warehousing expense within our legacy businesses. These increases were partially offset by the unfavorable impact of commodity and tariff costs, unfavorable product mix, and higher interest expense.

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

The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	$ Change	% Change
Professional	$676,756	$482,494	$194,262	40.3%
Residential	148,234	166,513	(18,279)	(11.0)
Other	13,723	6,814	6,909	101.4
Total net sales*	$838,713	$655,821	$182,892	27.9%

*Includes international net sales of:	$186,710	$142,534	$44,176	31.0%

	Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	$ Change	% Change
Professional	$1,855,268	$1,546,536	$308,732	20.0%
Residential	525,539	521,189	4,350	0.8
Other	22,898	11,622	11,276	97.0
Total net sales*	$2,403,705	$2,079,347	$324,358	15.6%

*Includes international net sales of:	$547,332	$496,403	$50,929	10.3%

The following table summarizes segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	$ Change	% Change
Professional	$81,592	$97,716	$(16,124)	(16.5)%
Residential	16,151	16,002	149	0.9
Other	(26,508)	(20,443)	(6,065)	(29.7)
Total segment earnings	$71,235	$93,275	$(22,040)	(23.6)%

	Nine Months Ended
(Dollars in thousands)	August 2, 2019	August 3, 2018	$ Change	% Change
Professional	$319,689	$338,607	$(18,918)	(5.6)%
Residential	51,253	58,019	(6,766)	(11.7)
Other	(92,507)	(67,800)	(24,707)	(36.4)
Total segment earnings	$278,435	$328,826	$(50,391)	(15.3)%

Professional Segment

Segment Net Sales

Worldwide net sales for our Professional segment increased 40.3 percent and 20.0 percent for the third quarter and year-to-date periods of fiscal 2019, respectively, as compared to the same periods in fiscal 2018. The Professional segment net sales increase for the third quarter comparison was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and continued growth in our snow and ice management and Toro-branded rental and specialty construction businesses driven by channel demand. These net sales increases were partially offset by fewer shipments of our landscape contractor zero-turn riding mowers due to soft retail demand and lower sales of our irrigation products driven by unfavorable weather conditions in key regions.

Professional segment net sales growth for the year-to-date period of fiscal 2019 was largely due to incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our product lines, and growth in our landscape contractor, snow and ice management, and Toro-branded rental and specialty construction businesses driven by channel demand. These net sales increases were partially offset by fewer shipments of our irrigation products due to unfavorable weather conditions in key regions.

Segment Earnings

Professional segment earnings for the third quarter of fiscal 2019 decreased by 16.5 percent compared to the third quarter of fiscal 2018 and decreased to 12.1 percent from 20.3 percent when expressed as a percentage of net sales for the quarter comparison. For the year-to-date period of fiscal 2019, Professional segment earnings decreased by 5.6 percent compared to the same period in the prior fiscal year and decreased to 17.2 percent from 21.9 percent when expressed as a percentage of net sales for the year-to-date period comparison. As a percentage of net sales, the Professional segment earnings decreases for the third quarter and year-to-date comparisons were primarily due to our CMW acquisition resulting in the unfavorable impact of purchase accounting adjustments, higher amortization of intangible assets, and incremental administrative, indirect sales and marketing, and engineering expense; the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts; charges related to the Toro underground wind down; unfavorable product mix; and supply chain challenges resulting in manufacturing inefficiencies. These decreases were partially offset by improved net price realization driven by price increases across our product lines, productivity initiatives, and lower direct marketing and warehousing expense within our legacy businesses.

Residential Segment

Segment Net Sales

Worldwide net sales for our Residential segment for the third quarter and year-to-date periods of fiscal 2019 decreased 11.0 percent and increased 0.8 percent, respectively, compared to the prior fiscal year periods. The Residential segment net sales decrease for the third quarter comparison was mainly due to decreased shipments of zero-turn riding mowers and walk power mowers due to soft retail demand and lower sales of Pope-branded irrigation products due to soft channel demand. These net sales decreases were partially offset by the year-over-year impact of price increases across our product lines and strong channel demand for our snow products driven by successful new product introductions.

The Residential segment net sales increase for the year-to-date comparison was primarily driven by the year-over-year impact of price increases across our product lines and strong retail demand for our snow products and walk power mowers. These net sales increases were partially offset by reduced shipments of zero-turn riding mowers due to soft retail demand and lower sales of our Pope-branded irrigation products due to unfavorable weather conditions and soft channel demand.

Segment Earnings

Residential segment earnings for the third quarter of fiscal 2019 increased 0.9 percent compared to the third quarter of fiscal 2018, and when expressed as a percentage of net sales, increased to 10.9 percent from 9.6 percent. As a percentage of net sales, the Residential segment earnings increase was mainly due to the year-over-year impact of price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, and decreased advertising costs. These increases were partially offset by the unfavorable impact of commodity costs on purchased components and raw materials, increased depreciation expense on fixed assets related to new products, and higher engineering costs related to new product development.

For the year-to-date period of fiscal 2019, Residential segment earnings decreased 11.7 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, decreased to 9.8 percent from 11.1 percent. As a percentage of net sales, the Residential segment earnings decrease was primarily due to the unfavorable impact of higher commodity and tariff costs on purchased components and raw materials, unfavorable product mix, increased depreciation expense on fixed assets related to new products, and higher engineering costs related to new product development. These decreases were partially offset by the year-over-year impact of price increases across our product lines, productivity initiatives, realized duty drawback credits on import tariffs, and decreased advertising costs.

Other Activities

Other Net Sales

Net sales for our Other activities include sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the third quarter and year-to-date periods of fiscal 2019 increased by $6.9 million and $11.3 million, respectively, mainly due to increased sales of our golf and grounds equipment through our wholly-owned domestic distribution companies driven by our acquisition of a Northeastern U.S. distribution company.

Other Operating Loss

The operating loss for our Other activities increased $6.1 million for the third quarter of fiscal 2019, primarily due to increased interest expense due to higher outstanding borrowings resulting from our CMW acquisition and integration costs related to our acquisition of CMW. These increases were partially offset by incremental earnings as a result of our acquisition of a Northeastern U.S. distribution company.

The Other segment loss increased $24.7 million for the year-to-date period of fiscal 2019, primarily due to integration and transaction costs related to our acquisition of CMW, increased interest expense due to higher outstanding borrowings resulting from our CMW acquisition, and higher incentive compensation expense. These increases were partially offset by higher interest income on marketable securities and higher earnings from our equity investment in Red Iron.

FINANCIAL POSITION

Working Capital

Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Inventory levels were up $256.1 million, or 70.3 percent, as of the end of the third quarter of fiscal 2019 compared to the end of the third quarter of fiscal 2018, primarily due to incremental inventories as a result of our acquisition of CMW, higher work in process inventory due to supply chain challenges, and higher finished goods inventory due to lower than forecasted sales in certain legacy Toro businesses and inventory availability initiatives, partially offset by the write-down of inventory due to the Toro underground wind down and the impact of foreign currency exchange rates. Accounts receivable as of the end of the third quarter of fiscal 2019 increased $92.8 million, or 42.3 percent, compared to the end of the third quarter of fiscal 2018, primarily due to incremental receivables as a result of our acquisition of CMW, timing of sales across the Professional and Residential segments, and higher sales to customers not financed through our Red Iron joint venture, partially offset by the impact of foreign currency exchange rates. Accounts payable increased $75.6 million, or 33.0 percent, as of the end of our third quarter of fiscal 2019 compared to the end of the third quarter of fiscal 2018, mainly due to incremental accounts payable as a result of our acquisition of CMW and negotiating more favorable payment terms with suppliers as a component of our working capital initiatives.

Cash Flow

Cash provided by operating activities for the first nine months of fiscal 2019 decreased $0.3 million compared to the first nine months of fiscal 2018, primarily due to cash utilized for purchases of inventory, partially offset by higher net earnings and the take-down of the inventory purchase accounting adjustment related to our CMW acquisition. Cash used in investing activities increased $654.6 million during the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, primarily due to more cash utilized for the acquisitions of CMW and a Northeastern U.S. distribution company during the first nine months of fiscal 2019 compared to the cash utilized for the acquisition of L.T. Rich Products, Inc. during the first nine months of fiscal 2018. Cash provided by financing activities for the first nine months of fiscal 2019 increased $568.6 million compared to cash used in financing activities for the first nine months of fiscal 2018, mainly due to the issuance of indebtedness under our term loan credit agreement and amounts drawn on our revolving credit facility during the second quarter of fiscal 2019 to fund the CMW acquisition, the issuance of our private placement senior notes during the third quarter of fiscal 2019, reduced cash utilized for purchases of Toro common stock compared to fiscal 2018, and higher cash provided from the exercise of stock options. These sources of cash were partially offset by more cash utilized for repayments of our outstanding indebtedness under our revolving credit facility and term loan credit agreement and more cash utilized for dividend payments on shares of our common stock compared to fiscal 2018.

Liquidity and Capital Resources

Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of August 2, 2019, cash and short-term investments held by our foreign subsidiaries were approximately $91.7 million.

Revolving Credit Facility

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

Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2019 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three and nine month periods ended August 2, 2019, we incurred interest expense of approximately $0.2 million and $1.9 million on the outstanding borrowings under the revolving credit facility. For the three and nine month periods ended August 3, 2018, we incurred interest expense of approximately $0.4 million on the outstanding borrowings under the revolving credit facility.

Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of August 2, 2019, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of August 2, 2019, and we expect to be in compliance with all covenants during the remainder of fiscal 2019. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.

As of August 2, 2019, we had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $598.1 million of unutilized availability under our revolving credit facility.

Term Loan Credit Agreement

In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of our acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of our acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, we are required to make quarterly amortization payments of 2.5 percent of the aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No payments are required the first three years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. As of August 2, 2019, we have prepaid $100.0 million and $100.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively.

The term loan credit agreement contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. We were in compliance with all covenants related to our term loan credit agreement as of August 2, 2019. Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended August 2, 2019, we incurred interest expense of approximately $3.7 million and $5.3 million, respectively, on the outstanding borrowings under the term loan credit agreement.

3.81% Series A and 3.91% Series B Senior Notes

On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of Toro. Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year, commencing on December 15, 2019. For the three and nine month periods ended August 2, 2019,we incurred interest expense of approximately $0.8 million on the outstanding borrowings under the private placement note purchase agreement.

We have the right to prepay all or a portion of the Senior Notes upon notice to the holders for 100% of the principal amount prepaid, plus a make-whole premium, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective Senior Note, we have the right to prepay all of such Senior Note for 100% of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, holders of the Senior Notes will have the right to require us to purchase such holder’s Senior Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase. The private placement note purchase agreement contains customary representations and warranties of us as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. We were in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of August 2, 2019.

Indebtedness

As of August 2, 2019, we had $720.7 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $100.0 million outstanding under our $200.0 million three year unsecured senior term loan facility, $200.0 million outstanding under our $300.0 million five year unsecured senior term loan facility, $100.0 million outstanding under our Series A Senior Notes, $100.0 million outstanding under our Series B Senior Notes, and no outstanding borrowings under our revolving credit facility. The August 2, 2019 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $3.2 million related to our outstanding indebtedness. As of August 2, 2019, we have reclassified $99.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we intend to prepay such amount utilizing cash flows from operations within the next twelve months. As of August 3, 2018, we had $312.5 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.8 million of 6.625 percent senior notes due May 1, 2037, and $91.0 million of outstanding borrowings under our revolving credit facility. The August 3, 2018 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.4 million related to our outstanding indebtedness. As of August 3, 2018, the $91.0 million of outstanding borrowings under our revolving credit facility was classified as long-term debt within our Condensed Consolidated Balance Sheets.

Further, our domestic and non-U.S. operations maintained import letters of credit in the aggregate amount of approximately $13.2 million as of August 2, 2019. As of August 2, 2019, we had $3.3 million of outstanding on such letters of credit.

Cash Dividends

Our Board of Directors approved a cash dividend of $0.225 per share for the third quarter of fiscal 2019 that was paid on July 11, 2019. This was an increase of 12.5 percent over our cash dividend of $0.20 per share for the third quarter of fiscal 2018.

Share Repurchases

As a result of our acquisition of CMW on April 1, 2019, we curtailed repurchasing shares of our common stock during the third quarter of fiscal 2019. During the first nine months of fiscal 2019, we repurchased 359,758 shares of our common stock in the open market under our Board authorized repurchase plan, thereby reducing our total shares outstanding. We expect to curtail repurchasing shares of our common stock throughout the remainder of fiscal 2019.

Customer Financing Arrangements

Wholesale Financing

Our Red Iron joint venture with TCFIF provides inventory financing to certain distributors and dealers of our products that enables them to carry representative inventories of our products. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended August 2, 2019 was $1,513.3 million. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron, which include agreements with third-party financial institutions as a result of our acquisition of CMW. These third-party financing companies financed $144.1 million of receivables for such dealers and distributors during the first nine months of fiscal 2019. As of August 2, 2019, $138.2 million of receivables financed by the third-party financing companies, excluding Red Iron, were outstanding. Our customer financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such arrangements, with the exception of the floor plan financing agreements as a result of our acquisition of CMW.

End-User Financing

In the ordinary course of business, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer to the third-party finance company. Our end-user financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such arrangements with the exception of recourse agreements with third-party financing companies as a result of our acquisition of CMW. Our maximum exposure for credit collection under our recourse agreements as of August 2, 2019 was $14.5 million.

Contractual Obligations

We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such contractual obligations, with the exception of outstanding borrowings under our term loan credit agreement resulting from our acquisition of CMW and the issuance of the Senior Notes under our private placement note purchase agreement as further described within the section titled "Liquidity and Capital Resources" within this MD&A.

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

NON-GAAP FINANCIAL MEASURES

We have provided non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the most directly comparable financial measures that are calculated and presented in accordance with GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.

The following table provides a reconciliation of financial measures calculated and reported in accordance with GAAP, as well as adjusted non-GAAP financial measures, for the three and nine month periods ended August 2, 2019 and August 3, 2018:

	Three Months Ended		Nine Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Gross profit	$265,981	$233,653	$802,896	$761,948
Management actions[1]	9,117	—	9,117	—
Acquisition-related costs[2]	26,172	—	35,691	—
Adjusted non-GAAP gross profit	$301,270	$233,653	$847,704	$761,948

Operating earnings	$73,944	$92,894	$281,723	$330,089
Management actions[1]	9,148	—	9,148	—
Acquisition-related costs[2]	29,304	—	51,058	—
Adjusted non-GAAP operating earnings	$112,396	$92,894	$341,929	$330,089

Earnings before income taxes	$71,235	$93,275	$278,435	$328,826
Management actions[1]	9,148	—	9,148	—
Acquisition-related costs[2]	29,304	—	51,058	—
Adjusted non-GAAP earnings before income taxes	$109,687	$93,275	$338,641	$328,826

Net earnings	$60,607	$79,009	$235,717	$232,902
Management actions[1]	7,351	—	7,351	—
Acquisition-related costs[2]	23,953	—	41,814	—
Tax impact of share-based compensation[3]	(1,200)	(5,025)	(11,518)	(9,638)
U.S. Tax Reform[4]	(926)	(500)	(926)	32,613
Adjusted non-GAAP net earnings	$89,785	$73,484	$272,438	$255,877

Diluted EPS	$0.56	$0.73	$2.18	$2.14
Management actions[1]	0.07	—	0.07	—
Acquisition-related costs[2]	0.22	—	0.39	—
Tax impact of share-based compensation[3]	(0.01)	(0.05)	(0.11)	(0.09)
U.S. Tax Reform[4]	(0.01)	—	(0.01)	0.30
Adjusted non-GAAP diluted EPS	$0.83	$0.68	$2.52	$2.35

	Three Months Ended		Nine Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Effective tax rate	14.9%	15.3%	15.3%	29.2%
Management actions[1]	1.6%	—%	0.5%	—%
Acquisition-related costs[2]	(1.4)%	—%	(0.7)%	—%
Tax impact of share-based compensation[3]	1.7%	5.4%	4.1%	2.9%
U.S. Tax Reform[4]	1.3%	0.5%	0.3%	(9.9)%
Adjusted non-GAAP effective tax rate	18.1%	21.2%	19.5%	22.2%

[1]
During the third quarter of fiscal 2019, we announced we will wind down our Toro-branded large horizontal directional drill and riding trencher product line. These amounts represent costs incurred in relation to such wind down and are primarily comprised of costs related to the write-down of inventory, anticipated inventory retail support activities, and accelerated depreciation on fixed assets during the three and nine month periods ended August 2, 2019.

[2]
During the second quarter of fiscal 2019, we acquired CMW. These amounts represent integration and transaction costs, as well as the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments, related to our acquisition of CMW during the three and nine month periods ended August 2, 2019.

[3]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three and nine month periods ended August 2, 2019 and August 3, 2018.

[4]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate required the re-measurement of our net deferred taxes as of the date of enactment. The Tax Act also imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates. During the three and nine month periods ended August 2, 2019, we recorded a tax benefit of $0.9 million related to a prior year true-up of the Tax Act. During the three and nine month periods ended August 3, 2018, the remeasurement of our net deferred taxes and the one-time deemed repatriation tax resulted in a combined benefit of $0.5 million and a combined charge of $32.6 million.

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

New Accounting Pronouncements to be Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets ("ROU assets") and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with previous U.S. GAAP under ASC Topic 840, Leases. ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), will become effective for us commencing in the first quarter of fiscal 2020.

In order to identify and evaluate the impact of the amended guidance on our Condensed Consolidated Financial Statements, Notes to Condensed Consolidated Financial Statements, business processes, internal controls, and information systems, we have established a cross-functional project management team. This cross-functional project management team is tasked with evaluating the potential implications of the amended guidance, including compiling and analyzing existing explicit lease agreements, reviewing contractual agreements for embedded leases, determining the discount rate to be used in valuing ROU assets and lease liabilities under new and existing leases, and assessing the changes to our accounting policies, business processes, internal controls, and information systems that may be necessary to comply with the provisions and all applicable financial statement disclosures required by the amended guidance. At this point in our evaluation process, we have compiled and analyzed existing explicit lease agreements; reviewed contractual agreements for embedded leases; completed our assessment of our business and system requirements; selected and implemented our third-party lease accounting software solution; developed our business process for determining the discount rate to be utilized in valuing the ROU assets and lease liabilities for our operating leases; and evaluated the impact of the amended guidance on our accounting policies, business processes and procedures, and information systems. We are in the process of designing internal controls regarding the completeness and accuracy of our lease population and, where applicable, reviewing new or amended contractual agreements for leases, including embedded leases, through the adoption date of the amended guidance.

We will adopt the amended guidance on November 1, 2019, the first quarter of fiscal 2020, under the alternative cumulative effect transition method. Upon adoption, we will recognize ROU assets and corresponding lease liabilities for our operating lease agreements within our Condensed Consolidated Balance Sheets. We plan to elect the transition package of practical expedients permitted within the amended guidance, which among other things, allows us to carryforward the historical lease classification determined under previous GAAP. Additionally, we plan to elect the transition practical expedient to not reassess our accounting for land easements that exist as of the adoption of the amended guidance. We also plan to make an accounting policy election that will keep leases with an initial term of 12 months or less off of our Consolidated Balance Sheets, which will result in recognizing those lease payments in our Consolidated Statements of Earnings on a straight-line basis over the lease term. We do not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. While our evaluation of the amended guidance and related implementation activities are ongoing and incomplete, based on the results of our evaluation process to date, we believe the adoption of the amended guidance will have a material impact on our Consolidated Balance Sheets, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems. However, we do not believe the adoption of the amended guidance will have a material impact on our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The amended guidance will become effective for use commencing in the first quarter of fiscal 2021. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

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

•
We intend to grow our business in part through acquisitions, including by our recently completed acquisition of CMW, and alliances, strong customer relations, and new joint ventures and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, and partnerships. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed. For example, the Toro underground wind down is an integration activity as a result of the CMW acquisition and any delays or failures to complete the Toro underground wind down, failure to achieve any cost or revenue synergies expected from the Toro underground wind down or delays in the realization thereof, business disruption during the pendency of or following the Toro underground wind down, or unanticipated charges that may be incurred as a result of such activity could harm our business and operating results. In addition, we cannot guarantee previous or future acquisitions, alliances, joint ventures or partnerships will in fact produce any benefits.

•
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. If we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand, and/or do not produce or maintain appropriate inventory levels, our net sales, profit margins, net earnings, and/or working capital could be negatively impacted.

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

Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria or have components that are excluded from cash flow hedge accounting; therefore, changes in their fair value are recorded in the Condensed Consolidated Statements of Earnings within the same line item as that of the underlying exposure. For additional information regarding our derivative instruments, see Note 16 in our Notes to Condensed Consolidated Financial Statements under the heading "Derivative Instruments and Hedging Activities" included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2019 through fiscal 2022. All items are non-trading and stated in U.S. dollars. As of August 2, 2019, the average contracted rate, notional amount, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7269	$102,489.6	$5,129.7
Buy U.S. dollar/Sell Canadian dollar	1.3107	32,440.0	99.4
Buy U.S. dollar/Sell Euro	1.2059	134,502.0	7,562.9
Buy U.S. dollar/Sell British pound	1.3428	43,774.8	3,528.8
Buy Mexican peso/Sell U.S. dollar	20.9456	$1,432.3	$110.6

Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.

Interest Rate Risk

Our market risk on interest rates relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Our indebtedness as of August 2, 2019 includes $423.9 million of fixed rate debt that is not subject to variable interest rate fluctuations and $300.0 million LIBOR-based borrowings under our term loan credit agreement. As of August 2, 2019, we did not have an outstanding balance on our LIBOR-based revolving credit facility. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations.

Commodity Cost Risk

Most of the raw materials, components, and parts used in our manufacturing process and end-products are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, tariffs, and/or duties. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, and others. We generally purchase commodities and components based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production.

We strategically work to mitigate the impact of inflation on the cost of commodities and components that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity and component cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity and component costs increase, as a result of inflation, tariffs, duties, or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity and component costs. In the first nine months of fiscal 2019, the average cost of commodities and components, including the impact of inflation and tariff costs, was higher compared to the first nine months of fiscal 2018. We anticipate that the average cost for commodities and components, including the impact of inflation and tariff costs, for the remainder of fiscal 2019 will be consistent with the average costs experienced during the fourth quarter of fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered in this Quarterly Report on Form 10-Q. With the exception of the acquisition of CMW noted below, there was no change in our internal control over financial reporting that occurred during the three month period ended August 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2019, we completed the acquisition of CMW. Prior to this acquisition, CMW was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to CMW that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. Accordingly, we expect to exclude CMW from the assessment of internal control over financial reporting as of October 31, 2019.

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

For a description of our material legal proceedings, see Note 15 in our Notes to Condensed Consolidated Financial Statements under the heading "Contingencies - Litigation" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.

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

•
adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies, including as a result of the Toro underground wind down or otherwise;

•	reallocation of amounts of capital from our other strategic initiatives;

•
the increase in our leverage and debt service requirements as a result of amounts drawn on our unsecured term loan credit agreement and unsecured revolving credit facility to fund the purchase price of the acquisition, and the outstanding borrowings from the subsequent issuance of our private placement note purchase agreement, could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our third quarter ended August 2, 2019:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
May 4, 2019 through May 31, 2019	—	$—	—	7,042,256
June 1, 2019 through June 28, 2019	—	—	—	7,042,256
June 29, 2019 through August 2, 2019	1,310	66.14	—	7,042,256
Total	1,310	$66.14	—

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above and 2,042,256 shares remained available to repurchase under this program as of August 2, 2019.

[2]
On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this program during the time period indicated above and 5,000,000 shares remained available to repurchase under this program as of August 2, 2019.

[3]
Includes 1,310 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $66.14 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,310 shares were not repurchased under the company’s repurchase programs described in footnotes 1 and 2 above.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2019, filed with the SEC on September 5, 2019, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended August 2, 2019 and August 3, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended August 2, 2019 and August 3, 2018, (iii) Condensed Consolidated Balance Sheets as of August 2, 2019, August 3, 2018, and October 31, 2018, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended August 2, 2019 and August 3, 2018, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended August 2, 2019 and August 3, 2018, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 5, 2019	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)