Form 10-K
period 2019-10-31
TORO CO
filed 2019-12-20
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2019
or
        ☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from        to
Commission file number: 1-8649
THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0580470
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 3, 2019, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $8.0 billion.
The number of shares of the registrant's common stock outstanding as of December 13, 2019 was 106,833,222.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Shareholders expected to be held March 17, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

PART I
ITEM 1.   BUSINESS
Introduction
The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "Toro," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952)-888-8801. Our website for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our websites or connected to our websites is not incorporated by reference into this Annual Report on Form 10-K (this "report") and should not be considered part of this report.
We design, manufacture, and market professional turf maintenance equipment and services, turf irrigation systems, landscaping equipment and lighting products, snow and ice management products, agricultural irrigation systems ("ag-irrigation"), rental, specialty and underground construction equipment, and residential yard and snow thrower products. We produced our first mower for golf course use in 1919 when we mounted five reel mowers on a Toro tractor, and we introduced our first lawn mower for residential use in 1938. We have continued to enhance our product lines over the more than 100 years we have been in business. We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2019: Professional, 77.8 percent; Residential, 21.1 percent; and Other, 1.1 percent.
Our products are advertised and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users) under the primary trademarks of Toro®, eXmark®, BOSS®, Ditch Witch®, American Augers®, Subsite®, HammerHead®, Trencor®, Radius®, Irritrol®, Unique Lighting Systems®, Rain Master®, Pope®, PERROT®, Hayter®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks. This report also contains trademarks, trade names, and service marks that are owned by other persons or entities, such as The Home Depot, Inc. ("The Home Depot").
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
Acquisition of The Charles Machine Works, Inc.
On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), we completed our acquisition of The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of Toro merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of Toro. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. At the closing date, we paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW at the closing date. During the fourth quarter of fiscal 2019, we finalized such customary adjustments that resulted in an additional $5.7 million of merger consideration being paid and an aggregate merger consideration of $685.0 million ("purchase price"). We funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings from our unsecured senior revolving credit facility. For additional information regarding the acquisition and the financing agreements utilized to fund the aggregate merger consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Products by Market
We strive to be a leader in adapting advanced technologies to products and services that provide innovative solutions for turf care maintenance, landscapes, agricultural fields, rental, specialty and underground construction, snow and ice management, and residential demands. The following is a summary of our products, by market, for our Professional segment and our products for our Residential segment:
Professional Segment
We design professional turf; landscape and lighting; rental, specialty and underground construction; snow and ice management; and agricultural products and market them worldwide through a network of distributors and dealers, as well as directly to government customers, rental companies, and large retailers. These channel partners then sell or rent our products primarily to professional users engaged in maintaining turf, such as golf courses, sports fields, municipal properties, as well as residential and commercial landscapes; installing, repairing, and replacing underground pipe and utilities; managing snow and ice needs; irrigating turf and agricultural fields; and creating, renovating, and illuminating landscapes.
Golf Market
Products for the golf market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for putting greens and specialty areas; greens rollers; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In late fiscal 2019, we introduced the Toro-branded Greensmaster® Fixed-Head Series walk-behind greens mower, which is designed to provide a consistent quality of cut, reduce operator error, and improve operator comfort and performance through the use of new innovative operator controls, including a telescoping loop handle that can be adjusted to fit the operator. Additionally, in late fiscal 2019, we introduced the Toro-branded Greensmaster eTriFlexTM hybrid riding greens mower. These EnergySmart® models of our legacy TriFlexTM series of greens mowers carry no hydraulic fluid and are designed to be operationally quiet through the use of all-electric components for traction, steering, lift, and cutting. Additionally, the eTriFlex™ 3360 (Engine/Generator model) is designed to provide fuel savings over comparable Triplex mowers, and the 3370 (All-Battery model) eliminates the need for a liquid fuel source altogether.
We manufacture and market underground irrigation systems for the golf market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. Our golf irrigation product portfolio is centered around the most critical elements of a golf course irrigation system. From our Lynx® central control software platform, to a dual offering of field control system technology including Lynx Smart Module two-wire and satellite, to the innovative INFINITY® sprinkler, Toro-branded golf irrigation products are designed to help customers reduce the cost of operational inputs while delivering exceptional playing conditions. In fiscal 2019, building on the success of INFINITY Smart Access® top-accessibility, we introduced the INFINITY Razor®, an accessory that is designed to save considerable time and labor by allowing superintendents to incrementally raise sprinkler height levels without the need to excavate and re-level heads. The Razor, like many Toro innovations, was a direct result of Toro's "Voice of the Customer" program. Toro's customers, like golf course superintendents, have come to rely on Toro for productivity solutions designed to improve their turf management process. Our customers around the world also enjoy 24/7 service and support from our award-winning Toro National Support Network.
Landscape Contractor Market
We market products to landscape contractors under the Toro and eXmark brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, as well as lawn solution, turf renovation, and tree care equipment. We offer some products with electronic fuel injection engine options, which are designed to provide improved fuel efficiency and lower emissions. In fiscal 2019, Toro introduced a new special edition model in our Titan® HD 2000 Series of commercial zero-turn riding mowers, which features the new MyRIDE® suspended operator platform designed to allow for three inches of suspension travel to isolate bumps and vibrations for the operator, as well as 24-inch drive tires with black cast aluminum wheels and a factory installed LED light kit. In fiscal 2019, eXmark introduced Staris®, a redesigned stand-on mower platform designed to improve productivity, cut quality, and serviceability for landscape contractors by aligning frame size with deck width and lowering the center of gravity of the machine to allow for improved handling and control in operation.
Sports Fields and Grounds Market
Equipment products for the sports fields and grounds market include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, multipurpose vehicles and debris management products, which include versatile debris vacuums, blowers, and sweepers. In addition to equipment products, we also manufacture and market irrigation systems under the Toro and PERROT brands for the sports fields and grounds market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These products are sold through distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers. Our Outcross® 9060 is a multi-purpose, turf-friendly vehicle that is designed to perform the work of a tractor and super-duty vehicle with multiple attachment options, including the Groundsmaster® 1200 pull-behind rotary, which is designed to deliver the same combination of productivity, durability, and superior cut as our other Groundsmaster equipment, with features such as a 12-foot width of cut and independently articulating decks.

Underground Construction Market
Our acquisition of CMW added a breadth of new products to our underground construction product portfolio. For additional information regarding our acquisition of CMW, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
CMW is known as "The Underground Authority" with a family of brands sold primarily under the trade names of Ditch Witch, American Augers, Trencor, HammerHead, Subsite, and Radius. CMW designs, manufactures, and sells a range of professional products to serve the underground construction market. Ditch Witch has built a legacy in the underground construction market as a result of innovative product offerings, most notably, the patented All Terrain drilling system included on certain horizontal directional drills. The All Terrain drilling system is designed to deliver more power to the bit than other rock-drilling systems and thereby results in exceptional drilling productivity in the widest range of ground formations. American Augers and Trencor comprise one of the largest categories of horizontal directional drills and trenchers in the underground construction market and are designed to effectively handle the largest underground construction challenges. HammerHead is an innovative portfolio of trenchless solutions for the underground construction market, including rehabilitation, replacement, and installation equipment and consumables, designed to solve underground infrastructure challenges. Subsite manufactures and markets a comprehensive suite of Underground Awareness® products, featuring horizontal directional drilling support equipment, utility locators, utility inspection systems, and equipment machine controls designed to keep underground construction professionals safe and efficient. Radius offers a comprehensive line of drilling tools for underground construction professionals, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels.
In August 2019, we announced a new underground construction business strategy that included a plan to wind down our Toro-branded large horizontal directional drill and riding trencher product categories ("Toro underground wind down"). This action is aligned with our broader integration plan for the CMW businesses and is intended to allow us to maximize efficiencies and cost synergies post-acquisition and enable us to adapt to changing underground construction market conditions regarding our underground product portfolio. While the Toro underground wind down is still ongoing as of October 31, 2019, the transition is expected to be finalized by the end of fiscal 2020. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Rental and Specialty Construction Market
Products for the rental and specialty construction market include Toro and Ditch Witch-branded stand-on compact utility loaders/skid steers; walk-behind trenchers; stump grinders; and turf renovation products. We also have a line of Toro-branded rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete equipment. Our rental and specialty construction products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users, as well as through dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor market. Toro-branded compact utility loaders are the cornerstone products for our Toro-branded rental and specialty construction business, which are designed to improve the efficiency in creation and renovation of landscapes. Our Dingo® TX 1000 compact utility loader provides market leading operating capacity in a lightweight, maneuverable design. We offer over 35 attachments for our compact utility loaders, including trenchers, augers, vibratory plows, and backhoes. In fiscal 2019, we introduced the revolutionary Dingo TXL 2000 Telescoping, which features telescoping arms that are designed to enable the machine to reach over obstacles, dig below grade, and generally extend the operator's working range.
Our acquisition of CMW added a robust portfolio of Ditch Witch-branded mini stand-on skid steer products that are marketed and sold to contractors, municipalities, and other governmental entities through a comprehensive dealer network. Such Ditch Witch-branded mini stand-on skid steer products provide innovative and versatile solutions designed to increase efficiency and performance, as well as reduce manual labor for landscape and construction tasks in which end-users are unable to utilize larger equipment.
Snow and Ice Management Market
Products for the snow and ice management market are marketed mainly in North America under the BOSS brand and include snowplows, salt and sand spreaders, and related parts, as well as accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor and sports fields and grounds markets, such as contractors, municipalities, and other governmental entities. Our BOSS-branded snow and ice management products are designed to provide innovative solutions to contractors, municipalities, and other governmental entities. One example of such innovation is our recently acquired and upgraded stand-on Snowrator®, which is designed to be a maneuverable, multi-tasking, and labor-saving snow removal and de-icing solution through its ability to make quick work of snow and ice covered sidewalks and other tight areas where large equipment is unable to reach and shoveling by hand was previously necessary.

Commercial Irrigation and Lighting Market
Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are installed by professional contractors and are designed for use in commercial and residential turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electric controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have received the U.S. Environmental Protection Agency ("EPA") WaterSense award, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In 2019, we continued to strengthen our SMRT Logic™ offering by adding the Rain Dial® to our line-up of compatible connected controllers. Professional contractors are now able to offer their customers various controller options between the Toro Evolution®, the Irritrol KD2 Series, and the Irritrol Rain Dial® Series to deliver irrigation and lighting control with the touch of a button using our SMRTScape App.
We manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for commercial and residential landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our irrigation products. Our Light Logic™ remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. The Light Logic™ Plus system is designed to deliver cloud-based control from any location using a web-enabled computer or device for outdoor landscape features such as lighting, irrigation, and pond or fountain pumps. In fiscal 2019, we expanded on our popular FLEX GOLD™ VIVID SERIES of LED lamps by adding color-changing options to go along with our white adjustable color temperature lamps that allow end-users to dial-in temperatures between 2700 – 6500K.
Agricultural-Irrigation Market
Products for the agricultural-irrigation market include products that are designed around efficient means of water application, including Aqua-Traxx® PBX drip tape, Neptune® flat emitter dripline, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agricultural and landscape applications. Population growth combined with limited resources for land and water, as well as water use restrictions, have continued to drive the need for more efficient irrigation solutions for agriculture, including our Aqua-Traxx Flow Control drip tape that is designed to allow growers to achieve water uniformity while retaining flexibility to adjust system flow rates when needed. In addition to these core products, we offer a full complement of design software, control devices, and connection options to complete the system. These products are sold mainly through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards and vineyards. In fiscal 2019, we began implementing a "closed loop system" designed to address environmental sustainability by providing our customers with a mechanism by which they can return the resin that is used in our products from the field so that it can be reused in our manufacturing processes, thus reducing the impact of plastic usage and waste.
Residential Segment
We market our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We also license our trademark on certain home solutions products as a means of expanding our brand presence.
Walk Power Mower Products
We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or operator-propelled push mowers. For the United Kingdom market, we offer a line of rear-roller walk power mowers, a design that provides a striped finish. In fiscal 2019, Toro launched a new line of products with the Flex-Force Power System® featuring 60V lithium-ion technology. This product line includes new Toro 22-inch Recycler® 60V walk power mowers. The mowers start with the push of a button, and the deck is made of steel instead of plastic for added durability. Other features include Toro's Personal Pace® self-propel system that is designed to automatically adjust to the user's walking speed, and SMARTSTOW®, which is designed to allow the mower to be stored upright, reducing the storage footprint by up to 70 percent. All of the products in the 60V Flex-Force Power System line feature Toro's lithium-ion smart batteries, which are designed to be interchangeable among products in the 60V Flex-Force Power System line and reduce emissions and noise.
Riding Products
We manufacture and market riding products under the Toro brand name. Riding products consist of zero-turn radius riding mowers that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Many models of our riding products are available with a variety of engines, decks, transmissions, and accessories. Our TimeCutter® SS and TimeCutter MX zero-turn radius riding mowers are equipped with our Smart Speed® control system, which is designed to allow the operator to choose different ground speed ranges without changing the blade or engine speed. In fiscal 2019, we introduced two new models in our TimeCutter MX line of residential zero-turn radius riding mowers, the MX5000 and MX5050. Both models have a 50-inch heavy-duty fabricated deck featuring our IronForged® cutting system that tackles challenging cutting conditions and new 18-inch thickly padded premium seats for improved operator comfort. The MX5050 also features our Smart Speed control system, which is designed to allow the operator to choose from three speeds, providing optimal performance when trimming, towing attachments, and mowing.
Snow Thrower Products
We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models, as well as a range of electric and battery-powered single-stage snow thrower models. Our electric snow throwers are designed to be lightweight and ideal for clearing up to twelve inches of snow from decks, steps, sidewalks, and small driveways. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include our Power Curve® snow thrower technology, and some feature our Quick Shoot™ control system that is designed to enable operators to quickly change snow-throwing direction. Our pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our two-stage snow throwers include a line of models featuring our patented Anti-Clogging System and Quick Stick® chute control technology. In fiscal 2019, we introduced a refreshed line of Toro Power Clear® gas-powered, single-stage snow throwers as well as the new Flex-Force 60V lithium-ion powered single-stage snow products. These models are designed to efficiently remove snow while reducing clogging with the curved paddles and funneled housing of the Power Curve Technology. The new Flex-Force 60V lithium-ion powered single-stage snow products also feature Toro's lithium-ion smart batteries.
Home Solutions Products
We design and market home solutions products under the Toro and Pope brand names. Our Toro brand name products include yard tools such as electric, gas, and battery grass trimmers; electric and battery hedge trimmers; and electric, gas, and battery blower-vacuums. Toro's new assortment of products with the Flex-Force Power System featuring 60V lithium-ion technology also includes leaf blowers and string trimmers. The new 60V leaf blower is designed to deliver more power than other products in the market in order to efficiently clear large piles of leaves and debris, while the 60V cordless string trimmer features a high-performance brushless motor designed for extended life with low maintenance. Each of these products feature Toro's lithium-ion smart batteries.
In Australia and New Zealand, we design and market garden product offerings, such as underground, hose, and hose-end retail irrigation products under the Pope brand name. These garden watering and irrigation solutions include hoses; reels, carts and hangers; sprinklers; hand sprays and wands; hose end fittings; tap timers; various irrigation tools; and pots and accessories designed to develop and maintain gardens. In fiscal 2019, we launched or refreshed in excess of fifty retail garden products and successfully executed significant packaging cost savings measures. Toro was classified as "advanced" in its most recent audit of sustainable packaging activities undertaken by the Australian Packaging Covenant, a government body established to drive improvements in environmental sustainability relating to packaging. In fiscal 2019, we introduced new models into the "Auto Wind Hose Reel" product category, designed with a focus on controlled rewind and user safety. Additionally, in fiscal 2019 we introduced new products in the hose end sprinkler category, creating a patented click-and-go system intended to give users a wider choice of sprinkler and base options.
International Operations and Business Segments
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and France. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 23.1 percent, 24.6 percent, and 24.4 percent of total consolidated net sales for fiscal 2019, 2018, and 2017, respectively. For additional financial information regarding our international operations and geographical areas, and our reportable business segments, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
As a result of our international operations, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. For additional information regarding our foreign currency exchange rate risk exposure, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K.
Engineering and Research
We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. However, a focus on innovation also carries certain risks that new technology could be slow to be accepted or not accepted by the marketplace. We attempt to mitigate these risks through our focus on, and commitment to, understanding our customers' needs and requirements. We invest time up front with customers, using "Voice of the Customer" tools, to help us develop innovative products that are intended to meet or exceed customer expectations. We use Design for Manufacturing and Assembly ("DFM/A") tools to ensure early manufacturing involvement in new product designs intended to reduce production costs. DFM/A focuses on reducing the number of parts required to assemble new products, as well as designing products to move more efficiently through the manufacturing process. We strive to make improvements to our new product development system as part of our continuing focus on Lean methods to shorten development time and reduce costs, while also improving quality.

Manufacturing and Production
In addition to most final assembly, we have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services, where applicable. We design component parts in cooperation with our vendors, contract with them for the development of tooling, and subsequently enter into agreements with such vendors to purchase component parts manufactured using the tooling. We also have some agreements with third-party manufacturers to manufacture certain products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve the quality, fit, and finish of our products. Operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
In order to utilize our manufacturing facilities and technology more efficiently and effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. We spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, safety improvements, and improved supply-chain management.
Our Professional segment products are manufactured throughout the year. Our Residential segment lawn and garden products are also generally manufactured throughout the year. However, our Residential segment snow thrower products are manufactured in the summer and fall months but may be extended into the winter months, depending upon demand. Our products are tested in conditions and locations similar to those in which they are intended to be used. We use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and reduce cost.
Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity, labor availability, timing of shipments, and field inventory levels. Our production system utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels.
We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement,

capital equipment installation, seasonality, and as needed, to adjust for market demand and facility renovation projects.
Commodities, Components, Parts, and Accessories
We purchase commodities comprised of raw materials such as steel, aluminum, petroleum and natural gas-based resins, linerboard, and other materials, as well as components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. In addition, we are a purchaser of parts and accessories containing various commodities, including steel, aluminum, copper, lead, rubber, and others that are integrated into our end products. Our largest spend for commodities, components, parts, and accessories are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electric motors, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products. Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources, and are in adequate supply. However, certain items are sourced from single suppliers. In fiscal 2019, similar to fiscal 2018, we experienced work stoppages as a result of supply chain challenges related to the availability or quality of commodities, components, parts, and accessories.
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, tariffs, and/or duties. We strategically work to mitigate any unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity and component costs increase, as a result of inflation, tariffs, duties, or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, component, parts, and accessories costs.
In fiscal 2019, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2018. We anticipate the average price of commodities, components, parts, and accessories, including the impact of inflation, deflation, tariff, and/or duty costs, in fiscal 2020 to be slightly lower than the average price paid for commodities, components, parts, and accessories during fiscal 2019.
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
Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. From time to time, we are involved in trademark oppositions where we are asserting our trademarks against third-parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks, and help maintain distinct products and services that we believe are well regarded in the marketplace.
Seasonality
Shipments of our Residential segment products, which accounted for 21.1 percent of total consolidated net sales in fiscal 2019, are seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our Residential products somewhat moderate this seasonality of our Residential segment product sales.
Seasonality of Professional segment product sales also exists, but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere continue for a longer portion of the year than in Northern regions of the world. Our BOSS snow and ice management business offers a portfolio of counter-seasonal products in our Professional segment with our shipments of snow and ice management equipment occurring primarily between April and December, which can result in variability of shipment volumes depending upon pre-season demand, in-season snowfalls, and product availability. Additionally, CMW has historically been less seasonal than certain of our Professional segment businesses primarily due to its strong presence in the Southern U.S. markets and the inherent nature of the underground construction market being less impacted by seasonal factors.
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
The following table presents total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year:

Fiscal Years	2019		2018
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings
First	19%	22%	21%	8%
Second[1,2]	31%	42%	33%	48%
Third[1,2]	27%	22%	25%	29%
Fourth[1]	23%	14%	21%	15%

[1]
Fiscal 2019 net sales and net earnings were impacted by our acquisition of CMW. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding CMW and its impact to our fiscal 2019 Results of Operations.

[2]
During fiscal 2019, CMW's financial position, results of operations, and cash flows were reported on a calendar month end. Accordingly, April 30, 2019 and July 31, 2019 were the quarterly period end dates closest to our quarterly fiscal periods ended May 3, 2019 and August 2, 2019, respectively. This reporting period difference did not have material impact on our Consolidated Results of Operations during our second and third fiscal quarters. For our fiscal 2019 fourth quarter, the reporting period end for both CMW and Toro was October 31, 2019.

Effects of Weather
From time to time, weather conditions in particular geographic regions or markets may adversely or positively affect sales of some of our products and field inventory levels and result in a negative or positive impact on our future net sales and results of operations.
Working Capital
Our businesses are seasonally working capital intensive and require funding for purchases of commodities, components, parts, and accessories used in production of end-products and/or sold as standalone end-products; replacement parts inventory; payroll and other administrative costs; capital expenditures; establishment of new facilities; expansion and renovation of existing facilities; as well as for financing receivables from customers that are not financed with Red Iron Acceptance, LLC ("Red Iron"), our joint venture with TCF Inventory Finance, Inc. ("TCFIF"), or with other third-party financial institutions. Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We fund our operations through a combination of cash flows from operations, cash on hand, and, as applicable, short-term and/or long-term debt, including borrowings under our revolving credit facility. Cash management is centralized, and intercompany financing is used, wherever possible, to provide working capital to wholly owned subsidiaries as needed. In addition, our revolving credit facility is available for additional working capital needs, acquisitions, or other investment opportunities, as applicable.
Distribution and Marketing
We market the majority of our products through 68 domestic and 140 international distributors, as well as a large number of equipment dealers, irrigation dealers and distributors, mass retailers, hardware retailers, home centers, and online (direct to end-users) in more than 129 countries worldwide. Our distribution systems are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support.
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers and municipalities, rental companies, and agricultural irrigation dealers, as well as to end-users in certain international markets. Select irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain professional-grade retail irrigation products are sold to home centers. Products for the rental and specialty construction and underground construction markets are sold to dealers and rental companies. Landscape contractor turf products are also sold to dealers in certain regions of North America. Snow and ice management products are primarily sold to distributors and dealers for resale to contractors.
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
On November 30, 2018, during the first quarter of fiscal 2019, we completed our acquisition of a Northeastern U.S. distribution company, refer to Note 2, Business Combinations. During fiscal 2017 and 2018, we owned one wholly-owned domestic distribution company. Our primary purpose in owning domestic distributorships is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, eXmark, BOSS, Ditch Witch, American Augers, Trencor, Subsite, HammerHead, Radius, Unique Lighting Systems, Rain Master, Pope, PERROT, Hayter, and Lawn-Boy products.

Across our brands, we market our Professional segment and Residential segment products during the appropriate season through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
Customers and Customer Financing Arrangements
Overall, we believe that in the long-term we are not dependent on any single customer; and during fiscal 2019 and 2018, no customer accounted for 10.0 percent or more of our total consolidated gross sales. Historically, the Residential segment of our business has had significant sales to The Home Depot as a customer, which accounted for approximately 10.0 percent of our total consolidated gross sales in fiscal 2017. While the loss of any substantial customer could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.
Wholesale Financing
We are party to a joint venture with TCFIF, a subsidiary of TCF National Bank, established as Red Iron. The primary purpose of Red Iron is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. In addition, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are paid by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment otherwise becomes due under the agreements between these financing entities and the distributors and dealers, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. We also have agreements with other third-party financial institutions to provide floor plan financing to certain dealers and for certain products not financed through Red Iron, which include agreements with third-party financial institutions as a result of our acquisition of CMW.
Additionally, we continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.

End-User Financing
We have agreements with third-party financing companies to provide lease-financing options to golf course, sports field and grounds equipment and underground construction equipment customers in the U.S, Canada, Australia, and select countries in Europe. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products.
Backlog of Orders
Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2020 net sales. The approximate backlog of orders as of October 31, 2019 and 2018 was $112.5 million and $77.8 million, respectively, an increase of 44.6 percent. Backlog orders were higher at the end of fiscal 2019 compared to the end of fiscal 2018 as a result of our acquisition of CMW, partially offset by reduced backlog in certain of our Professional segment businesses due to higher field inventory levels for our Professional segment zero-turn riding mowers due to soft retail demand. For additional information regarding the acquisition of CMW, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. We expect the existing backlog of orders will be filled in early fiscal 2020.
Competition
Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users), users are offered comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in and focus on professional and residential landscapes and CMW has a similar history in and focus in the underground construction industry, and our distribution channels position us well to compete in various markets.
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

Employees
During fiscal 2019, we employed an average of 8,237 employees. The total number of employees as of October 31, 2019 was 9,329. We consider our employee relations to be good. As of October 31, 2019, we had four collective bargaining agreements that expire in October 2020, March 2022, May 2022, and October 2022, covering approximately 13.0 percent of our total employees.
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
We make available, free of charge on our website www.thetorocompany.com (select the "Investor Information" link and then the "Financials & Filings" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on

Schedule 14A, Section 16 reports, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; the integration of CMW; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
ITEM 1A.   RISK FACTORS
The following are significant risk factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance:
Our net sales and earnings could be adversely affected by economic conditions and outlook in the U.S. and in other countries in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business can impact demand for our products and, ultimately, our net sales and earnings. These include, but are not limited to, recessionary conditions; slow or negative economic growth rates; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced governmental or municipal spending; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels resulting from tax increases or other factors; increased unemployment rates; prolonged high unemployment rates; higher costs of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, tariffs, and/or duties; inflationary or deflationary pressures; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; reduced infrastructure spending; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings.
Weather conditions may reduce demand for some of our products and adversely affect our net sales or otherwise adversely affect our operating results.
From time to time, weather conditions in a particular geographic region may adversely affect sales, demand, and field inventory levels of some of our products. For example, in the past, drought or unusually wet conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans, or otherwise, have had an adverse effect on sales of our irrigation products, and lower snowfall accumulations in key markets have had an adverse effect on sales of our Residential snow thrower products and products of our Professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products. To the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our sales and operating results may be affected to a greater degree than we have previously experienced.
Fluctuations in foreign currency exchange rates have affected our operating results and could continue to result in declines in our reported net sales and net earnings.
Because the functional currency of most of our foreign operations is the applicable local currency, and because our financial reporting currency is the U.S. dollar, preparation of our Consolidated Financial Statements requires that we translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at the applicable exchange rate. Accordingly, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third-party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies. Our primary foreign currency exchange rate exposure is with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.
Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates that have affected our operating results and could continue to result in declines in our reported net sales and net earnings. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker U.S. dollar and Mexican peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. Further, we may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's process for exiting the EU.
While we actively manage the exposure of our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.
Increases in the cost of commodities, components, parts, and accessories that we purchase and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as standalone end-products. Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, tariffs, and/or duties. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, and others. To the extent that commodity, component, parts, or accessories costs increase, as a result of inflation, tariffs, duties, or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our profit margins. Furthermore, changes to international trade policies or agreements could result in additional tariffs, duties or other charges on commodities, components, parts or accessories we import into the U.S. and/or use in our products. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs and/or freight rates may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses.
Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and increasing prices on some of our products, all as appropriate. However, we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
Disruption and/or shortages in the availability of commodities, components, parts, or accessories used in our products has, and could continue to, adversely affect our business.
Although most of the commodities, components, parts or accessories used in our end-products or sold as standalone end-products are generally commercially available from a number of sources and in adequate supply, certain items are sourced from single suppliers. Any disruption or shortages in the availability of commodities, components, parts, or accessories used in our end-products or sold as standalone end-products, including as a result of labor staffing or other challenges that may be experienced by our suppliers, natural disasters, adverse weather, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.
Our Professional segment includes a variety of product portfolios that are dependent upon certain and varied factors.
Our Professional segment includes a variety of product portfolios that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Among other things, any one or a combination of the following factors could result in a decrease in spending and demand for our products and have an adverse effect on our Professional segment net sales:

•
reduced levels of investment in golf course renovations and improvements and new golf course development; reduced revenue for golf courses resulting from a decrease in rounds played and/or memberships, as applicable; and increased number of golf course closures;

•
reduced consumer and business spending on property maintenance, such as lawn care and snow and ice removal activities, and/or unfavorable weather conditions, causing property owners and landscape contractor professionals to forego or postpone purchases of our products;

•	low or reduced levels of residential, commercial, and/or municipal construction projects and/or infrastructure improvements;

•	a decline in acceptance of and demand for ag-irrigation solutions for agricultural production;

•	availability of cash or credit on acceptable terms to finance new product purchases; and

•	customer and/or government budgetary constraints resulting in reduced spending for grounds maintenance or construction equipment.
Our Residential segment net sales are dependent upon consumers buying our Residential segment products at dealers, mass retailers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
The elimination or reduction of shelf space assigned to our Residential segment products or other changes to the placement of our products by or at mass retailers and home centers, could adversely affect our Residential segment net sales. Our Residential segment net sales also are dependent upon the buying patterns of consumers and changing buying patterns of consumers could result in reduced sales of one or more of our Residential segment products. For example, as consumers purchase products at home centers and mass retailers that offer broader and lower price points than dealers, we have experienced increased demand and sales of our Residential segment products purchased at mass retailers and home centers. Historically, The Home Depot has been a substantial customer of ours, which accounted for approximately 10.0 percent of our total consolidated gross sales in fiscal 2017. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose any substantial customer. However, the loss of any substantial customer, a significant reduction in sales to such customers, or our inability to maintain adequate product placement at mass retailers and home centers or our inability to respond to future changes in buying patterns of consumers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results can be impacted as a result of the timing of significant sales or promotional events for our Residential products.
Changes in our product mix between reportable segments and/or within a reportable segment could adversely impact our financial performance, including profit margins and net earnings.
Our Professional segment products generally have higher profit margins than our Residential segment products. Accordingly, our financial performance, including our profit margins and net earnings, can be impacted depending on the mix of products we sell during a given period. For example, if we experience lower sales of our Professional segment products that generally carry higher profit margins than our Residential segment products, our financial performance, including profit margins and net earnings, could be negatively impacted. Similarly, within each reportable segment, if we experience lower sales of products that generally carry higher profit margins, our financial performance, including profit margins and net earnings, could be negatively impacted.
We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.
One of our strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, such as our CMW acquisition, strong customer relations, and new joint ventures, investments, and partnerships that add value while supplementing and complementing our existing brands and product portfolio. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. The benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, investments, or partnerships will, in fact, produce any benefits. Acquisitions, alliances, joint ventures, investments, and partnerships may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:

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

•
write-off of significant amounts of goodwill, other intangible assets, and/or long-lived assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances;

•	delays or challenges in transitioning distributors and dealers of acquired businesses to available floor plan financing arrangements;

•
violation of confidentiality, intellectual property, and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;

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

•	incorrect estimates made in the accounting for acquisitions and incurrence of non-recurring charges.
In addition, effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, particularly in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations. Also, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business venture or multiple transactions within a relatively short period of time.
Our recent acquisition of The Charles Machine Works, Inc. involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.
On April 1, 2019, we completed our acquisition of CMW. Such acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•	diversion of management's attention to manage the CMW businesses and integrate CMW’s operations;

•	disruption to our existing operations and plans or inability to effectively manage our expanded operations;

•
failure, difficulties or delays in securing, integrating and assimilating information, financial systems, internal controls, operations, manufacturing processes and products, or the distribution channel for CMW’s businesses and product lines;

•	potential loss of key employees, customers, distributors, dealers, or suppliers or other adverse effects on existing business relationships with customers, distributors, dealers, and suppliers;

•
adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies, including as a result of the Toro underground wind down or otherwise;

•
the increase in our leverage and debt service requirements to fund the purchase price of the acquisition could restrict our ability to access additional capital when needed, result in a decrease in our credit rating, or limit our ability to pursue other important elements of our business strategy;

•
inaccurate assessment of undisclosed, contingent or other liabilities, unanticipated costs associated with the acquisition, and despite the existence of representations, warranties and indemnities in the merger agreement and a representation and warranty insurance policy, an inability to recover or manage such liabilities and costs; and

•
impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for the acquisition, or the potential future write-off of significant amounts of goodwill, intangible assets and/or other tangible long-lived assets if the CMW business does not perform in the future as expected, or other potential financial accounting or reporting impacts.

We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.
We recently completed the CMW acquisition and expect to continue to complete selected acquisitions in the future as a component of our growth strategy. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values as of the date of acquisition. Any excess in the purchase price paid by the acquiring company over the fair value of net tangible and intangible assets of the acquired business is recorded as goodwill. Definite lived-intangible assets other than goodwill are required to be amortized over their estimated useful lives and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquirunsuing company for the accounting period during which the write down occurs. As of October 31, 2019, we had goodwill of $362.3 million, which is maintained in various reporting units, including goodwill from the CMW acquisition, and other intangible assets of $352.4 million, which together comprise 30.7 percent of our total assets as of October 31, 2019. If we determine that our goodwill or other intangible assets recorded in connection with the CMW acquisition or any other prior or future acquisitions have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our consolidated results of operations and financial position.
Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. Any failure by us, or our suppliers or distribution channel partners, to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or by such labor force to adequately and safely perform their jobs could, among other things, result in disruptions in our manufacturing and other processes, which have, and could continue to, adversely affect our business and operating results and, our reputation could suffer.
Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. During periods of peak manufacturing activity it is often necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff hired during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as regular production employees. In addition, as a result of low unemployment rates, a limited workforce population available in areas around the locations where we, or our suppliers and distribution channel partners, manufacture products or conduct business, or other factors, we, or our suppliers and distribution channel partners, may not have a sufficient pool of experienced and competent individuals with the right skills available to fulfill labor requirements on a cost-effective basis or otherwise. If we, or our suppliers and distribution channel partners, are unable to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, particularly during periods of peak manufacturing activity, or if such labor force is not adequately trained or does not adhere to protocols established to create a safe workplace, we could experience, among other things, disruptions in our manufacturing and other processes, which could adversely impact our business, operating results and reputation.
Failure to successfully complete divestitures or other restructuring activities could negatively affect our operations.
From time to time, we may divest of all or a portion of certain businesses, joint venture or minority equity investment interests, subsidiaries, or product categories. For example, during the fourth quarter of fiscal 2019, we divested of a used underground construction equipment business, which we acquired as a result of our acquisition of CMW. Divestitures involve risk, including, potential increased expense associated with the divestitures, potential issues with the customers or suppliers of the divested business or products, and potential issues with the acquirers of any divested business. Additionally, from time to time, we may wind down certain business activities, product lines, and/or perform other organizational restructuring projects in an effort to reduce costs and streamline operations. For example, in fiscal 2019, we decided to wind down our Toro-branded large directional drill and riding trencher product categories and pursue other organizational restructuring activities as part of our initial CMW integration objectives. Such activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees, customers or suppliers. If these activities are not completed in a timely manner, anticipated cost savings, synergies and efficiencies are not realized, business disruption occurs during the pendency of or following such activities, or unanticipated charges are incurred, particularly if material, there may be a negative effect on our business, financial condition, results of operations and cash flows.

If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. If we overestimate or underestimate both channel and retail demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could negatively impact our net sales, profit margins, net earnings, and/or working capital, hinder our ability to meet customer demand, result in loss of customers, or cause us to incur excess and obsolete inventory charges.
Our business and operating results are subject to the inventory management decisions of our distribution channel customers.
We are subject to risks relating to the inventory management decisions and operational and sourcing practices of our distribution network. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs, including anticipated end-customer demand. Such adjustments may impact our inventory management and working capital goals as well as operating results. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our inventory management and working capital goals as well as our operating results. Similarly, our results could be negatively impacted through the loss of sales if either we do not produce an adequate supply of products for our distribution channel and/or our distribution channel customers do not maintain field inventory levels sufficient to meet end-user demand.
Changes in composition of, financial viability of, and the relationships with, our distribution channel customers could negatively impact our business and operating results.
If we fail to maintain an effective network of dealers and distributors for our products, we may not have adequate market coverage for the optimal level of sales of our products. Additionally, our distribution channel customers may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. Any weak demand for, or quality issues with, our products may cause our distribution channel customers to reduce or terminate their relationships with us or adversely affect our ability to engage new dealers and distributors. Changes in the ownership or control of our distribution channel customers could also adversely affect our relationships with them. If we are not able to maintain effective distribution channels, if our distribution channel customers are not successful in the marketing and selling our products, or if we experience a significant reduction in, cancellation or change in the size and timing of orders from our distribution channel customers, our sales could decline and have an adverse effect on our business and operating results.
In addition, if adverse economic or business conditions or other events causes a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.
We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and greater financial resources than us. We may not be able to compete effectively against competitors' actions, which could harm our business and operating results.
Our products are sold in highly competitive markets throughout the world. Principal competitive factors in our markets include product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, product availability, product placement and shelf space, and financing options. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and greater financial resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater resources to the development, promotion, and sale of their products or disruptive new products or technologies than we can. In addition, competition could increase if new companies enter the market, existing competitors combine or consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products under development, and our ability to develop new and improved products may be insufficient to enable us to compete effectively with our competitors. Internationally, our Residential segment products typically face more competition because many foreign competitors design, manufacture, and market products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. We may not be able to compete effectively against competitors' actions, which may include the movement by competitors with manufacturing operations to low cost countries for significant cost and price reductions, and which could harm our business and operating results.
A significant percentage of our consolidated net sales is generated outside of the U.S., a portion of which is financed by third-parties, and we intend to continue to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales.
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and France. Our net sales outside the U.S. were 23.1 percent, 24.6 percent, and 24.4 percent of our total consolidated net sales for fiscal 2019, 2018, and 2017, respectively. International markets have been, and will continue to be, a focus for us for revenue growth, both organically and through acquisitions. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including the implications of the United Kingdom's process for exiting the EU, implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability. Our international operations expose us and our representatives, agents, and distribution channel customers to risks inherent in operating in foreign jurisdictions. These risks include:

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
In addition, a portion of our international net sales is financed by third-parties. The termination of our agreements with these third-parties, any material change to the terms of our agreements with these third-parties or in the availability or terms of credit offered to our international customers by these third-parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.
Brexit and political uncertainty in the United Kingdom and the EU could disrupt our operations and adversely affect our operating results.
We have manufacturing operations and a sales office in the United Kingdom. The United Kingdom’s intention to exit the EU, commonly referred to as “Brexit,” has caused significant political and economic uncertainty in the United Kingdom, EU, and elsewhere. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the EU is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The ultimate effects of Brexit will depend, in part, on any agreements the United Kingdom makes to retain access to the EU markets, and vice versa, either during a transitional period or more permanently. Brexit also may result in significant changes in the British regulatory environment, which could increase our compliance costs. We may find it more difficult to conduct business in the United Kingdom and the EU, as Brexit may result in increased regulatory complexity and increased restrictions on the movement of capital, goods and personnel. Any of these effects of Brexit, and other similar referenda that we cannot anticipate, could disrupt our operations and adversely affect our operating results.

Changes to or withdrawal from trade regulation, quotas, duties, agreements, policies, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may negatively impact our business, operating results and financial condition.
Uncertainty exists regarding the future relationship between the U.S. and other countries with respect to trade regulation, quotas, duties, agreements, policies, and tariffs. The current U.S. administration has called for support for implementing and, in some instances, has already proposed or taken action with respect to major changes to certain trade agreements or policies. Furthermore, the U.S. or other countries that are parties to various trade agreements may not approve or ratify any new or revised trade agreements. Implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries could adversely and materially affect our business, operating results, and financial condition.
If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from the introduction of new products, may be adversely affected.
One of our strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant component of our net sales and are expected to continue to represent a significant component of our future net sales. We may not be able to compete as effectively with our competitors, and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new innovative products for the markets in which we compete, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers. Product development requires significant financial, technological, talent, and other resources. Product improvements and new product introductions also require significant research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels and we may not be able to timely develop and introduce product improvements or new products. Our competitors' new products may beat our products to market, be higher quality or more reliable, be more effective with more features and/or less expensive than our products, incorporate new, emerging, and/or disruptive technologies, obtain better market acceptance, or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, existing and anticipated investments in manufacturing capacity and commitments to fund advertising, marketing, promotional programs, and research and development.

Any disruption at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing, open and manage new or acquired, and/or move production between manufacturing facilities could adversely affect our business and operating results.
We currently manufacture most of our products at 14 locations in the U.S., two locations in both Mexico and China, and one location in each of Australia, Italy, the United Kingdom, Romania, Germany, and Poland. We also have several locations that serve as distribution centers, warehouses, test labs, service centers, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. We also market our products through domestic and international distributors, as well as a large number of dealers, hardware retailers, home centers, mass retailers and online, and source commodities, components, parts, and accessories from a variety of international and domestic suppliers.
Our facilities and our manufacturing and other operations and those of our distribution channel customers and suppliers may incur losses or experience disruptions as a result of natural disasters, inclement weather, and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power shortages, or telecommunications failures. In addition, losses or disruptions could occur as a result of man-made disasters and other external events, such as terrorist acts or acts of war, pandemics, boycotts and sanctions or widespread criminal activities such as drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico. A work slowdown, strike, or similar action could occur at any one of our facilities (or the facilities of our distribution channel customers and suppliers) currently operating under a collective bargaining agreement, such facilities could fail to renew or enter into new collective bargaining agreements, or we may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we could decide, or be forced, to shift production to one of our other manufacturing facilities or we may decide to open new or acquired manufacturing or distribution facilities or move production between our facilities to align production capacity with production goals.
Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our distribution channel customers, produce or maintain sufficient inventory of our products, meet the demands of our customers, receive commodities, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of commodities, components, parts, or accessories, higher fuel and commodity costs, and delays in shipments to our distribution channel customers. Our business and operating results could be impacted to a greater degree than we previously experienced to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise. Our insurance coverage with respect to natural disasters and other disruptions is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. The occurrence of any such events could negatively impact our business and operating results.
Management information systems are critical to our business. If our management information systems or those of our business partners or third-party service providers fail to adequately perform, or if we, our business partners, or third-party service providers experience an interruption in the operation of such systems, our business, reputation, financial condition, and operating results could be adversely affected.
We have many management information systems that are critical to our business, some of which are managed by third-parties. These management information systems are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions, including maintaining our internal controls; our manufacturing and supply chain processes; and the data related to our research and development efforts.
We may be unable to enhance our existing management information systems or implement new management information systems when necessary, may experience unanticipated delays, complications or expenses in implementing, integrating and operating our systems, and/or require substantial expenditures as well as interruptions in operations in connection with any system changes we might pursue, including as may be necessary during the integration of CMW. The failure of our management information systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of or transfer over to new systems or the modification or upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
Additionally, we take steps to secure our management information systems and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Our business, reputation, operating results, and financial condition could be adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. In addition, our products may infringe the proprietary rights of others.
We hold patents relating to various aspects of our products and believe that proprietary technical know-how is important to our business and the loss of such intellectual property could have a material adverse effect on our business and operating results. Proprietary rights relating to our products are protected from unauthorized use by third-parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. In the absence of enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. Others may initiate litigation to challenge the validity of our patents, allege that we infringe their patents, or use their resources to design comparable products that do not infringe our patents. We may incur substantial costs if our competitors or others initiate litigation to challenge the validity of our patents, or allege that we infringe their patents, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business, operating results, and financial condition could be adversely affected.
We also cannot be certain that our products or technologies have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third-parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.
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
Our business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, our business is subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations that may adversely affect our operating results, including, (i) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, including as a result of the Tax Act, which individually or in combination may cause our effective tax rate to increase or result in tax charges, (ii) healthcare laws or regulations, which may cause us to incur higher employee healthcare costs, or (iii) changes to U.S. or international trade policies or agreements that could result in additional tariffs, duties or other charges on commodities, components, parts or accessories that we import and/or use in our products. Although we believe that we are in substantial compliance with currently applicable laws, rules, policies, and regulations, we are unable to predict the ultimate impact of adopted or future laws, rules, policies, and regulations on our business, properties, or products. Any of these laws, rules, policies, or regulations may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of, or demand for, some of our products, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, policies, or regulations could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to compliance with any such laws, rules, policies or regulations that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results. Other laws or regulations impacting our supply chain, such as the United Kingdom Modern Slavery Act, or data privacy requirements, such as the General Data Protection Regulation, may have similar consequences.
Changes in accounting standards, policies, or assumptions utilized in determining accounting estimates could adversely affect our financial statements, including our operating results and financial condition.
In preparing the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we must make decisions that impact our results of operations and/or financial condition. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, all as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board ("FASB"), Public Company Accounting Oversight Board, and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards that govern the preparation of our Consolidated Financial Statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. For example, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, and ASU No. 2016-02, Leases, that amend the accounting standards and related disclosure requirements related to revenue recognition and lease accounting, respectively. Additionally, the adoption of ASU 2016-09, Stock-based Compensation, during the first quarter of fiscal 2017 has added, and we expect that it will continue to add, variability to our provision for income taxes, mainly due to the timing of stock option exercises, vesting of restricted stock units, and the trading price of our common stock. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our annual and quarterly reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our Consolidated Financial Statements. Future changes to accounting standards could modify the accounting policies and procedures that are currently utilized in the preparation of our Consolidated Financial Statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our Consolidated Financial Statements, results of operations, and financial condition. For additional information regarding our accounting policies, accounting pronouncements adopted, and accounting pronouncements not yet adopted, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report in the section entitled "Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Climate change legislation, regulations, or accords may adversely impact our operations.
We are currently subject to rules limiting emissions and other climate-related rules and regulations in certain jurisdictions where we operate. In addition, we may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord. Due to uncertainty in the regulatory and legislative processes and the negotiation and adoption of international climate change accords, as well as the scope of such requirements and initiatives, we cannot currently determine the effect any such legislation, regulation, or accord may have on our products and operations.
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
Various legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products relative to the product offerings of our competitors. For example, any fiscal-stimulus or other legislative enactment that inordinately impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase, such as through customer rebate or other incentive programs, of certain types of mowing, snow and ice management, or irrigation equipment or other products that we sell, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage, or if, as a result of such legislation, customers perceive our product offerings to be relatively more or less attractive than our competitors' product offerings. We cannot currently predict whether any such legislation will be enacted, what any such legislation's specific terms and conditions would encompass, how any such legislation would impact the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.
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
The manufacture, sale, and use of our products expose us to significant risks associated with product quality issues and product liability claims. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product quality issues and/or product liability claims against us or adversely affect our brand image or reputation. Any losses that we may suffer from product quality issues and/or product liability claims, and the effect that any product quality and/or product liability litigation may have upon the reputation and marketability of our products, may have a negative impact on our business, reputation, and operating results. Product defects can occur through our own product development, design, and manufacturing processes or through our reliance on third-parties for certain component design and manufacturing activities. Some of our products or product improvements were developed relatively recently and defects or risks that we have not yet identified, such as unanticipated use of our products, may give rise to product quality issues and/or product liability claims. Additionally, we could experience a material design, testing, or manufacturing failure in our products, a quality system failure, failures in our products and other challenges that are associated with our inability to properly manage changes in the suppliers and components that we use in our products, insufficient testing procedures, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality and/or product liability problems in the development and production of new and existing products could also result in loss of market share, decreased demand, reduced sales, rework costs, and higher warranty expense.
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
Our ability to meet our strategic objectives and otherwise grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, engage, train, and retain other highly qualified personnel worldwide, including in particular managerial, functional support, technical, sales and marketing, operations, and customer service personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, delays in hiring qualified personnel, inability to hire necessary office or production employees due to low unemployment conditions or otherwise, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.
We are dependent upon the availability of floor plan financing, including through our Red Iron financing joint venture with TCFIF or otherwise, to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by our floor plan arrangements, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to available floor plan platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources could adversely affect our net sales and operating results.
We are a party to various floor plan arrangements, including a financing joint venture with TCFIF and TCFCFC, for the primary purpose of providing reliable, competitive floor plan financing to certain of our distributors and dealers primarily in the U.S. and Canada, as applicable, to support their businesses, as well as to improve our working capital for our other strategic purposes. As a result, we are dependent upon such arrangements for our inventory financing programs.
The availability of financing from our floor plan arrangements will be affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect such financing providers. Any material change in the availability or terms of credit offered to our customers by our floor plan financing providers, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to our available financing platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources could adversely affect our sales and operating results.
The terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements.
Our credit arrangements and the indentures governing our 3.81 percent Series A Senior Notes, 3.91 percent Series B Senior Notes, 6.625 percent senior notes, and 7.8 percent debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:

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
Although we have in place a $600.0 million revolving credit facility that does not expire until June 2023, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our revolving credit facility, which could have an adverse effect on our business if we are not able to replace such revolving credit facility or find other sources of liquidity on acceptable terms.
If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, and any amounts outstanding under our revolving credit facility could become due and payable.
We cannot assure that we will be able to comply with all of the terms of our credit arrangements, senior notes, and indentures, particularly the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements, senior notes, and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 3.81 percent Series A Senior Notes, 3.91 percent Series B Senior Notes, 6.625 percent senior notes, and 7.8 percent debentures, and any amounts outstanding under our revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our debt under our credit arrangements. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our revolving credit facility could increase, which could adversely affect our operating results.
A downgrade in our credit ratings could increase our cost of funding and/or adversely affect our access to capital markets or the availability of funding from a variety of lenders.
Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The addition of further leverage to our capital structure could result in a downgrade to our credit ratings in the future. For instance, if our credit rating falls below investment grade and/or our leverage ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our revolving credit facility could increase. As such, failure to maintain investment grade credit ratings could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding from a variety of lenders.
We are expanding and renovating our corporate and other facilities and could experience disruptions to our operations in connection with such efforts.
We are expanding and renovating our corporate and other facilities, primarily driven by our need to expand the capacity available for our manufacturing operations and office space. These expansion efforts include expanding and/or renovating certain of our facilities, such as our Tomah, Wisconsin manufacturing facility and Plymouth, Wisconsin warehouse. We financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our corporate and other facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in manufacturing processes, delivery of raw materials, shipping finished goods, and data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.
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
We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this report. As a result, there can be no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
Our significant facilities are listed below by location, ownership, and function as of October 31, 2019:

Location	Ownership	Products Manufactured / Use
Abilene, TX	Leased	Office, professional products, and service center
Albany, GA	Owned	Professional service area and office
Albis, France	Leased	Professional service area and office
Althengstett, Germany	Owned	Professional products, distribution facility, and office
Ankeny, IA	Leased	Professional and residential distribution center
Baraboo, WI	Leased	Professional and residential distribution center
Barcelona, Spain	Leased	Professional products warehouse and office
Beatrice, NE	Owned/Leased	Professional products, test facility, and office
Beijing, China	Leased	Professional products manufacturing, distribution facility, and office
Beverley, Australia	Owned	Professional products, distribution facility, service area, and office
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
Boulder, CO	Leased	Professional office
Braeside, Australia	Leased	Distribution facility, service area, and office
Branchburg, NJ	Owned	Distribution facility, service area, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Distribution center
Corpus Christi, TX	Owned	Professional service area and office
El Cajon, CA	Owned/Leased	Professional products, distribution facility, test site, and office
El Paso, TX	Owned/Leased	Residential component parts and professional products manufacturing, and distribution facility
Fiano Romano, Italy	Owned/Leased	Professional products, distribution facility, and office
Forest Park, GA	Leased	Professional service area and office
Fresno, CA	Leased	Professional products warehouse
Grandville, MI	Leased	Professional service area and office
Harlingen, TX	Leased	Professional service area and office
Hertfordshire, United Kingdom	Owned	Professional and residential products, distribution facility, test lab, and office
Howell, MI	Owned	Professional service area and office
Iron Mountain, MI	Owned/Leased	Professional products, distribution facility, and office
Juarez, Mexico	Leased	Professional and residential products and warehouse
Lake Mills, WI	Owned	Professional products manufacturing and distribution facility and office
Oevel, Belgium	Owned	Distribution center, service area, and office
Perry, OK	Owned/Leased	Professional products, test facility, warehouse, distribution facility, and office
Petaluma, CA	Leased	Professional products manufacturing and distribution facility, service area, and office
Ploiesti, Romania	Owned	Professional products, distribution facility, test facility, and office
Plymouth, WI	Owned	Professional and residential parts distribution center
Pune, India	Leased	Corporate service center
Riverside, CA	Owned/Leased	Professional products, test facility, distribution facility, and office
Ronkonkoma, NY	Owned	Distribution facility, service area, and office
Sanford, FL	Leased	Professional products and distribution center
Savannah, GA	Leased	Professional service area and office
Shakopee, MN	Owned	Components for professional and residential products
St. Louis, MO	Leased	Distribution facility, service area, and office
Sterling, KY	Leased	Professional products manufacturing and distribution facility, service area, and office
Tomah, WI	Owned/Leased	Professional products and distribution center
Traverse City, MI	Leased	Professional and warehouse
Ustron, Poland	Owned	Professional products, distribution facility, and office
Weatherford, TX	Owned	Professional products manufacturing and distribution facility and office
West Salem, OH	Owned	Professional products manufacturing and distribution facility and office
Windom, MN	Owned/Leased	Residential and professional products and warehouses
Xiamen City, China	Leased	Professional and residential products and related components, distribution facility, and office
As of October 31, 2019, we utilize manufacturing, distribution, warehouse, and office facilities totaling approximately 8.3 million square feet of space worldwide, compared to 6.5 million square feet of space worldwide as of October 31, 2018. The increase in utilized square feet of space from October 31, 2018 to October 31, 2019 is primarily due to the acquisition of CMW. For additional information regarding our acquisition of CMW, refer to Note 2 , Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition and management believes we have sufficient manufacturing capacity for production in fiscal 2020, although efforts for the expansion and renovation of certain facilities for future operational growth are underway as of October 31, 2019. These expansion and renovation efforts include expanding and renovating certain of our facilities, such as our Tomah, Wisconsin manufacturing facility and Plymouth, Wisconsin warehouse.
ITEM 3.   LEGAL PROCEEDINGS
We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we regularly review certain patents issued by the United States Patent and Trademark Office and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. For a description of our material legal proceedings, see Note 12, Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements, in the section entitled "Litigation" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report, which is incorporated into this Item 3 by reference.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 13, 2019, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 55, Chairman of the Board, President and Chief Executive Officer
Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business, and Distributor Development. From March 2013 through May 2014, he served as Vice President, International Business. From March 2012 to February 2013, he served as Vice President, Exmark.

Jody M. Christy 51, Vice President, BOSS
Vice President, BOSS since December 2018. From June 2016 to November 2018, he served as General Manager, BOSS. At the time of the acquisition of BOSS in November 2014 to May 2016, he served as Director, Engineering for BOSS. Prior to the acquisition of BOSS in November 2014, from January 2012 to October 2014, he served as the Head of Engineering for BOSS.

Amy E. Dahl 45, Vice President, Human Resources and Distributor Development
Vice President, Human Resources since April 2015, and in December 2016 she assumed responsibility for our distributor development activity. From June 2013 through March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to May 2013, she served as Assistant General Counsel and Assistant Secretary. Effective January 10, 2020, she will become the company's Vice President, Human Resources, Distributor Development and General Counsel, as well as its Corporate Secretary.

Timothy P. Dordell 57, Vice President, Secretary and General Counsel	Vice President, Secretary and General Counsel since May 2007. On November 8, 2019, Mr. Dordell notified the company of his decision to retire, which is effective January 10, 2020.
Blake M. Grams 52, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to May 2013, he served as Vice President, Corporate Controller.
Bradley A. Hamilton 55, Group Vice President, Commercial, International, and Irrigation Businesses
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

Gregory S. Janey 41, Vice President, Residential and Landscape Contractor Businesses
Vice President, Residential and Landscape Contractor Businesses since November 2019. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses. From April 2015 to October 2017, he served as Director, Marketing International Business. From January 2013 through March 2015, he served as Director, Residential Mass Sales and National Accounts in our Residential Business.

Peter D. Moeller 42, Vice President, Sitework Systems Business
Vice President, Sitework Systems Business since November 2019. From November 2017 to October 2019, he served as General Manager, Sitework Systems Business. From April 2015 to October 2017, he served as Managing Director, Business Development and Strategic Planning. From September 2010 to March 2015, he served as Director, Marketing for Irrigation Business.

Renee J. Peterson 58, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013. From August 2011 to July 2013, she served as Vice President, Finance and Chief Financial Officer.
Darren L. Redetzke 55, Vice President, International Business	Vice President, International Business since April 2015. From August 2010 to April 2015, he served as Vice President, Commercial Business.
Richard W. Rodier 59, Group Vice President, Construction Businesses
Group Vice President, Construction Businesses since April 2019. From November 2017 to April 2019, he served as Vice President, Commercial Business. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.

Kurt D. Svendsen 53, Vice President, Information Services	Vice President, Information Services since June 2013. From September 2011 to June 2013, he served as Managing Director, Corporate Communications and Investor Relations.

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". As of October 31, 2019 and 2018, we had 175,000,000 shares of common stock authorized, $1.00 par value. As of October 31, 2019 and 2018, we had 106,742,082 and 105,600,652 shares of common stock outstanding, respectively. In each quarter of fiscal 2019, our Board of Directors declared a common stock cash dividend of $0.225 per share, which was a 12.5 percent increase over our common stock cash dividend of $0.20 per share paid in each quarter of fiscal 2018. As announced on December 3, 2019, our Board of Directors increased our fiscal 2020 first quarter common stock cash dividend by 11.1 percent to $0.25 per share from the quarterly common stock cash dividend of $0.225 paid in the first quarter of fiscal 2019. Future common stock cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Preferred Stock
As of October 31, 2019 and 2018, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock authorized, $1.00 par value. No shares of preferred stock were outstanding as of October 31, 2019 and 2018.
Shareholders
As of December 13, 2019, we had approximately 2,911 shareholders of record.
Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2019.

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 3, 2019 through August 30, 2019	—	$—	—	7,042,256
August 31, 2019 through September 27, 2019	—	—	—	7,042,256
September 28, 2019 through October 31, 2019	1,172	73.93	—	7,042,256
Total	1,172	$73.93	—

[1]
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. No shares were repurchased under this authorized stock repurchase program during the fourth quarter of fiscal 2019 and 7,042,256 shares remained available to repurchase under this authorized stock repurchase program as of October 31, 2019.

[2]
Includes 1,172 units ("shares") of the company's common stock purchased in open-market transactions at an average price of $73.93 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,172 shares were not repurchased under the company's repurchase programs described in footnote 1 above.

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
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Toro common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2014 through October 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index,
and Peer Group
*$100 invested on 10/31/14 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2014	2015	2016	2017	2018	2019
The Toro Company	$100.00	$123.75	$159.70	$212.00	$192.49	$267.18
S&P 500	100.00	105.20	109.94	135.93	145.91	166.81
Peer Group	$100.00	$87.42	$102.45	$149.67	$137.51	$169.20
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

ITEM 6.   SELECTED FINANCIAL DATA
The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2019. The table should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(Dollars in thousands, except per share data) Fiscal Years Ended October 31	2019 [3]	2018 [2]	2017	2016	2015 [1]
Consolidated Statements of Earnings data:
Net sales	$3,138,084	$2,618,650	$2,505,176	$2,392,175	$2,390,875
Net earnings	273,983	271,939	267,717	230,994	201,591
Basic net earnings per share	2.57	2.56	2.47	2.10	1.81
Diluted net earnings per share	$2.53	$2.50	$2.41	$2.06	$1.78
Consolidated Balance Sheets data:
Total assets	$2,330,547	$1,570,984	$1,493,787	$1,384,572	$1,300,429
Long-term debt, including current portion	$700,813	$312,549	$331,887	$350,961	$374,723
Consolidated Statements of Cash Flows data:
Cash dividends per share of Toro common stock	$0.90	$0.80	$0.70	$0.60	$0.50

[1]	Basic and diluted net earnings per share have been adjusted for prior periods presented to reflect the impact of our two-for-one stock split effective September 16, 2016.

[2]
Net earnings and basic and diluted net earnings per share were significantly impacted by the enactment of Public Law No. 115-97 ("Tax Act" or "U.S. Tax Reform"), originally introduced as the Tax Cuts and Jobs Act, during fiscal 2018. Refer to the section entitled "Results of Operations" included in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, as well as our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, for additional information regarding U.S. Tax Reform and its impact to our fiscal 2018 Results of Operations.

[3]
The company's Consolidated Financial Statements include results of the CMW business from April 1, 2019, the date of acquisition, including charges incurred for acquisition-related purchase accounting adjustments and transaction and integration costs. Refer to the section entitled "Results of Operations" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our acquisition of CMW and its impact to our fiscal 2019 Results of Operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2019 and October 31, 2018. Discussion of fiscal 2017 items and the year-over-year comparison of changes in our financial condition and results of operation as of and for the fiscal years ended October 31, 2018 and October 31, 2017 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.
Our MD&A is presented as follows:

•	Company Overview

•	Results of Operations

•	Business Segments

•	Financial Position

•	Non-GAAP Financial Measures

•	Critical Accounting Policies and Estimates
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with accounting principles generally accepted in the United States ("GAAP"), as information supplemental and in addition to the most directly comparable financial measures presented in this report that are calculated and presented in accordance with GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions. Further, we believe that such non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance.
Reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable GAAP financial measures. Further, these non-GAAP financial measures may differ from similar measures used by other companies.
Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors" and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. Such Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses.
Acquisition of CMW
As more fully described in Part I, Item 1, "Business" within the section titled "Acquisition of The Charles Machine Works, Inc." and Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," on April 1, 2019, we completed our acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of Toro merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of Toro. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. At the closing date, we paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW at the closing date. During the fourth quarter of fiscal 2019, we finalized such customary adjustments that resulted in an additional $5.7 million of merger consideration being paid and an aggregate merger consideration of $685.0 million ("purchase price"). We funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings from our unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the aggregate merger consideration, refer to the section titled "Financial Position" within this MD&A and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Summary of Fiscal 2019 Results
Our fiscal 2019 results included the following items of significance:

•
Net sales for fiscal 2019 increased by 19.8 percent to $3,138.1 million when compared to fiscal 2018. The sales increase was primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our Professional and Residential segment product lines, strong channel demand for our Professional segment snow and ice management products and Residential snow thrower products, incremental sales as a result of our acquisition of a Northeastern U.S. distribution company, as well as the successful introduction of innovative new products in the Professional and Residential segments.

•	Professional segment net sales grew 25.5 percent in fiscal 2019 compared to fiscal 2018.

•	Residential segment net sales increased 1.0 percent in fiscal 2019 compared to fiscal 2018.

•
International net sales for fiscal 2019 increased by 12.7 percent compared to fiscal 2018, primarily driven by incremental sales as a result of our acquisition of CMW. Foreign currency exchange rates unfavorably impacted our international net sales by approximately $14.1 million in fiscal 2019. International net sales comprised 23.1 percent of our total consolidated net sales in fiscal 2019 compared to 24.6 percent and 24.4 percent in fiscal 2018 and 2017, respectively.

•
Gross margin was 33.4 percent in fiscal 2019, a decrease of 250 basis points from 35.9 percent in fiscal 2018. Non-GAAP adjusted gross margin was 35.1 percent in fiscal 2019, a decrease of 80 basis points from 35.9 percent in fiscal 2018.

•	Selling, general, and administrative ("SG&A") expense was 23.0 percent as a percentage of net sales in fiscal 2019,

an increase of 130 basis points from 21.7 percent in fiscal 2018.

•
Fiscal 2019 net earnings of $274.0 million increased 0.8 percent compared to fiscal 2018, and diluted net earnings per share increased 1.2 percent to $2.53 in fiscal 2019 compared to $2.50 in fiscal 2018. Fiscal 2019 non-GAAP adjusted net earnings were $324.3 million, an increase of 11.8 percent compared to fiscal 2018, and non-GAAP adjusted diluted net earnings per share increased 12.4 percent to $3.00 in fiscal 2019 compared to $2.67 in fiscal 2018.

•
Our receivables and inventories increased by 39.1 percent and 81.9 percent, respectively, as of the end of fiscal 2019 compared to the end of fiscal 2018, primarily due to incremental receivables and inventories as a result of our acquisition of CMW.

•
Our field inventory levels were up as of the end of fiscal 2019 compared to the end of fiscal 2018, primarily as a result of higher Professional segment field inventory that was primarily due to incremental field inventory as a result of our acquisition of CMW and higher field inventory for our Professional segment zero-turn riding mowers due to soft retail demand.

•
We continued our history of paying quarterly cash dividends in fiscal 2019. We increased our fiscal 2019 quarterly cash dividend by 12.5 percent to $0.225 per share compared to our quarterly cash dividend in fiscal 2018 of $0.20 per share.

Please refer to the sections entitled “Results of Operations", "Business Segments", and "Financial Position" within this MD&A for more specific disclosures regarding the above items of significance and additional details concerning our financial condition, results of operations, and liquidity for fiscal 2019. Additionally, please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures.
Vision 2020
Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through the first two fiscal years of our Vision 2020 initiative, we set specific financial goals, which included organic revenue and operating earnings growth. In fiscal year 2019, we fell short of our organic revenue growth and our operating earnings as a percentage of net sales goals by achieving 1.1 percent organic revenue growth and 10.4 percent of operating earnings as a percentage of net sales, respectively.
With our transformational acquisition of CMW, we will complete the third and final fiscal year of our Vision 2020 initiative with a revised enterprise-wide performance goal of adjusted operating earnings of $485.0 million, which is intended to help us drive profitable growth as a combined enterprise.

RESULTS OF OPERATIONS
Overview
The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.6)	(64.1)	(63.2)
Gross margin	33.4	35.9	36.8
SG&A expense	(23.0)	(21.7)	(22.6)
Operating earnings	10.4	14.2	14.2
Interest expense	(0.9)	(0.7)	(0.8)
Other income, net	0.8	0.7	0.7
Provision for income taxes	(1.6)	(3.8)	(3.4)
Net earnings	8.7%	10.4%	10.7%
Net Sales
Worldwide net sales in fiscal 2019 were $3,138.1 million compared to $2,618.7 million in fiscal 2018, an increase of 19.8 percent. This net sales increase was primarily attributable to the following factors:

•
Increased worldwide sales of Professional segment products, which were primarily driven by incremental sales as a result of our acquisition of CMW, the year-over-year impact of price increases across our Professional segment product lines, and strong channel demand for our snow and ice management, landscape contractor, and Toro-branded rental and specialty construction equipment, partially offset by fewer shipments of our irrigation products due to unfavorable weather in key regions.

•
Increased sales for our Other activities were primarily due to increased shipments of our golf and grounds equipment through our wholly-owned domestic distribution companies driven by our acquisition of a Northeastern U.S. distribution company.

•
Increased worldwide sales of Residential segment products were primarily due to the year-over-year impact of price increases across our Residential segment product lines, strong retail demand for snow throwers, the successful introduction of new products, and increased parts sales, partially offset by soft retail demand for zero-turn riding mowers and reduced sales of our Pope-branded irrigation products by unfavorable weather conditions.

Net sales in international markets increased by 12.7 percent in fiscal 2019 compared to fiscal 2018. This net sales increase was primarily attributable to the following factors:

•	incremental sales as a result of our acquisition of CMW,

•	strong channel demand for our golf and grounds equipment, and

•	strong retail demand for Residential snow thrower products.

These international net sales increases were partially offset by the following factors:

•	decreased sales of Residential and Professional segment zero-turn riding mowers due to soft retail demand,

•	lower sales of Pope-branded products due to unfavorable weather in key regions, and

•	changes in foreign currency exchange rates unfavorably impacted our international net sales by approximately $14.1 million in fiscal 2019.
Gross Margin
Gross margin represents gross profit (net sales less cost of sales) as a percentage of net sales. See Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements, in the section entitled "Cost of Sales," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a description of expenses included in cost of sales. Gross margin decreased by 250 basis points to 33.4 percent in fiscal 2019 from 35.9 percent in fiscal 2018. This decrease was mainly the result of the following factors:

•	the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts,

•	the impact of purchase accounting adjustments related to our acquisition of CMW,

•	unfavorable product mix,

•	charges related to the Toro underground wind down, and

•	supply chain challenges and inclement weather resulting in manufacturing inefficiencies within our Professional segment.
Somewhat offsetting those unfavorable gross margin factors were:

•	improved net price realization driven by price increases across our product lines,

•	productivity initiatives related to commodities, components, parts, and accessories sourcing, and

•	lower freight costs due to cost reduction initiatives.
Adjusted non-GAAP gross margin decreased 80 basis points to 35.1 percent in fiscal 2019 from 35.9 percent in fiscal 2018. This decrease was mainly the result of the following factors:

•	the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts,

•	unfavorable product mix, and

•	supply chain challenges and inclement weather resulting in manufacturing inefficiencies within our Professional segment.
Somewhat offsetting those unfavorable adjusted non-GAAP gross margin factors were:

•	improved net price realization driven by price increases across our product lines,

•	productivity initiatives related to commodities, components, parts, and accessories sourcing, and

•	lower freight costs due to cost reduction initiatives.

Adjusted non-GAAP gross margin excludes the impact of certain purchase accounting adjustments resulting from our acquisition of CMW, including charges incurred for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset, as well as the impact of management actions, including the charges incurred for inventory write-downs, anticipated inventory retail support activities, and accelerated depreciation of fixed assets related to the Toro underground wind down and restructuring charges incurred for our corporate restructuring event. Please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures.
Selling, General and Administrative Expense
SG&A expense increased $155.0 million, or 27.3 percent, in fiscal 2019 compared to fiscal 2018. See Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements, in the section entitled "Selling, General, and Administrative Expense," included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for a description of expenses included in SG&A expense. SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2019 was 23.0 percent compared to 21.7 percent in fiscal 2018, an unfavorable increase of 130 basis points. As a percentage of net sales, our SG&A expense rate increase was primarily due to the following factors:

•
the acquisition of CMW, which resulted in incremental administrative, indirect sales and marketing, engineering, warranty, and service expense; integration and acquisition-related expenditures, and higher amortization of other intangible assets;

•	increased warranty costs in certain of our legacy businesses; and

•	increased engineering expense for new product development in our legacy businesses.
These unfavorable SG&A expense rate factors were partially offset by decreased direct marketing expense in our legacy businesses.
Interest Expense
Interest expense for fiscal 2019 increased $9.7 million, or 51.0 percent, compared to fiscal 2018. This increase was driven by interest expense incurred on higher outstanding borrowings incurred to fund the purchase price for our acquisition of CMW.
Other Income, Net
Other income, net consists mainly of our proportionate share of income or losses from our Red Iron joint venture, realized currency exchange rate gains and losses, litigation settlements and/or recoveries, interest income, dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income. Refer to Note 16, Other Income, Net, of the Notes to Consolidated Financial Statements,

included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding the components of other income, net.
Other income, net for fiscal 2019 was $25.9 million compared to $18.4 million in fiscal 2018, an increase of $7.5 million. The increase in other income, net was primarily due to the following factors:

•	realized gain on actuarial valuation changes for our pension and post-retirement plans of $6.8 million and

•	higher earnings from our equity investment in Red Iron of $0.8 million.
These increases were partially offset by the following factors:

•	increased legal expense, net of litigation recoveries, of $1.0 million and

•	the loss on the sale of a used underground construction equipment business of $0.9 million.
Provision for Income Taxes
The effective tax rate for fiscal 2019 was 14.9 percent compared to 27.0 percent in fiscal 2018. The effective tax rate was significantly impacted by the enactment of the Tax Act during fiscal 2018, including the remeasurement of deferred tax assets and liabilities, which resulted in a non-cash discrete tax charge of $19.3 million, and the calculation of the deemed repatriation tax, which resulted in a discrete tax charge of $13.4 million, payable over eight years.  In addition to these one-time charges resulting from the Tax Act, the decrease in the effective tax rate was partially driven by the reduction in the U.S. federal corporate tax rate from a blended rate of 23.3 percent in fiscal 2018 to a rate of 21.0 percent in fiscal 2019. See Note 8, Income Taxes, of the Notes to Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report for further discussion the impacts on US Tax Reform.
The adjusted non-GAAP effective tax rate for fiscal 2019 was 19.3 percent, compared to an adjusted non-GAAP effective tax rate of 22.1 percent in fiscal 2018. The decrease in the adjusted non-GAAP effective tax rate was primarily driven by the reduction in the U.S. federal corporate tax rate from a blended rate of 23.3 percent in fiscal 2018 to a rate of 21.0 percent in fiscal 2019.
The adjusted non-GAAP effective tax rate excludes costs incurred related to our acquisition of CMW, including integration and transaction costs and certain purchase accounting adjustments; the impact of management actions, including the charges related to the Toro underground wind down, our corporate restructuring event, and the divestiture of a used underground construction equipment business; the tax benefit for the excess tax deduction for share-based compensation; and one-time charges incurred under the Tax Act. Please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures.

Net Earnings
Fiscal 2019 net earnings were $274.0 million compared to $271.9 million in fiscal 2018, an increase of 0.8 percent. Fiscal 2019 diluted net earnings per share were $2.53, an increase of 1.2 percent from $2.50 per diluted share in fiscal 2018. The net earnings increase for fiscal 2019 was primarily due to the following factors:

•	the significant impact of the one-time charges as a result of the Tax Act on our fiscal 2018 net earnings,

•	incremental earnings as a result of our acquisition of CMW,

•	improved net price realization driven by price increases across our product lines,

•	the reduction in the U.S federal corporate tax rate from a blended rate of 23.3 percent in fiscal 2018 to a rate of 21.0 percent in fiscal 2019,

•	productivity initiatives related to commodities and component parts sourcing, and

•	the realized gain on actuarial valuation changes for our pension and post-retirement plans.
These increases to net earnings were partially offset by the following factors:

•	the unfavorable impact of purchase accounting adjustments and integration and acquisition-related expenditures from our CMW acquisition,

•	higher commodity and tariff costs on purchased raw materials and component parts,

•	unfavorable product mix,

•	charges related to the Toro underground wind down,

•	higher interest expense incurred on outstanding indebtedness, and

•	charges related to our corporate restructuring event.
Non-GAAP adjusted net earnings for fiscal 2019 were $324.3 million, or $3.00 per diluted share, compared to $290.1 million, or $2.67 per diluted share, in fiscal 2018, an increase of 12.4 percent per diluted share. The non-GAAP adjusted net earnings increase for fiscal 2019 was primarily due to the following factors:

•	incremental earnings as a result of our acquisition of CMW,

•	improved net price realization driven by price increases across our product lines,

•	the reduction in the U.S federal corporate tax rate from blended rate of 23.3 percent in fiscal 2018 to a rate of 21.0 percent in fiscal 2019,

•	productivity initiatives related to commodities and component parts sourcing, and

•	the realized gain on actuarial valuation changes for our pension and post-retirement plans.
These increases to adjusted non-GAAP net earnings were partially offset by the following factors:

•	higher commodity and tariff costs on purchased raw materials and component parts,

•	unfavorable product mix, and

•	higher interest expense incurred on outstanding indebtedness.

Adjusted net earnings excludes costs incurred related to our acquisition of CMW, including integration and transaction costs and certain purchase accounting adjustments; the impact of management actions, including the charges related to the Toro underground wind down, our corporate restructuring event, and the divestiture of a used underground construction equipment business; the tax benefit for the excess tax deduction for share-based compensation; and one-time charges incurred under the Tax Act. Please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of adjusted non-GAAP financial measures to the most directly comparable reported GAAP financial measures.
Commodity Cost Changes
Commodities, components, parts, and accessories purchased for use in our manufacturing process and end-products or to be sold as standalone end-products are subject to the effects of inflation, deflation, changing prices, tariffs, and/or duties. During fiscal 2019, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, were higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2018. The increase in the average cost of commodities, components, parts, and accessories had an unfavorable impact on our gross margins during fiscal 2019 as compared to fiscal 2018.
We strategically work to mitigate any unfavorable impact as a result of changes in the cost of commodities, components, parts, and accessories that affect our product lines; as a result, we anticipate the costs associated with commodity, components, parts, and accessories in fiscal 2020 to be slightly lower than the average cost of commodities, components, parts, and accessories purchased during fiscal 2019. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Further information regarding commodity cost risk is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk".

BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements included within Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. Operating loss for our Other activities includes earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on our reportable business segments' and Other activities net sales and operating results.
Professional Segment
Professional segment net sales represented approximately 77.9 percent of consolidated net sales for fiscal 2019, 74.4 percent for fiscal 2018, and 72.3 percent for fiscal 2017. The following table presents our Professional segment's net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2019	2018	2017
Net sales	$2,443.4	$1,947.0	$1,811.7
% change from prior year	25.5%	7.5%	6.2%
Operating earnings	$380.9	$399.8	$379.5
As a percent of net sales	15.6%	20.5%	20.9%
Segment Net Sales
Worldwide net sales for the Professional segment in fiscal 2019 were up by 25.5 percent compared to fiscal 2018 primarily as a result of the following factors:

•	incremental sales as a result of our acquisition of CMW;

•	the year-over-year impact of price increases across our Professional segment product lines;

•
higher shipments of our snow and ice management products due to strong channel and retail demand driven by late snowfalls in key regions during the Spring of 2019, as well as strong sales of the redesigned stand-on Snowrator;

•
continued growth in our landscape contractor business driven by the successful introduction of the new eXmark-branded Staris stand-on zero-turn riding mower, incremental sales of lawn solution products as a result of our acquisition of L.T. Rich Products, Inc. ("L.T. Rich"), higher parts sales, and strong channel demand for walk-behind and walk-power mowers; and

•	increased shipments of our rental and specialty construction equipment due to the successful new product introduction of our Dingo TXL 2000 compact utility loader and continued channel demand for our line of Dingo compact utility loaders.
Somewhat offsetting those increases were fewer shipments of our irrigation products primarily due to unfavorable weather in key regions resulting in soft retail demand.
Segment Earnings
Operating earnings for the Professional segment in fiscal 2019 decreased 4.7 percent compared to fiscal 2018. Expressed as a percentage of Professional segment net sales, Professional segment operating earnings decreased by 490 basis points to 15.6 percent in fiscal 2019 compared to 20.5 percent in fiscal 2018. The following factors unfavorably impacted Professional segment operating earnings as a percentage of Professional segment net sales for fiscal 2019:

•
our acquisition of CMW resulting in charges incurred for purchase accounting adjustments and acquisition-related and integration expenditures; incremental administrative, indirect sales and marketing, engineering, warranty, and service expense; and higher amortization of other intangible assets;

•	the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts;

•	supply chain challenges and inclement weather resulting in manufacturing inefficiencies;

•	charges related to the Toro underground wind down;

•	unfavorable product mix;

•	increased warranty costs in certain of our legacy businesses; and

•	increased engineering expense for new product development.
Somewhat offsetting these unfavorable factors were the following items:

•	improved net price realization driven by pricing increases across our Professional segment product lines,

•	productivity initiatives related to commodities and component parts sourcing,

•	lower freight costs due to cost reduction initiatives, and

•	decreased direct marketing expense in our legacy businesses.
Residential Segment
Residential segment net sales represented approximately 21.1 percent of consolidated net sales for fiscal 2019, 24.9 percent for fiscal 2018, and 26.9 percent for fiscal 2017. The following table presents our Residential segment's net sales, operating earnings, and operating earnings as a percent of net sales:

(Dollars in millions)
Fiscal Years Ended October 31	2019	2018	2017
Net sales	$661.3	$654.4	$673.2
% change from prior year	1.0%	(2.8)%	0.6%
Operating earnings	$65.2	$64.8	$74.7
As a percent of net sales	9.9%	9.9%	11.1%

Segment Net Sales
Worldwide net sales for the Residential segment in fiscal 2019 were up by 1.0 percent compared to fiscal 2018 primarily as a result of the following factors:

•	the year-over-year impact of price increases across our Residential segment product lines,

•	strong retail demand for our snow throwers, including the successful introduction of our line of 60V lithium-ion powered single-stage snow thrower products,

•	higher shipments of walk power mowers driven by the launch of our 60V lithium-ion powered walk power mowers, and

•	increased parts sales driven by channel demand.
Somewhat offsetting those increases were the following factors:

•	fewer shipments of zero-turn riding mowers driven by soft retail demand and

•	reduced sales of our Pope-branded irrigation products driven by unfavorable weather conditions in key regions.
Segment Earnings
Operating earnings for the Residential segment in fiscal 2019 increased 0.5 percent compared to fiscal 2018. Expressed as a percentage of Residential segment net sales, Residential segment operating earnings were flat as a percent of sales at 9.9 percent in both fiscal 2019 and fiscal 2018. The following factors positively impacted Residential segment operating earnings as a percentage of Residential segment net sales for fiscal 2019:

•	improved net price realization as a result of pricing increases across our Residential segment product lines,

•	favorable manufacturing variance, and

•	lower direct marketing costs.
Offsetting these positive factors were the following items:

•	the unfavorable impact of higher commodity and tariff costs on purchased raw materials and component parts,

•	unfavorable product mix,

•	increased warranty cost, and

•	higher engineering expense for new product development.
Other Activities
Net sales for our Other activities, which includes sales from our wholly-owned domestic distribution companies less sales from our Professional and Residential business segments to the wholly-owned domestic distribution companies, represented approximately 1.0 percent of consolidated net sales for fiscal 2019, 0.7 percent for fiscal 2018, and 0.8 percent for fiscal 2017. The following table presents net sales and operating losses for our Other activities:

(Dollars in millions)
Fiscal Years Ended October 31	2019	2018	2017
Net sales	$33.4	$17.2	$20.2
% change from prior year	93.5%	(14.8)%	14.1%
Operating losses	$(123.9)	$(92.2)	$(101.0)

Other Net Sales
Net sales for our Other activities in fiscal 2019 increased approximately $16.1 million compared to fiscal 2018, primarily due to increased sales of our golf and grounds equipment through our wholly-owned domestic distribution companies driven by our acquisition of a Northeastern U.S. distribution company.
Other Operating Loss
Operating loss for our Other activities in fiscal 2019 increased by $31.7 million, or 34.4 percent, compared to fiscal 2018. This loss increase was primarily attributable to costs incurred for continued CMW integration efforts, higher interest expense incurred on outstanding indebtedness, charges incurred for our corporate restructuring event, higher incentive compensation expense, and increased legal expense, net of litigation recoveries. The increase in loss was partially offset by the realized gain on actuarial valuation changes for our pension and post-retirement plans and higher Red Iron income.
FINANCIAL POSITION
Working Capital
Our strategy for fiscal 2019 continued to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period. As of the end of fiscal 2019, our average net working capital was 16.3 percent compared to 13.7 percent as of the end of fiscal 2018. This capital increase was mainly due to a higher average net inventory and net accounts receivable than the corresponding increase to average net accounts payable as a percentage of net sales due to our acquisition of CMW, as well as higher net inventory balances in our legacy businesses due to lower than forecasted sales in our Professional segment driven by soft retail demand and build-ahead for fiscal 2020 new product introductions in our Residential segment.
The following table highlights several key measures of our working capital performance:

(Dollars in millions)
Fiscal Years Ended October 31	2019	2018
Average cash and cash equivalents	$180.0	$237.6
Average receivables, net	$265.4	$214.7
Average inventories, net	$560.5	$404.5
Average accounts payable	$315.5	$259.3
Average days outstanding for receivables	30.9	29.9
Average inventory turnover (times)	3.7	4.2

The following factors impacted our working capital during fiscal 2019:

•
Average net receivables increased by 23.6 percent in fiscal 2019 compared to fiscal 2018, primarily due to incremental net receivables as a result of our acquisition of CMW. Our average days outstanding for receivables increased to 30.9 days in fiscal 2019 compared to 29.9 days in fiscal 2018.

•
Average net inventories increased by 38.6 percent in fiscal 2019 compared to fiscal 2018. Inventory levels as of the end of fiscal 2019 compared to the end of fiscal 2018 were up by $293.4 million, or 81.9 percent, primarily due to incremental net inventory as a result of our acquisition of CMW, as well as higher net inventory balances in our legacy businesses due to lower than forecasted sales in our Professional segment driven by soft retail demand and build-ahead for fiscal 2020 new product introductions in our Residential segment.

•
Average accounts payable increased by 21.7 percent in fiscal 2019 compared to fiscal 2018, mainly due to incremental accounts payable as a result of our acquisition of CMW and negotiating more favorable payment terms with suppliers as a component of our working capital initiatives.

Cash Flow
Cash flows provided by/(used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table:

(Dollars in millions)	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2019	2018	2017
Operating activities	$337.4	$364.8	$360.7
Investing activities	(772.9)	(127.9)	(83.8)
Financing activities	299.5	(252.1)	(245.3)
Effect of exchange rates on cash	(1.2)	(5.9)	5.0
Net increase/(decrease) in cash and cash equivalents	(137.3)	(21.1)	36.7
Cash and cash equivalents as of fiscal year end	$151.8	$289.1	$310.3
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2019, cash provided by operating activities decreased by $27.4 million, or 7.5 percent, from fiscal 2018. This decrease was mainly driven by more cash utilized for purchases of inventory and a lower year-over-year cash source benefit from extending payment terms with vendors as a component of our working capital initiatives. Somewhat offsetting this decrease was higher net earnings, which includes the unfavorable non-cash take-down of the CMW inventory purchase accounting step-up amount, and lower cash utilized for prepaid taxes.
Cash Flows from Investing Activities
Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2019 increased by $645.0 million from fiscal 2018 mainly due to more cash utilized for our acquisitions of CMW and a Northeastern U.S. distribution company in fiscal 2019 than the cash utilized for the acquisition of L.T. Rich in fiscal 2018, partially offset by cash proceeds from the sale of a used underground construction equipment business.
Cash Flows from Financing Activities
Cash provided by financing activities in fiscal 2019 was $299.5 million compared to $252.1 million of cash used in financing activities in fiscal 2018, an increase of $551.6 million. This increase in cash provided by financing activities was mainly due to the cash proceeds as the result of the issuance of indebtedness under our term loan credit agreement and amounts drawn on our revolving credit facility to fund the CMW acquisition and the issuance of our private placement senior notes, reduced cash utilized for purchases of Toro common stock compared to fiscal 2018, and higher cash provided from the exercise of stock options. These sources of cash were partially offset by more cash utilized for repayments of our outstanding indebtedness under our revolving credit facility and term loan credit agreement and more cash utilized for dividend payments on shares of our common stock compared to fiscal 2018.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2019 decreased by $137.3 million compared to the end of fiscal 2018.
As of October 31, 2019, cash and cash equivalents held by our foreign subsidiaries were approximately $97.5 million. We consider that $17.2 million of cash and cash equivalents held by our foreign subsidiaries are intended to be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2019, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
Capital Expenditures
Fiscal 2019 capital expenditures of $92.9 million were $2.8 million higher than fiscal 2018. This increase was mainly attributable to incremental capital expenditures as a result of our acquisition of CMW, as well as continued investment in our facilities, new product tooling, productivity improvements in our manufacturing and distribution processes, and continued replacement of production equipment. Capital expenditures for fiscal 2020 are expected to be approximately $100.0 million as we plan to continue to invest in our facilities, new product tooling, productivity improvements in our manufacturing and distribution processes, and continued replacement of production equipment.

Other Long-Term Assets
Other long-term assets as of October 31, 2019 were $1,207.7 million compared to $676.3 million as of October 31, 2018, an increase of $531.3 million. This increase was driven mainly by our acquisition of CMW, which resulted in significant increases in other intangible assets; property, plant and equipment; and goodwill. In addition, our other long-term assets increased as a result of purchases of property, plant, and equipment in our legacy businesses. These increases to other long-term assets were partially offset by amortization of intangible assets and the reclassification of our long-term deferred tax assets to long-term deferred tax liabilities as a result of our acquisition of CMW.
Included in other long-term assets as of October 31, 2019 was goodwill in the amount of $362.3 million. Based on our annual goodwill impairment analysis, we determined there was no impairment of goodwill during fiscal 2019 for any of our reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill.
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
Indebtedness
As of October 31, 2019, we had $700.8 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $100.0 million under our $200.0 million three year unsecured senior term loan facility, $180.0 million under our $300.0 million five year unsecured senior term loan facility, $100.0 million of 3.81 percent Series A Senior Notes, $100.0 million of 3.91 percent Series B Senior Notes, and no outstanding borrowings under our revolving credit facility. The October 31, 2019 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $3.1 million related to our outstanding indebtedness. As of October 31, 2019, we have reclassified $79.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we intend to prepay such amount utilizing cash flows from operations within the next twelve months.
As of October 31, 2018, we had $312.5 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, and $91.0 million of outstanding borrowings under our revolving credit facility. The October 31, 2018 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.3 million related to our outstanding indebtedness. As of October 31, 2018, the $91.0 million of outstanding borrowings under our revolving credit facility was classified as long-term debt within our Condensed Consolidated Balance Sheets.
Revolving Credit Facility
Seasonal cash requirements are financed from operations, cash on hand, and with borrowings under our $600.0 million unsecured senior five-year revolving credit facility that expires in June 2023. Included in our $600.0 million revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of Toro. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of Toro. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the fourth quarter of fiscal 2019 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread applicable in determining the interest payable on our outstanding debt under the revolving credit facility could increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the fiscal years ended October 31, 2019 and October 31, 2018, we incurred interest expense of approximately $1.9 million and $1.3 million, respectively, on outstanding borrowings under the revolving credit facility.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect to any such proposed action, no default or event of default would exist. As of October 31, 2019, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of October 31, 2019, and we expect to be in compliance with all covenants during fiscal 2020. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our revolving credit facility.
As of October 31, 2019, we had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $598.1 million of unutilized availability under our revolving credit facility. As of October 31, 2018, we had $91.0 million of outstanding borrowings under the revolving credit facility and $1.5 million outstanding under the sublimit for standby letters of credit, resulting in $507.5 million of unutilized availability under our revolving credit facility.
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

The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of our acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. As of October 31, 2019, we have prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively.
Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2019, we incurred interest expense of approximately $7.5 million on the outstanding borrowings under the term loan credit agreement.
The term loan credit agreement contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the term loan credit agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2019, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to our term loan credit agreement as of October 31, 2019. If we were out of compliance with any covenant required by this term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81 percent Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91 percent Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of Toro.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year, commencing on December 15, 2019. For the fiscal year ended October 31, 2019, we incurred interest expense of approximately $2.6 million on the outstanding borrowings under the private placement note purchase agreement. No principal is due on the Senior Notes prior to their stated due dates.
We have the right to prepay all or a portion of either series of the Senior Notes in amounts equal to not less than 10.0 percent of the principal amount of the Senior Notes then outstanding upon notice to the holders of the series of Senior Notes being prepaid for 100.0 percent of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, we have the right to prepay all of the outstanding Senior Note of such series for 100.0 percent of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, we are required to offer to prepay all Senior Notes for the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
The private placement note purchase agreement contains customary representations and warranties of Toro, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2019, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of October 31, 2019 and we expect to be in compliance with all covenants during fiscal 2020. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
Capital Structure
The following table details the components of our total capitalization and debt-to-capitalization ratio:

(Dollars in millions)
Fiscal Years Ended October 31	2019	2018
Long-term debt, including current portion	$700.8	$312.5
Stockholders' equity	$859.6	$668.9
Debt-to-capitalization ratio	44.9%	31.8%
Our debt-to-capitalization ratio increased in fiscal 2019 compared to fiscal 2018 primarily due to an increase in long-term debt driven by the issuance of indebtedness under our term loan credit agreement and amounts drawn on our revolving credit facility to fund the CMW acquisition and the issuance of our private placement senior notes, partially offset by repayments of outstanding borrowings on our revolving credit facility and term loan credit agreement. Stockholders' equity also increased in fiscal 2019 compared to fiscal 2018 primarily due to increased net earnings, reduced purchases of Toro common stock, and increased exercises of stock options, partially offset by increased cash dividend payments on shares of our common stock.
Cash Dividends
In each quarter of fiscal 2019, our Board of Directors declared a common stock cash dividend of $0.225 per share, which was a 12.5 percent increase over our common stock cash dividend of $0.20 per share paid each quarter in fiscal 2018. On December 3, 2019, our Board of Directors increased our fiscal 2020 first quarter common stock cash dividend by 11.1 percent to $0.25 per share from the quarterly common stock cash dividend of $0.225 per share paid in the first quarter of fiscal 2019. Future common stock cash dividends will depend upon our financial condition, capital requirements, results of operations, and other factors deemed relevant by our Board of Directors.
Share Repurchases
During fiscal 2019, we curtailed repurchasing shares of our common stock under our Board authorized stock repurchase program after our fiscal 2019 first quarter, as we focused on repaying the outstanding borrowings issued to fund the purchase price for our acquisition of CMW. As of October 31,

2019, 7,042,256 shares remained available for repurchase under our Board authorized stock repurchase program. Our Board authorized stock repurchase program provides shares for use in connection with our equity compensation plans. We expect to repurchase shares of our common stock in fiscal 2020, depending on market conditions and other factors.
The following table provides information with respect to repurchases of our common stock during the past three fiscal years:

(Dollars in millions, except share and per share data)
Fiscal Years Ended October 31	2019	2018	2017
Shares of Board authorized common stock purchased	359,758	2,579,864	2,710,837
Cost to repurchase common stock	$20.0	$160.4	$159.4
Average price paid per share	$55.71	$62.19	$58.78
Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCFIF, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of our products. In addition, TCFCFC provides inventory financing to dealers of certain of our products in Canada. Under these financing arrangements, down payments are not required and, depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories, and those inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment terms become due, whichever occurs first. Rates are generally indexed to LIBOR plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. Red Iron financed $1,924.9 million of new receivables for dealers and distributors during fiscal 2019, of which $486.8 million of net receivables were outstanding as of October 31, 2019.
We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally as a result of our acquisition of CMW and in Australia. These third-party financing companies financed $235.4 million of receivables for such dealers and distributors during fiscal 2019, of which $148.4 million was outstanding as of October 31, 2019.
We entered into a limited inventory repurchase agreement with Red Iron. Under such limited inventory repurchase agreement agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions, for which we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of October 31, 2019, we were contingently liable to repurchase up to a maximum amount of $133.4 million of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon any subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.
We continue to provide financing in the form of open account terms to home centers and mass retailers; general line irrigation dealers; international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron or other third-party financing institutions provide financing arrangements; ag-irrigation dealers and distributors; government customers; and rental companies.
End-User Financing
We have agreements with third-party financing companies to provide lease-financing options to golf course, sports fields and grounds equipment and underground construction equipment customers in the U.S., Canada, Australia, and select countries in Europe. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies.
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for lease payments to the third-party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2019 was $10.1 million.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. The following table summarizes our contractual obligations as of October 31, 2019:

(Dollars in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$705.0	$—	$115.0	$165.0	$425.0
Interest payments[2]	309.2	31.9	62.6	53.8	160.9
Purchase obligations[3]	24.8	24.5	0.3	—	—
Operating leases[4]	83.0	17.1	28.6	18.6	18.7
Other[5]	15.3	6.0	8.1	0.6	0.6
Total	$1,137.3	$79.5	$214.6	$238.0	$605.2

[1]	Principal payments based on the maturity dates defined in our long-term debt agreements.

[2]	Interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2019.

[3]
Purchase obligations represent contracts or firm commitments for the purchase of commodities, components, parts, and accessories, as well as contracts or firm commitments to purchase property, plant, and equipment, as applicable.

[4]
Operating lease obligations represent contracts that convey our right to use certain property, plant, or equipment assets in exchange for consideration and do not include payments to property owners covering real estate taxes and common area maintenance.

[5]	Payment obligations for corporate information technology software and services, as well as other miscellaneous contractual obligations.
In addition to the contractual obligations described in the preceding table, we may be obligated for additional net cash outflows related to $2.5 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.
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

We also have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, TCFCFC, and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron, TCFCFC, or the other third-party financial institutions. Additional information regarding such agreements is disclosed within the section titled "Wholesale Financing" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11, Investment in Joint Venture, and Note 12, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. As of October 31, 2019, we had $10.0 million of maximum availability and $1.9 million outstanding under the sublimit for standby letters of credit under our revolving credit facility. As of October 31, 2019, we had $13.3 million of maximum availability and $4.7 million in outstanding import letters of credit issued. As of October 31, 2019, we did not have an outstanding balance on our surety bonds.
Market Risk
Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information regarding such market risks is disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 13, Financial Instruments, of the Notes to Consolidated Financial Statements within Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions. Further, we believe that such non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. Such non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.
The following table provides a reconciliation of financial measures calculated and reported in accordance with GAAP, as well as adjusted non-GAAP financial measures, for the fiscal years ended October 31, 2019 and October 31, 2018:

(Dollars in thousands, except per share data) Fiscal Years Ended	October 31, 2019	October 31, 2018
Gross profit	$1,047,963	$941,011
Acquisition-related costs[1]	42,958	—
Management actions[2]	10,316	—
Adjusted non-GAAP gross profit	$1,101,237	$941,011

Operating earnings	$325,029	$373,085
Acquisition-related costs[1]	62,333	—
Management actions[2]	16,311	—
Adjusted non-GAAP operating earnings	$403,673	$373,085

Earnings before income taxes	$322,133	$372,397
Acquisition-related costs[1]	62,333	—
Management actions[2]	17,167	—
Adjusted non-GAAP earnings before income taxes	$401,633	$372,397

Net earnings	$273,983	$271,939
Acquisition-related costs[1]	51,149	—
Management actions[2]	13,817	—
Tax impact of share-based compensation[3]	(13,677)	(14,555)
U.S. Tax Reform[4]	(1,012)	32,702
Adjusted non-GAAP net earnings	$324,260	$290,086

Diluted EPS	$2.53	$2.50
Acquisition-related costs[1]	0.47	—
Management actions[2]	0.13	—
Tax impact of share-based compensation[3]	(0.12)	(0.13)
U.S. Tax Reform[4]	(0.01)	0.30
Adjusted non-GAAP diluted EPS	$3.00	$2.67

Fiscal Years Ended	October 31, 2019	October 31, 2018
Effective tax rate	14.9%	27.0%
Acquisition-related costs[1]	(0.3)%	—%
Management actions[2]	0.1%	—%
Tax impact of share-based compensation[3]	4.3%	3.9%
U.S. Tax Reform[4]	0.3%	(8.8)%
Adjusted non-GAAP effective tax rate	19.3%	22.1%

[1]
During the second quarter of fiscal 2019, we acquired CMW. Acquisition-related costs represent integration and transaction costs incurred, as well as charges incurred for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments, related to our acquisition of CMW during the fiscal year ended October 31, 2019. Refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our acquisition of CMW.

[2]
During the third quarter of fiscal 2019, we announced the wind down our Toro-branded large horizontal directional drill and riding trencher product line. Additionally, during the fourth quarter of fiscal 2019, we incurred charges for a corporate restructuring event and a loss on the divestiture of a used underground construction equipment business. Management actions represent charges incurred during the fiscal year ended October 31, 2019 for the Toro underground wind down, including charges related to the write-down of inventory, anticipated inventory retail support activities, and accelerated depreciation on fixed assets; the corporate restructuring event, including employee severance charges; and the divestiture of a used underground construction equipment business, including the loss on the sale of the business. Refer to Note 7, Management Actions, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our these management actions.

[3]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the fiscal years ended October 31, 2019 and October 31, 2018.

[4]
Signed into law on December 22, 2017, the Tax Act, reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, resulting in a blended U.S. federal statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. This reduction in rate required the re-measurement of our net deferred taxes as of the date of enactment. The Tax Act also imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates. During the fiscal year ended October 31, 2019, we recorded a tax benefit of $1.0 million related to a prior year true-up of the Tax Act. During the fiscal year ended October 31, 2018, the remeasurement of our net deferred taxes and the one-time deemed repatriation tax resulted in a combined charge of $32.7 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our Consolidated Financial Statements in conformity with U.S. GAAP, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition, or results of operations. Our critical accounting policies and estimates include the following:
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
Sales Promotions and Incentives
At the time of sale, we record an estimate for sales promotion and incentive costs. Our estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified as a reduction from gross sales or as a component of selling, general and administrative expense, depending on the nature of the respective program.
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

•
Financing Programs: Our financing programs, consist of wholesale floor plan financing and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which we pay a portion of the interest cost to finance distributor and dealer inventories through third-party financing arrangements for a specific period of time. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which we pay a portion of interest costs on behalf of end-users for financing purchases of our equipment.

•
Commissions Paid to Service Home Centers: We pay commissions to representative agencies to service home centers to ensure appropriate store sets for all Toro product. This estimated expense is recorded at point of sale. In addition, Toro dealers are paid a commission to set up and deliver riding product purchased at certain home centers.

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

•
Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting our products. We support a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third-party invoices or receipts.

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
Inventory Valuation
We value our inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the first-in, first-out method for most U.S. inventories or the last-in, first-out or average cost methods for all other inventories. We establish reserves for excess, slow moving, and obsolete inventory based on inventory levels, expected product life, and forecasted sales demand. Valuation of inventory can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Reserve requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our reserve may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly.
Though management considers reserve balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on the reserve balances required for excess, slow moving and obsolete inventory.
Business Combinations
We account for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangibles assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. Such significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to an acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate subsequent to an acquisition; selecting an appropriate royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning the appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset;

and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.
In determining the estimated fair value of intangible assets that are separately identifiable from goodwill, we typically utilize the income approach, which discounts the projected future cash flows using an appropriate discount rate that reflects the risks associated with the projected cash flows. However, in certain instances, particularly in relation to developed technology or patents, we may utilize the cost approach depending on the nature of the respective intangible asset and the recency of the development or procurement of such technology. In determining the estimated fair value of acquired inventory, we typically utilize the cost approach for raw materials and the sales comparison approach for work in process, finished goods, and service parts. In determining the estimated fair value of acquired property, plant, and equipment, we typically utilize the sales comparison approach or the cost approach depending on the nature of the respective asset and the recency of the construction or procurement of such asset.
Estimated fair values of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. Estimates that are sensitive include judgments as to whether information gathered during the measurement period relate to information that was not yet available or whether subsequent developments have occurred that indicate the recognition of other asset or liabilities should be recorded within net earnings. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies and Related Data, in our Notes to Consolidated Financial Statements in the sections entitled "New Accounting Pronouncements Adopted" and "New Accounting

Pronouncements Not Yet Adopted", included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to the section entitled "Derivative Instruments and Hedging Activities" within Note 13, Financial Instruments, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2020 through fiscal 2022. All items are non-trading and stated in U.S. dollars. As of October 31, 2019, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows (in thousands, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7208	$95,937.9	$99,559.6	$3,621.7
Buy U.S. dollar/Sell Canadian dollar	1.3136	32,026.1	32,099.1	73.0
Buy U.S. dollar/Sell Euro	1.2025	119,825.0	125,997.1	6,172.1
Buy U.S. dollar/Sell British pound	1.3376	43,925.5	44,957.1	1,031.6
Buy Mexican peso/Sell U.S. dollar	20.1367	$1,489.8	$1,480.3	$(9.5)
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our market risk exposure for interest rates relates primarily to LIBOR-based interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. However, we have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates.
Included in long-term debt is $423.9 million of fixed rate debt that is not subject to variable interest rate fluctuations and $280.0 million of LIBOR-based borrowings under our term loan credit agreement. As of October 31, 2019, we did not have an outstanding balance on our LIBOR-based revolving credit facility. As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $493.8 million compared to its carrying amount of $423.9 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in fair value, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $17.1 million. The fair value is estimated by discounting the projected cash flows using the rate that similar amounts and terms of debt could currently be borrowed.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, tariffs, and/or duties. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, and others. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
We strategically work to mitigate any unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity and component costs increase, as a result of inflation, tariffs, duties, or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, component, parts, and accessories costs. In fiscal 2019, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2018.
Further information regarding changing costs of commodities is presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K in the section entitled "Inflation".
Equity Market Risk
The trading price volatility of our common stock impacts compensation expense related to our stock-based compensation plans. Refer to Note 9, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information regarding our stock-based compensation plans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for The Toro Company and its subsidiaries. This system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
The company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2019. As permitted by guidance issued by the SEC, management excluded from its assessment of its system of internal control over financial reporting the operations of The Charles Machine Works, Inc., which was acquired on April 1, 2019 and accounted for approximately 35.0 percent of consolidated total assets and 14.8 percent of consolidated net sales of The Toro Company as of October 31, 2019.
Our internal control over financial reporting as of October 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer

December 20, 2019

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2019, and the related notes and financial statement schedule listed in 15 (a) 2 (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management excluded from its assessment of its system of internal control over financial reporting the operations of The Charles Machine Works, Inc. (”CMW”), which was acquired on April 1, 2019 and accounted for approximately 35.0 percent of total assets and 14.8 percent of net sales included in the consolidated financial statements of the Company as of and for the year ended October 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CMW.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the Acquisition Date Fair Value of Customer-related and Trade Name Intangible Assets
As discussed in Note 2 to the consolidated financial statements, on April 1, 2019, the Company acquired CMW in a business combination. As a result of the transaction, the Company acquired customer-related and trade name intangible assets with acquisition date fair values of $130.8 million and $108.9 million, respectively.
We identified the evaluation of the acquisition date fair values of the customer-related and trade name intangible assets as a critical audit matter. Testing the assumptions regarding future revenue growth rates, attrition rates, future earnings before interest, taxes, depreciation and amortization (EBITDA), and discount rates, which were used to determine the fair values, involved a high degree of subjectivity. In addition, the fair values of these intangible assets were challenging to test due to the sensitivity of the fair value determination to changes in these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the relevant assumptions as listed above. We performed sensitivity analyses over the relevant assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the intangible assets. We evaluated the Company’s revenue growth rates by comparing them to historical results and those of the Company’s peers and industry reports. To assess the Company’s attrition rates, we compared the Company’s estimates of attrition to CMW’s historical customer attrition data. We also compared the Company’s estimates of future EBITDA to CMW’s historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s discount rates, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities; and

•
Developing an estimate of the fair values of the customer-related and trade name intangible assets acquired using the Company’s cash flow and revenue forecasts, respectively, and an independently developed discount rate and compared the results of our estimates to the Company’s fair value estimates.

Evaluation of Accrued Sales Promotions and Incentives
As reported in the balance sheet and as further discussed in Note 1 to the consolidated financial statements, the Company recorded an accrual of $103.4 million for sales promotions and incentives as of October 31, 2019. At the time of sale, the Company records an estimate for sales promotion and incentive costs. The Company’s estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future.
We identified the evaluation of accrued sales promotions and incentives as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s expectations for changes in relevant trends in the future that were used to develop the estimate. Historical experience was an input used to develop expectations for changes in relevant trends in the future. Changes in the expected future trends could have a significant impact to the accrual for sales promotions and incentives.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s sales promotions and incentives process, including controls over the evaluation of the inputs described above. We evaluated the Company’s ability to accurately estimate the sales promotions and incentives accruals through retrospective comparison of historic accruals with subsequent payments. We developed an independent expectation of the Company’s accrual considering historical experience and current year field inventory levels. Additionally, we tested sales promotion and incentives paid subsequent to the balance sheet date by tracing a sample of payments to underlying documentation including program term sheets to evaluate the accrual estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
December 20, 2019

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2019	2018	2017
Net sales	$3,138,084	$2,618,650	$2,505,176
Cost of sales	2,090,121	1,677,639	1,584,339
Gross profit	1,047,963	941,011	920,837
Selling, general and administrative expense	722,934	567,926	565,727
Operating earnings	325,029	373,085	355,110
Interest expense	(28,835)	(19,096)	(19,113)
Other income, net	25,939	18,408	17,187
Earnings before income taxes	322,133	372,397	353,184
Provision for income taxes	48,150	100,458	85,467
Net earnings	$273,983	$271,939	$267,717

Basic net earnings per share of common stock	$2.57	$2.56	$2.47

Diluted net earnings per share of common stock	$2.53	$2.50	$2.41

Weighted-average number of shares of common stock outstanding – Basic	106,773	106,369	108,312

Weighted-average number of shares of common stock outstanding – Diluted	108,090	108,657	111,252
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2019	2018	2017
Net earnings	$273,983	$271,939	$267,717
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $(16), $(222), and $0, respectively	(1,314)	(8,408)	10,127
Derivative instruments, net of tax of $(862), $2,899, and $(1,123), respectively	(2,498)	7,415	(158)
Pension and retiree medical benefits, net of tax of $(1,305), $254, and $2,536, respectively	(4,300)	1,035	4,347
Other comprehensive income (loss), net of tax	(8,112)	42	14,316
Comprehensive income	$265,871	$271,981	$282,033
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2019	2018
ASSETS
Cash and cash equivalents	$151,828	$289,124
Receivables, net:
Customers, net of allowances (2019 - $3,270; 2018 - $2,228)	242,196	185,128
Other	26,572	8,050
Total receivables, net	268,768	193,178
Inventories, net	651,663	358,259
Prepaid expenses and other current assets	50,632	54,076
Total current assets	1,122,891	894,637
Property, plant and equipment, net	437,317	271,459
Deferred income taxes	6,251	38,252
Goodwill	362,253	225,290
Other intangible assets, net	352,374	105,649
Other assets	49,461	35,697
Total assets	$2,330,547	$1,570,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$79,914	$—
Accounts payable	319,230	256,575
Accrued liabilities:
Warranty	96,604	76,214
Advertising and marketing programs	103,417	89,450
Compensation and benefit costs	76,862	50,850
Insurance	11,164	7,909
Interest	9,903	7,249
Other	59,876	44,388
Total current liabilities	756,970	532,635
Long-term debt, less current portion	620,899	312,549
Deferred income taxes	50,579	1,397
Other long-term liabilities	42,521	55,487
Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,742,082 shares as of October 31, 2019 and 105,600,652 shares as of October 31, 2018	106,742	105,601
Retained earnings	784,885	587,252
Accumulated other comprehensive loss	(32,049)	(23,937)
Total stockholders' equity	859,578	668,916
Total liabilities and stockholders' equity	$2,330,547	$1,570,984
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2019	2018	2017
Cash flows from operating activities:
Net earnings	$273,983	$271,939	$267,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(11,948)	(11,143)	(9,960)
Distributions from finance affiliate, net	10,343	9,228	8,050
Depreciation of property, plant and equipment	69,314	53,484	54,679
Amortization of other intangible assets	18,384	7,793	10,307
Fair value step-up adjustment to acquired inventory	39,368	—	—
Stock-based compensation expense	13,429	12,161	13,517
Deferred income taxes	(6,190)	25,255	(6,887)
Other	6,357	507	202
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(11,042)	(10,365)	(17,701)
Inventories, net	(104,832)	(29,770)	(15,611)
Prepaid expenses and other assets	9,747	(11,744)	(3,424)
Accounts payable, accrued liabilities, deferred revenue and other long-term liabilities	30,458	47,460	59,859
Net cash provided by operating activities	337,371	364,805	360,748
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,881)	(90,124)	(58,276)
Proceeds from asset disposals	4,669	151	199
Proceeds from sale of a business	12,941	—	—
Investments in unconsolidated entities	(200)	(6,750)	(1,500)
Acquisitions, net of cash acquired	(697,471)	(31,202)	(24,181)
Net cash used in investing activities	(772,942)	(127,925)	(83,758)
Cash flows from financing activities:
Borrowings under debt arrangements	900,000	—	—
Repayments under debt arrangements	(511,000)	(19,757)	(19,136)
Proceeds from exercise of stock options	29,336	17,243	10,274
Payments of withholding taxes for stock awards	(2,662)	(4,095)	(1,294)
Purchases of Toro common stock	(20,043)	(160,435)	(159,354)
Dividends paid on Toro common stock	(96,133)	(85,031)	(75,758)
Net cash provided by (used in) financing activities	299,498	(252,075)	(245,268)

Effect of exchange rates on cash and cash equivalents	(1,223)	(5,937)	4,979
Net (decrease) increase in cash and cash equivalents	(137,296)	(21,132)	36,701
Cash and cash equivalents as of the beginning of the fiscal period	289,124	310,256	273,555
Cash and cash equivalents as of the end of the fiscal period	$151,828	$289,124	$310,256

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$30,167	$19,979	$19,457
Income taxes	$54,738	$75,805	$97,057
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2016	$108,427	$480,044	$(38,436)	$550,035
Cash dividends paid on common stock - $0.70 per share	—	(75,758)	—	(75,758)
Issuance of 1,185,601 shares for stock options exercised and restricted stock units vested	1,186	8,268	—	9,454
Stock-based compensation expense	—	13,517	—	13,517
Contribution of stock to a deferred compensation trust	—	820	—	820
Purchase of 2,730,022 shares of common stock	(2,730)	(157,918)	—	(160,648)
Cumulative effect adjustment ASU 2016-16	—	(2,361)	—	(2,361)
Other comprehensive income	—	—	14,316	14,316
Net earnings	—	267,717	—	267,717
Balance as of October 31, 2017	106,883	534,329	(24,120)	617,092
Cash dividends paid on common stock - $0.80 per share	—	(85,031)	—	(85,031)
Issuance of 1,495,367 shares for stock options exercised and restricted stock units vested	1,496	14,310	—	15,806
Stock-based compensation expense	—	12,161	—	12,161
Contribution of stock to a deferred compensation trust	—	1,437	—	1,437
Purchase of 2,777,687 shares of common stock	(2,778)	(161,752)	—	(164,530)
Reclassification due to the adoption of ASU 2018-02	—	(141)	141	—
Other comprehensive income	—	—	42	42
Net earnings	—	271,939	—	271,939
Balance as of October 31, 2018	105,601	587,252	(23,937)	668,916
Cash dividends paid on common stock - $0.90 per share	—	(96,133)	—	(96,133)
Issuance of 1,544,962 shares for stock options exercised and restricted stock units vested	1,545	26,387	—	27,932
Stock-based compensation expense	—	13,429	—	13,429
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 403,532 shares of common stock	(404)	(22,301)	—	(22,705)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(8,112)	(8,112)
Net earnings	—	273,983	—	273,983
Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of The Toro Company and its wholly-owned subsidiaries (the "company" or "Toro"). The company uses the equity method to account for equity investments in unconsolidated entities over which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings include the company's share of the net earnings (losses) of these equity method investments. Equity investments in unconsolidated entities that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies are recorded at cost, less impairment, as applicable, within the Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.
Accounting Estimates
In preparing the Consolidated Financial Statements in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management's best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Consolidated Financial

Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.
Business Combinations
The company accounts for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. The company may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill affects any measurement of goodwill impairment taken during the measurement period, if applicable. Refer to Note 2, Business Combinations, for additional information regarding the company's accounting for recent business combinations.
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2019 and 2018, cash and cash equivalents held by the company's foreign subsidiaries were approximately $97.5 million and $104.3 million, respectively.

Receivables
The company's financial exposure to collection of accounts receivable is primarily reduced due to its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as further discussed in Note 11, Investment in Joint Venture. The company also has floor plan financing agreements with separate third-party financial institutions to provide inventory financing to certain dealers not financed through Red Iron, which include agreements with third-party financial institutions as a result of the company's acquisition of The Charles Machine Works, Inc. ("CMW"). For receivables not serviced through Red Iron or other third-party floor plan financing agreements, the company grants credit to customers in the normal course of business and performs on-going credit evaluations of customers. Receivables are recorded at original carrying amount less estimated allowance for doubtful accounts.
Allowance for Doubtful Accounts
The company estimates the balance of allowance for doubtful accounts by analyzing the age of accounts and notes receivable balances and applying historical write-off trend rates. The company also estimates separately, specific customer balances when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when all collection efforts have been exhausted.
Inventory Valuations
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") method for 54.0 percent and 31.0 percent of total inventories as of October 31, 2019 and 2018, respectively. The last-in, first-out ("LIFO") and average cost methods are used for all other inventories. The company's percentage of inventories valued under the FIFO method of accounting increased as a result of the company's acquisition of CMW on April 1, 2019. During fiscal 2019 and fiscal 2018, LIFO layers were not materially reduced. Additionally, the company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory.
Inventories, net were as follows (in thousands):

October 31	2019	2018
Raw materials and work in process	$179,967	$115,280
Finished goods and service parts	553,767	315,179
Total FIFO value	733,734	430,459
Less: adjustment to LIFO value	82,071	72,200
Total inventories, net	$651,663	$358,259

Property and Depreciation
Property, plant and equipment are carried at cost less accumulated depreciation. The company provides for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2019, 2018, and 2017, the company capitalized $1.3 million, $0.9 million, and $0.3 million of interest, respectively.
Property, plant and equipment was as follows (in thousands):

October 31	2019	2018
Land and land improvements	$55,613	$39,607
Buildings and leasehold improvements	276,556	209,686
Machinery and equipment	453,314	349,550
Tooling	226,870	211,756
Computer hardware and software	94,409	83,338
Construction in process	34,937	35,044
Subtotal	1,141,699	928,981
Less: accumulated depreciation	704,382	657,522
Total property, plant, and equipment, net	$437,317	$271,459

During fiscal years 2019, 2018, and 2017, the company recorded depreciation expense of $69.3 million, $53.5 million, and $54.7 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the cost of business combinations in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that the fair value may not be recoverable.
During the fourth quarter of fiscal 2019, the company performed its annual goodwill impairment test. In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has ten reporting units, which are the same as its ten operating segments. Eight reporting units contain goodwill on their respective balance sheets. Next, the company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. Based on the quantitative goodwill impairment analysis, the company determined there was no impairment of goodwill during fiscal 2019 for any of its reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill. Further, no impairment of goodwill was recorded during fiscal years 2018 and 2017.
During the fourth quarter of fiscal 2019, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on a discounted cash flow model, which utilized various inputs and assumptions, including: projected revenues from the company's forecasting process; assumed royalty rates that could be payable if the company did not own the trade name; and a discount rate. Based on this quantitative impairment analysis, which was also performed in prior fiscal years, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2019, 2018, or 2017.
Other Long-Lived Assets
Other long-lived assets consist of property, plant, and equipment; capitalized implementation costs for hosted cloud-computing arrangements; and definite-lived intangible assets. The company's definite-lived intangible assets are identifiable assets that were acquired as a result of business combinations and primarily consist of patents, non-compete agreements, customer relationships and lists, backlog, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from one to 20 years.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is measured using a discounted cash flow model or independent appraisals, as appropriate. Based on the company's impairment analysis for other long-lived assets, the company did not have any impairment losses for fiscal 2019, 2018 and 2017.
For other long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon or dispose of an other long-lived asset before the end of its previously estimated useful life, depreciation or amortization estimates are revised.
Accounts Payable
The company has a service agreement with a third-party financial institution to provide a web-based platform that facilitates participating suppliers' ability to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this arrangement. As of October 31, 2019 and 2018, $46.7 million and $33.0 million, respectively, of the company's outstanding payment obligations had been placed on the accounts payable web-based platform.
Insurance
The company is self-insured for certain losses relating to employee medical, dental, workers' compensation and certain product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to net earnings when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries.
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
The changes in accrued warranties were as follows (in thousands):

Fiscal Years Ended October 31	2019	2018
Beginning balance	$76,214	$74,155
Warranty provisions	57,277	49,160
Acquisitions	18,418	—
Warranty claims	(58,878)	(45,662)
Changes in estimates	3,573	(1,439)
Ending balance	$96,604	$76,214

Derivatives
Derivative instruments, consisting primarily of forward currency contracts, are used to hedge most foreign currency transactions, including forecasted sales and purchases denominated in foreign currencies. All derivative instruments are recognized on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative instrument is designated as a cash flow hedging instrument, changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. Derivatives that are not designated as cash flow hedging instruments are adjusted to fair value through other income, net, on the Consolidated Statements of Earnings.
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided when, in management's judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company has reflected the necessary deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets. Management believes the future tax deductions will be realized principally through future taxable income, future reversals of existing taxable temporary differences, and carryback to taxable income in prior years.
The company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The company also records interest and penalties related to unrecognized tax benefits within income tax expense.
Revenue Recognition
The company's primary source of revenue is generated through the sale of equipment and irrigation products and services to its customers, which primarily consist of a worldwide network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in sales promotions and incentives offered to customers, as well as anticipated product returns. A provision is made at the time revenue is recognized as a reduction of the transaction price for variable consideration, consisting primarily of expected product returns, rebates, floor plan costs, and other sales promotion and incentive expenses. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.
Additionally, the company ships some of its products to a key retailer's distribution centers on a consignment basis. The company retains control of its products stored at the distribution centers. As the company's products are removed from the distribution centers by the key retailer and shipped to the key retailer's stores, control is transferred from the company to the key retailer. At that time, the company invoices the key retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the key retailer's stores from the distribution centers. The value of consignment inventory as of October 31, 2019 and 2018 was $19.9 million and $22.7 million, respectively.
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
Sales Promotions and Incentives
At the time of sale, the company records an estimate for sales promotion and incentive costs. The company's estimates of sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The expense of each program is classified as a reduction from gross sales or as a component of selling, general and administrative expense, depending on the nature of the respective program.
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

•
Financing Programs: The company's financing programs, consist of wholesale floor plan financing and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which the company pays a portion of the interest cost to finance distributor and dealer inventories through third-party financing arrangements for a specific period of time. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company pays a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.

•
Commissions Paid to Service Home Centers: The company pays commissions to representative agencies to service home center customers to ensure appropriate store sets for all Toro product. This estimated expense is recorded at point of sale. In addition, Toro dealers are paid a commission to set up and deliver riding product purchased at certain home centers.

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

•
Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting the company's products. The company supports a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third-party invoices or receipts.

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
Selling, General and Administrative Expense
Selling, general, and administrative expense is primarily comprised of payroll and benefits costs, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing tangible and intangible assets, advertising and marketing expenses, selling expenses, engineering and research costs, information systems costs, incentive and profit sharing expense, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.
Cost of Financing Distributor and Dealer Inventory
Red Iron and separate third-party financial institutions provide inventory financing for certain distributors and dealers of the company. These financing arrangements are used by the company to assist customers in financing inventory and are structured as an advance in the form of a payment by Red Iron or the separate third-party financial institution to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron or the separate third-party financial institution. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice.
Included as a reduction to gross sales are costs associated with programs under which the company shares the expense of financing distributor and dealer inventories, referred to as floor plan expenses. This charge represents interest for a pre-established length of time based on a predefined rate from a contract with Red Iron or the a separate third-party financial institution to finance distributor and dealer inventory purchases. The financing costs for distributor and dealer inventories were $44.5 million, $37.1 million, and $30.1 million for the fiscal years ended October 31, 2019, 2018 and 2017, respectively.
Advertising
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $43.5 million, $46.4 million, and $43.0 million for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

Engineering and Research
The company's engineering and research costs are expensed as incurred and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $109.1 million, $83.5 million, and $80.4 million for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.
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

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in thousands):

	2019	2018	2017
Basic
Weighted-average number of shares of common stock	106,762	106,356	108,299
Assumed issuance of contingent shares	11	13	13
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,773	106,369	108,312

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	106,773	106,369	108,312
Effect of dilutive securities	1,317	2,288	2,940
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,090	108,657	111,252

Incremental shares from options and restricted stock units are computed by the treasury stock method. Options for the purchase of 716,343, 424,089, and 353,897 shares of common stock during fiscal 2019, 2018, and 2017, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.
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
Upon adoption of ASU 2014-09, the company recognized an immaterial transition adjustment within the company's fiscal 2019 beginning retained earnings balance on the Consolidated Balance Sheets for the cumulative effect of the change in accounting standard. Results for reporting periods beginning after November 1, 2018 are presented under the guidelines of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, while prior reporting period amounts have not been adjusted and continue to be reported under ASC 605, Revenue Recognition. The adoption of ASU 2014-09 did not materially impact the amount of revenue recognized or any other financial statement line item as of and for the fiscal year ended October 31, 2019. Additionally, the company identified and implemented the appropriate changes to its business processes, information systems, and internal controls to support the preparation of financial information, which did not materially affect the company's internal controls over financial reporting. Refer to Note 4, Revenue , for the additional disclosures required under ASC 606.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), which requires entities to disaggregate and present separately the current service cost component from the other components of net periodic benefit cost within the income statement. The amended guidance was adopted in the first quarter of fiscal 2019 and did not have a material impact on the company's Consolidated Financial Statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. The amended guidance was adopted in the first quarter of fiscal 2019 and did not have a material impact on the company's Consolidated Financial Statements.
In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU 2019-07 was effective immediately during the company's third quarter of fiscal 2019 and did not have a material impact on the company's Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets ("ROU assets") and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with previous U.S. GAAP under ASC Topic 840, Leases. ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), will become effective for the company in the first quarter of fiscal 2020.
In order to identify and evaluate the impact of the amended guidance on the company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, business processes, internal controls, and information systems, the company established a cross-functional project management team. This cross-functional project management team is tasked with evaluating the potential implications of the amended guidance, including compiling and analyzing existing explicit lease agreements, reviewing contractual agreements for embedded leases, determining the discount rate to be used in valuing ROU assets and lease liabilities under new and existing leases, and assessing the changes to the company's accounting policies, business processes, internal controls, and information systems that may be necessary to comply with the provisions and all applicable financial statement disclosures required by the amended guidance. As of October 31, 2019, the company's cross-functional project management team has completed its evaluation process, whereby it has compiled and analyzed existing explicit lease agreements; reviewed contractual agreements for embedded leases; completed its assessment of the company's business and system requirements; selected and implemented the company's third-party lease accounting software solution; developed the company's business process for determining the discount rate to be utilized in valuing the

ROU assets and lease liabilities for the company's operating leases; evaluated the impact of the amended guidance on the company's accounting policies, business processes and procedures, and information systems; designed internal controls regarding the completeness and accuracy of the company's lease population and, where applicable, reviewed new or amended contractual agreements for leases, including embedded leases, through the adoption date of the amended guidance.
The company will adopt the amended guidance on November 1, 2019, the first quarter of fiscal 2020, under the alternative cumulative effect transition method. The company will elect the transition package of practical expedients permitted within the amended guidance, which among other things, allows the company to carryforward the historical lease classification determined under previous U.S. GAAP. Additionally, the company will elect the transition practical expedient to not reassess the company's accounting for land easements that exist as of the adoption of the amended guidance. The company will also make an accounting policy election that will keep leases with an initial term of 12 months or less off of its Consolidated Balance Sheets, which will result in recognizing those lease payments in its Consolidated Statements of Earnings on a straight-line basis over the lease term. The company will not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.
Upon adoption, the company estimates it will recognize $77.1 million of ROU assets and $76.0 million of corresponding lease liabilities within its Consolidated Balance Sheets related to the company's operating lease agreements that convey our right to direct the use of, and obtain substantially all of the economic benefits from, the identified asset for a defined period of time in exchange for consideration. Changes in the company's lease population may impact these estimated amounts. Based on the results of the company's evaluation process, the company believes the adoption of the amended guidance will have a material impact on its Consolidated Balance Sheets and Notes to Consolidated Financial Statements. However, the company does not believe the adoption of the amended guidance will have a material impact on its Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, business processes, internal controls, and information systems.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity's own operations and supersedes the guidance in ASC Topic 505-50. The amended guidance will become effective in the first quarter of fiscal 2020 and will not have a material impact on the company's Consolidated Financial Statements.
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
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above, will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.

2	Business Combinations

The Charles Machine Works, Inc.
On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), the company completed the acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened the company's Professional segment product portfolio and expanded its dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. At the closing date, we paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW at the closing date. During the fourth quarter of fiscal 2019, we finalized such customary adjustments that resulted in an additional $5.7 million of merger consideration being paid and an aggregate merger consideration of $685.0 million ("purchase price"). The company funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings from the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the purchase price, refer to Note 6, Indebtedness. The company has incurred approximately $10.2 million of acquisition-related transaction costs during the fiscal year ended October 31, 2019. These acquisition-related transaction costs are recorded within selling, general and administrative expense within the Consolidated Statements of Earnings.
Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their estimated fair values as of the closing date. As of October 31, 2019, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date, with the exception of the company's valuation of income taxes as the company requires additional information to finalize its valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation of income taxes and complete the allocation of the purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the purchase price to the fair values assigned to the CMW assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations (in thousands):

April 1, 2019
Cash and cash equivalents	$16,341
Receivables	65,674
Inventories	241,429
Prepaid expenses and other current assets	9,218
Property, plant and equipment	142,779
Goodwill	135,521
Other intangible assets	264,190
Other long-term assets	7,971
Accounts payable	(36,655)
Accrued liabilities	(52,258)
Deferred income tax liabilities	(86,231)
Other long-term liabilities	(6,665)
Total fair value of net assets acquired	701,314
Less: cash and cash equivalents acquired	(16,341)
Total purchase price	$684,973

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and increased Professional segment goodwill to $350.3 million as of October 31, 2019 from $214.8 million as of October 31, 2018. Goodwill is expected to be mostly non-deductible for tax purposes. As permitted under the accounting standards codification guidance for business combinations, the company recorded a change in the carrying amount of goodwill as of October 31, 2019 as a result of purchase accounting adjustments due to finalizing certain inputs and assumptions related to the fair value calculations of other intangible assets, deferred income tax liabilities, warranty accruals, and inventories. Such purchase accounting adjustments did not have a material impact on the company's Consolidated Statements of Earnings for the fiscal year ended October 31, 2019.
Other Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired resulted in the recognition of $264.2 million of other intangible assets as of the closing date. The fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were determined using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The fair values of the customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective other intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective other intangible asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
The fair values of the other intangible assets acquired on the closing date, related accumulated amortization from the closing date through October 31, 2019, and weighted-average useful lives were as follows (in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	18.3	$130,800	$(4,981)	$125,819
Developed technology	7.8	20,900	(2,019)	18,881
Trade names	20.0	5,200	(152)	5,048
Backlog	0.5	3,590	(3,590)	—
Total amortizable	16.6	160,490	(10,742)	149,748
Non-amortizable - trade names		103,700	—	103,700
Total other intangible assets, net		$264,190	$(10,742)	$253,448

Amortization expense for the definite-lived intangible assets resulting from the acquisition of CMW for the fiscal year ended October 31, 2019 was $10.7 million. Estimated amortization expense for the succeeding fiscal years is as follows: fiscal 2020, $12.6 million; fiscal 2021, $12.6 million; fiscal 2022, $11.5 million; fiscal 2023, $10.1 million; fiscal 2024, $9.4 million; and after fiscal 2024, $93.5 million.
Results of Operations
CMW's results of operations have been included within the Professional segment in the company's Consolidated Financial Statements from the closing date. During the fiscal year ended October 31, 2019, the company recognized $465.2 million of net sales and $5.4 million of segment loss from CMW's operations. Segment loss for the fiscal year ended October 31, 2019 includes charges of $43.0 million, for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments.
Unaudited Pro Forma Financial Information
Unaudited pro forma financial information has been prepared as if the acquisition had taken place on November 1, 2017 and has been prepared for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place on November 1, 2017 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that may be realized from the integration of the acquisition. The unaudited pro forma results for the fiscal years ended October 31, 2019 and October 31, 2018 have been adjusted to exclude the pro forma impact of the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the purchase price allocations and useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the purchase price allocations and useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.
The following table presents unaudited pro forma financial information for fiscal 2019 and 2018 (in thousands, except per share data):

	October 31, 2019	October 31, 2018
Net sales	$3,437,335	$3,332,636
Net earnings[1]	363,452	276,722
Basic net earnings per share of common stock	3.40	2.60
Diluted net earnings per share of common stock[1]	$3.36	$2.55

[1]
On January 1, 2019, CMW amended its retiree medical plans so that no employee hired, or rehired, after that date would be eligible for such retiree medical plans. CMW further amended its retiree medical plans on February 14, 2019 so that no employee who terminates employment after February 14, 2019 is eligible to participate in the retiree medical plans and to terminate its retiree medical plans effective December 31, 2019. The amendments and resulting termination of CMW's retiree medical plans resulted in a gain of approximately $45.8 million. This gain is reflected within net earnings in the unaudited pro forma financial information for the fiscal year ended October 31, 2019. The impact on diluted net earnings per share of common stock for the fiscal year ended October 31, 2019 was $0.42 per diluted share of common stock.

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
L.T. Rich Products, Inc.
Effective March 19, 2018, during the second quarter of fiscal 2018, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities of, L.T. Rich Products, Inc., a manufacturer of professional zero-turn spreader/sprayers, aerators, and snow and ice management equipment. The addition of these products broadened and strengthened the company’s Professional segment solutions for landscape contractors and grounds professionals. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. As of October 31, 2019, the company has finalized the purchase accounting for this acquisition. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations.
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

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified ten operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance.
The Professional business segment consists of turf and landscape equipment; rental, specialty, and underground construction equipment; snow and ice management equipment; and irrigation products. Turf and landscape equipment products include sports fields and grounds maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, and other maintenance equipment. Rental, specialty, and underground construction equipment products include horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, stump grinders, turf renovation products, asset locators, pipe rehabilitation solutions, materials handling equipment, and other after-market tools. Snow and ice management equipment products include snowplows, salt and sand spreaders, and related parts and accessories for light and medium duty trucks, utility task vehicles, skid steers, and front-end loaders. Irrigation products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and ag-irrigation drip tape and hose products, as well as professionally installed lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional business segment products are sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
The Residential business segment consists of walk power mowers, riding mowers, snow throwers, replacement parts, and home solutions products, including trimmers, blowers, blower-vacuums, and underground, hose, and hose-end retail irrigation products sold in Australia and New Zealand. Residential business segment products are sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.
The company's Other activities consist of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data. The company evaluates the performance of its Professional and Residential business segment results based on earnings from operations plus other income, net. The business segment's operating profits or losses include direct costs incurred at the segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. Operating loss for the company's Other activities includes earnings (loss) from the company's domestic wholly-owned distribution companies, corporate activities, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.
The following tables present summarized financial information concerning the company's reportable segments and Other activities (in thousands):

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Net sales	$2,443,448	$661,274	$33,362	$3,138,084
Intersegment gross sales (eliminations)	59,453	310	(59,763)	—
Earnings (loss) before income taxes	380,914	65,151	(123,932)	322,133
Total assets	1,592,065	430,495	307,987	2,330,547
Capital expenditures	57,246	16,970	18,665	92,881
Depreciation and amortization	$63,885	$11,897	$11,916	$87,698

Fiscal Year Ended October 31, 2018	Professional	Residential	Other	Total
Net sales	$1,946,999	$654,413	$17,238	$2,618,650
Intersegment gross sales (eliminations)	29,798	312	(30,110)	—
Earnings (loss) before income taxes	399,806	64,807	(92,216)	372,397
Total assets	916,106	199,273	455,605	1,570,984
Capital expenditures	58,109	16,014	16,001	90,124
Depreciation and amortization	$38,585	$9,999	$12,693	$61,277

Fiscal Year Ended October 31, 2017	Professional	Residential	Other	Total
Net sales	$1,811,705	$673,247	$20,224	$2,505,176
Intersegment gross sales (eliminations)	27,893	332	(28,225)	—
Earnings (loss) before income taxes	379,496	74,704	(101,016)	353,184
Total assets	836,600	189,578	467,609	1,493,787
Capital expenditures	29,786	10,605	17,885	58,276
Depreciation and amortization	$41,313	$10,308	$13,365	$64,986

During fiscal 2019 and fiscal 2018 , no customer accounted for 10 percent or more of total consolidated gross sales. Sales to one customer in the Residential segment accounted for 10.0 percent of total consolidated gross sales in fiscal 2017.
The following table presents the details of operating loss before income taxes for the company's Other activities (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Corporate expenses	$(124,422)	$(92,541)	$(100,928)
Interest expense	(28,835)	(19,096)	(19,113)
Other income	29,325	19,421	19,025
Total operating loss	$(123,932)	$(92,216)	$(101,016)

The following table presents net sales for groups of similar products and services (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Equipment	$2,747,935	$2,210,047	$2,060,354
Irrigation and lighting	390,149	408,603	444,822
Total net sales	$3,138,084	$2,618,650	$2,505,176

The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of net property, plant, and equipment, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (in thousands):

Fiscal Years Ended October 31	United States	Foreign Countries	Total
2019
Net sales	$2,413,153	$724,931	$3,138,084
Long-lived assets	$395,937	$41,380	$437,317
2018
Net sales	$1,975,562	$643,088	$2,618,650
Long-lived assets	$230,246	$41,213	$271,459
2017
Net sales	$1,893,249	$611,927	$2,505,176
Long-lived assets	$194,338	$40,892	$235,230

4	Revenue
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

The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,097,965	$628,521	$21,449	$2,747,935
Irrigation	345,483	32,753	11,913	390,149
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084

Revenue by geographic market:
United States	$1,853,054	$526,737	$33,362	$2,413,153
Foreign Countries	590,394	134,537	—	724,931
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084

Fiscal Year Ended October 31, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,582,024	$617,827	$10,196	$2,210,047
Irrigation	364,975	36,586	7,042	408,603
Total net sales	$1,946,999	$654,413	$17,238	$2,618,650

Revenue by geographic market:
United States	$1,441,815	$516,509	$17,238	$1,975,562
Foreign Countries	505,184	137,904	—	643,088
Total net sales	$1,946,999	$654,413	$17,238	$2,618,650

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
Red Iron primarily provides inventory financing to certain dealers and distributors of the company's equipment and irrigation products. The company also has floor plan financing arrangements with separate third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron. When product sales are financed by Red Iron or other third-party financial institutions, the transactions are structured as an advance in the form of a payment to the company on behalf of a dealer or distributor with respect to invoices financed by the financial institutions. These payments extinguish the obligation of such dealer or distributor to make payment to the company under the terms of the applicable invoice. Under a separate agreement between each financial institution and such dealer or distributor, the financial institution provides a loan to such dealer or distributor for the advances paid by the financial institutions to the company. The company's sales of product to customers that do not elect to finance purchases through Red Iron or the third-party financial institutions are generally on open account with terms that generally approximate 30 to 120 days and the resulting receivables are included within receivables, net on the Consolidated Balance Sheets.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. When determining the transaction price, the company estimates variable consideration by applying the portfolio approach practical expedient under ASC 606. The primary sources of variable consideration for the company are rebate programs, volume incentive programs, floor plan and retail financing programs, cash discounts, and product returns. These sales promotions and incentives are recorded as a reduction to revenue at the time of the initial sale. The company estimates variable consideration related to equipment and irrigation products sold under its sales promotion and incentive programs using the expected value method, which is based on sales terms with customers, historical experience, field inventory levels, volume purchases, and known changes in relevant trends. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Additionally, the company may offer to its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Returns are recorded as a reduction to revenue based on anticipated sales returns estimated from sales terms, historical experience, and trend analysis. The company records obligations for returns within accrued liabilities in the Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for payments received at contract inception in advance of the company's performance under the contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2019 and October 31, 2018, $22.0 million and $14.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. The increase in the October 31, 2019 balance as compared to the October 31, 2018 balance is primarily related to the company's acquisition of CMW on April 1, 2019, which resulted in the assumption of $7.0 million of deferred revenue contract liabilities related to separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. For the fiscal year ended October 31, 2019, the company recognized $5.8 million of the October 31, 2018 deferred revenue balance and $4.4 million of the April 1, 2019 assumed deferred revenue balance related to the CMW acquisition within net sales in the Consolidated Statements of Earnings. The company expects to recognize approximately $10.6 million of the October 31, 2019 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2020 and $11.4 million thereafter.

5	Goodwill and Other Intangible Assets
The company's acquisition of CMW on April 1, 2019 resulted in the recognition of $135.5 million and $264.2 million of goodwill and other intangible assets, respectively, within the company's Professional segment. For additional information on the company's acquisition of CMW, refer to Note 2, Business Combinations.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2019 and 2018 were as follows (in thousands):

	Professional	Residential	Other	Total
Balance as of October 31, 2017	$194,464	$10,565	$—	$205,029
Goodwill acquired	20,739	—	—	20,739
Translation adjustments	(376)	(102)	—	(478)
Balance as of October 31, 2018	214,827	10,463	—	225,290
Goodwill acquired	135,524	—	1,534	137,058
Translation adjustments	(101)	6	—	(95)
Balance as of October 31, 2019	$350,250	$10,469	$1,534	$362,253

Other Intangible Assets
The components of other intangible assets were as follows (in thousands, except for weighted-average useful life amounts):

October 31, 2019	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,230	$(13,102)	$5,128
Non-compete agreements	5.5	6,868	(6,786)	82
Customer-related	18.4	220,390	(33,547)	186,843
Developed technology	7.6	51,911	(31,289)	20,622
Trade names	15.4	7,496	(2,109)	5,387
Backlog and other	0.6	4,390	(4,390)	—
Total amortizable	15.5	309,285	(91,223)	218,062
Non-amortizable - trade names		134,312	—	134,312
Total other intangible assets, net		$443,597	$(91,223)	$352,374

October 31, 2018	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,235	$(12,297)	$5,938
Non-compete agreements	5.5	6,872	(6,771)	101
Customer-related	18.5	89,622	(23,653)	65,969
Developed technology	7.6	31,029	(28,471)	2,558
Trade names	5.0	2,307	(1,805)	502
Other	1.0	800	(800)	—
Total amortizable	14.3	148,865	(73,797)	75,068
Non-amortizable - trade names		30,581	—	30,581
Total other intangible assets, net		$179,446	$(73,797)	$105,649

Amortization expense for definite-lived intangible assets for the fiscal years ended October 31, 2019, 2018, and 2017 was $18.4 million, $7.3 million, and $9.9 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2020, $18.7 million; 2021, $18.3 million; 2022, $17.1 million; 2023, $15.3 million; 2024, $14.3 million; and after 2024, $134.4 million.

6	Indebtedness

The following is a summary of the company's indebtedness (in thousands):

October 31	2019	2018
Revolving credit facility	$—	$91,000
$200 million term loan	100,000	—
$300 million term loan	180,000	—
3.81% series A senior notes	100,000	—
3.91% series B senior notes	100,000	—
7.800% debentures	100,000	100,000
6.625% senior notes	123,916	123,854
Less: unamortized discounts, debt issuance costs, and deferred charges	(3,103)	(2,305)
Total long-term debt	700,813	312,549
Less: current portion of long-term debt	79,914	—
Long-term debt, less current portion	$620,899	$312,549

Principal payments required on the company's outstanding indebtedness in each of the next five fiscal years, based on the maturity dates defined within the company's debt arrangements indebtedness, are as follows: fiscal 2020, $0.0 million; fiscal 2021, $0.0 million; fiscal 2022, $115.0 million; fiscal 2023, $30.0 million; fiscal 2024, $135.0 million; and after fiscal 2024, $425.0 million.
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
As of October 31, 2019, the company had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. As of October 31, 2018, the company had $91.0 million outstanding under the revolving credit facility, $1.5 million outstanding under the sublimit for standby letters of credit, and $507.5 million of unutilized availability under the revolving credit facility. Typically, the company's revolving credit facility is classified as long-term debt within the company's Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies that portion of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Consolidated Balance Sheets. As of October 31, 2018, the $91.0 million of outstanding borrowings under the company's revolving credit facility was classified as long-term debt within the company's Consolidated Balance Sheets.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of October 31, 2019 and October 31, 2018.

Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility, if applicable, bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the fiscal years ended October 31, 2019 and October 31, 2018, the company incurred interest expense of approximately $1.9 million and $1.3 million, respectively. For the fiscal year ended October 31, 2017, the company did not incur interest expense under the revolving credit facility that was in place at that time.
Term Loan Credit Agreement
In March 2019, the company entered into a term loan agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the company's acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of the company's acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, the company is required to make quarterly principal amortization payments of 2.5 percent of the aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium.
As of October 31, 2019, the company has prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively, and has reclassified $79.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Consolidated Balance Sheets as the company intends to prepay such amount utilizing cash flows from operations within the next twelve months. Thus, as of October 31, 2019, there were $100.0 million and $180.0 million of outstanding borrowings under the term loan credit agreement for the $200.0 million three year unsecured senior term loan facility and the $300.0 million five year unsecured senior term loan facility, respectively.
In connection with the company's entry into the term loan credit agreement in March 2019, the company incurred approximately $0.6 million of debt issuance costs, which are being amortized over the life of the respective term loans under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the term loan credit agreement on the company's Consolidated Balance Sheets.
The term loan credit agreement contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's term loan credit agreement as of October 31, 2019. Outstanding borrowings under the term loan credit agreement bear interest at a variable rate based on LIBOR or an alternative variable rate, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2019, the company incurred interest expense of approximately $7.5 million on the outstanding borrowings under the term loan credit agreement.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, the company entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which the company agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81 percent Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91 percent Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, the company issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of the company. As of October 31, 2019, there was $200.0 million of outstanding borrowings under the private placement note purchase agreement, including $100.0 million of outstanding borrowings under the Series A Senior Notes and $100.0 million of outstanding borrowings under the Series B Senior Notes.
The company has the right to prepay all or a portion of either series of the Senior Notes in an amount equal to not less than 10.0 percent of the principal amount of the Senior Notes then outstanding upon notice to the holders of the series of Senior Notes being prepaid for 100.0 percent of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, the company has the right to prepay all of the outstanding Senior Note or each series for 100.0 percent of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, we are required to prepay all of the Senior Notes for the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of October 31, 2019.
In connection with the company's issuance of the Senior Notes in June 2019, the company incurred approximately $0.7 million of debt issuance costs, which are being amortized over the life of the respective Senior Note under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the respective Senior Note on the company's Consolidated Balance Sheets.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year, commencing on December 15, 2019. For the fiscal year ended October 31, 2019, the company incurred interest expense of approximately $2.6 million on the outstanding borrowings under the private placement note purchase agreement.
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

Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For the fiscal years ended October 31, 2019, 2018 and 2017, the company incurred interest expense of approximately $7.9 million, $8.0 million and $8.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fees and direct debt issue costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101.0 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2019, 2018 and 2017, the company incurred interest expense of approximately $8.4 million.

7	Management Actions
Toro Underground Wind Down
On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down the company's Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). The company expects to incur total pretax charges of approximately $10.0 million to $13.0 million related to the Toro underground wind down. For the fiscal year ended October 31, 2019, the company recorded $8.8 million of pre-tax charges related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets that will no longer be used within cost of sales in the Consolidated Statements of Earnings as a result of the Toro underground wind down. Additionally, the company recorded $1.2 million of pre-tax charges related to anticipated inventory retail support activities within net sales in the Consolidated Statements of Earnings for the fiscal year ended October 31, 2019. As of October 31, 2019, the company had a remaining accrual balance of $0.9 million related to the anticipated inventory retail support activities within accrued liabilities in the Consolidated Balance Sheets. The remainder of the estimated pre-tax charges are anticipated to be primarily comprised of costs related to the write-down of future component parts inventory purchases to finalize assembly of the company's remaining Toro-branded large directional drill and riding trencher inventory. Substantially all costs related to the Toro underground wind down are expected to be incurred by the end of fiscal 2020.
Corporate Restructuring
During the fourth quarter of fiscal 2019, the company incurred corporate restructuring charges related to employee severance costs as the company focuses on aligning the company's operations in the most strategic and cost-effective structure subsequent to the company's acquisition of CMW. As a result of such corporate restructuring, the company recorded pre-tax charges of $0.6 million within cost of sales and pre-tax charges of $6.0 million within selling, general and administrative expense in the Consolidated Statements of Earnings during fiscal 2019. The company does not expect to incur additional charges in fiscal 2020 related to this corporate restructuring event.
Divestiture
During the fourth quarter of fiscal 2019, the company divested of a used underground construction equipment business, which was acquired as a result of the company's acquisition of CMW. Such divestiture was immaterial based on the company's Consolidated Financial Condition and Results of Operations.

8	Income Taxes

Earnings before income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Earnings before income taxes:
U.S.	$283,730	$333,136	$307,136
Foreign	38,403	39,261	46,048
Total earnings before income taxes	$322,133	$372,397	$353,184

A reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2019	2018	2017
Statutory federal income tax rate	21.0%	23.3%	35.0%
Excess deduction for stock compensation	(3.7)	(3.5)	(5.3)
Domestic manufacturer's deduction	0.1	(0.9)	(1.2)
State and local income taxes, net of federal benefit	1.1	1.3	0.5
Foreign operations	(0.3)	(0.5)	(2.3)
Federal research tax credit	(1.5)	(1.2)	(1.5)
Foreign-derived intangible income	(1.3)	—	—
Remeasurement of deferred tax assets and liabilities	(0.1)	5.2	—
Deemed repatriation tax	(0.2)	3.6	—
Other, net	(0.2)	(0.3)	(1.0)
Consolidated effective tax rate	14.9%	27.0%	24.2%

On December 22, 2017, the U.S. enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, which significantly modified the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, which resulted in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. The reduced tax rate of 21.0 percent was applicable to the fiscal year ended October 31, 2019. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, provided an incentive on specified export activities, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules.
As of October 31, 2018, the company completed the accounting for the effects of the Tax Act. The company recorded tax expense of $19.3 million for the remeasurement of deferred tax assets and liabilities, and tax expense of $13.4 million for the one-time transition tax on deemed repatriation tax of its non-U.S. subsidiaries. Included with the company's provision for income taxes within the Consolidated Statements of Earnings for the fiscal year ended October 31, 2019 are final immaterial adjustments related to the Tax Act, including a tax benefit of $0.3 million for the remeasurement of deferred tax assets and liabilities and a tax benefit of $0.7 million for the deemed repatriation.
The Global Intangible Low-Taxed Income ("GILTI") provisions under the Tax Act requires the company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, the company is allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (“period cost method”) or (2) factoring such amounts into the company’s measurement of its deferred taxes (“deferred method”).The company has elected the period cost method and therefore, has recorded additional income tax expense, net of offsetting foreign tax credits, in the amount of $1.0 million as a result of GILTI for the fiscal year ended October 31, 2019, which is included within foreign operations in the company's reconciliation of the statutory federal income tax rate to the company's consolidated effective tax rate above.
The Foreign-Derived Intangible Income (“FDII”) provisions of the Tax Act provide an incentive to domestic corporations in the form of a lower tax rate on income derived from tangible and intangible products and services in foreign markets. This lower tax rate is accomplished through an additional tax deduction based on a percentage of qualifying sales. The FDII deduction provided the company an additional tax benefit of $4.2 million in the fiscal year ended October 31, 2019.
Components of the company's provision for income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Current provision:
Federal	$37,415	$64,375	$83,091
State	7,495	6,192	3,036
Foreign	6,846	7,087	8,166
Total current provision	$51,756	$77,654	$94,293
Deferred provision (benefit):
Federal	$(37)	$22,074	$(8,774)
State	(3,205)	308	(101)
Foreign	(364)	422	49
Total deferred provision (benefit)	(3,606)	22,804	(8,826)
Total provision for income taxes	$48,150	$100,458	$85,467

The tax effects of temporary differences that give rise to deferred income tax (liabilities) assets, net, are presented below (in thousands):

October 31	2019	2018
Deferred income tax assets:
Compensation and benefits	$27,969	$24,315
Warranty and insurance	25,788	19,037
Advertising and sales allowance	8,866	7,650
Inventory	4,005	2,742
Other	8,745	5,047
Valuation allowance	(3,199)	(1,178)
Total deferred income tax assets	$72,174	$57,613
Deferred income tax liabilities:
Depreciation	$(40,964)	$(12,381)
Amortization	(75,538)	(8,377)
Total deferred income tax liabilities	(116,502)	(20,758)
Deferred income tax (liabilities) assets, net	$(44,328)	$36,855

The net change in the total valuation allowance between the fiscal years ended October 31, 2019 and 2018 was an increase of $2.0 million, including $1.7 million related to deferred tax assets recorded as a result of the company's purchase accounting for the CMW acquisition related to branch foreign tax credits, as well as future capital loss carryforwards determined not to be realizable. The change in valuation allowance also included loss and credit carryforwards that are expected to expire prior to utilization. As of October 31, 2019, the company had net operating loss carryforwards of approximately $3.4 million in foreign jurisdictions, which are comprised of $2.8 million that do not expire and $0.6 million that expire between fiscal 2020 and fiscal 2028. The company also had domestic credit carryforwards of $1.0 million that expires between fiscal 2029 and fiscal 2034.
The company considers that $17.2 million of undistributed earnings of its foreign operations are intended to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2019, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are expected to be immaterial and have not been recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 31, 2018	$2,345
Increase as a result of tax positions taken during a prior period	149
Increase as a result of tax positions taken during the current period	467
Decrease relating to settlements with taxing authorities	(215)
Reductions as a result of statute of limitations lapses	(73)
Unrecognized tax benefits as of October 31, 2019	$2,673

The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the liability of $2.7 million for unrecognized tax benefits as of October 31, 2019, the company had an amount of $0.5 million of accrued interest and penalties. Included in the balance of unrecognized tax benefits as of October 31, 2019 are potential benefits of $2.5 million that, if recognized, would affect the effective tax rate from continuing operations.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2015. The Internal Revenue Service completed an audit of fiscal 2014 through fiscal 2017, with no material adjustments to tax expense or unrecognized tax benefits. The company is also under audit in certain state jurisdictions and expects various statutes of limitation to expire during the next

12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

9	Stock-Based Compensation Plans
The company maintains the 2010 plan for executive officers, other employees, and non-employee members of the company's Board of Directors. The 2010 plan allows the company to grant equity-based compensation awards, including stock options, restricted stock units, restricted stock, and performance share awards. The number of unissued shares of common stock available for future equity-based grants under the 2010 plan was 4,358,384 as of October 31, 2019. Shares of common stock issued upon exercise or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based awards were as follows (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Unrestricted common stock awards	$592	$530	$538
Stock option awards	6,537	5,006	5,496
Restricted stock units	3,230	2,997	2,300
Performance share awards	3,070	3,628	5,183
Total compensation cost for stock-based awards	$13,429	$12,161	$13,517
Related tax benefit from stock-based awards	$3,200	$2,905	$5,001

Unrestricted Common Stock Awards
During fiscal 2019, 2018, and 2017, 10,090, 8,388, and 11,412 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the board and are recorded in selling, general and administrative expense in the Consolidated Statements of Earnings.

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
The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2019	2018	2017
Expected life of option in years	6.31	6.04	6.02
Expected stock price volatility	19.83%	20.58%	22.15%
Risk-free interest rate	2.77%	2.21%	2.03%
Expected dividend yield	1.18%	0.97%	1.01%
Per share weighted-average fair value at date of grant	$12.83	$14.25	$12.55

The table below presents stock option activity for fiscal 2019:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2018	3,738,604	$34.01	5.0	$87,470
Granted	507,028	58.62
Exercised	(1,388,044)	21.66
Canceled/forfeited	(9,468)	55.24
Outstanding as of October 31, 2019	2,848,120	$44.34	5.7	$93,392
Exercisable as of October 31, 2019	1,861,173	$35.98	4.4	$76,592

As of October 31, 2019, there was $3.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.84 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Market value of stock options exercised	$92,352	$70,775	$58,976
Intrinsic value of options exercised[1]	$62,288	$53,778	$48,017

[1]	Intrinsic value is calculated as the amount by which the stock price at exercise date exceeded the option exercise price.
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
Factors related to the company's restricted stock unit awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2019	2018	2017
Weighted-average per award fair value at date of grant	$66.26	$63.24	$66.09
Fair value of restricted stock units vested	$3,083	$4,888	$3,604

The table below summarizes the activity during fiscal 2019 for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2018	99,554	$59.15
Granted	76,496	66.26
Vested	(47,357)	54.38
Forfeited	(4,226)	58.94
Unvested as of October 31, 2019	124,467	$65.30

As of October 31, 2019, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.25 years.
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
Factors related to the company's performance share awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2019	2018	2017
Weighted-average per award fair value at date of grant	$59.58	$65.40	$54.52
Fair value of performance share awards vested	$6,300	$8,419	$7,018

The table below summarizes the activity during fiscal 2019 for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2018	221,392	$50.96
Granted	69,600	59.58
Vested	(91,803)	38.89
Canceled/forfeited	(6,335)	61.34
Unvested as of October 31, 2019	192,854	$59.47

As of October 31, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.86 years.

10	Stockholders' Equity

Stock Repurchase Program
On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company's Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. This authorized stock repurchase program has no expiration date but may be terminated by the Board at any time.
During fiscal 2019, 2018, and 2017, the company paid $20.0 million, $160.4 million, and $159.4 million to repurchase an aggregate of 359,758 shares, 2,579,864 shares, and 2,710,837 shares, respectively, under the authorized stock repurchase program. As a result of the company's acquisition of CMW on April 1, 2019, the company curtailed the repurchase of shares of its common stock under the authorized stock repurchase program during the company's fiscal 2019 second, third, and fourth quarters. As of October 31, 2019, 7,042,256 shares remained authorized by the company's Board of Directors for repurchase. The authorized stock repurchase program does not include shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain equity securities granted under the company's stock-based compensation plans.
Treasury Shares
As of October 31, 2019, the company had a total of 21,385,919 treasury shares at a cost of $1,374.0 million. As of October 31, 2018, the company had a total of 22,527,348 treasury shares at a cost of $1,448.4 million.
Accumulated Other Comprehensive Loss
Components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity are as follows (in thousands):

As of October 31	2019	2018	2017
Foreign currency translation adjustments	$31,025	$29,711	$21,303
Pension and post-retirement benefits	4,861	561	2,012
Cash flow derivative instruments	(3,837)	(6,335)	805
Total accumulated other comprehensive loss	$32,049	$23,937	$24,120

The components and activity of AOCL are as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive (income) loss before reclassifications	1,314	4,300	(4,048)	1,566
Amounts reclassified from AOCL	—	—	6,546	6,546
Net current period other comprehensive loss	1,314	4,300	2,498	8,112
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2017	$21,303	$2,012	$805	$24,120
Other comprehensive (income) loss before reclassifications	8,408	(1,035)	(5,489)	1,884
Amounts reclassified from AOCL	—	—	(1,926)	(1,926)
Net current period other comprehensive (income) loss	8,408	(1,035)	(7,415)	(42)
Reclassification due to the adoption of ASU 2018-02	—	(416)	275	(141)
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937

For additional information on the components of AOCL associated with pension and post-retirement benefits refer to Note 15, Employee Retirement Plans. For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 13, Financial Instruments.

11	Investment in Joint Venture

In fiscal 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that primarily provides inventory financing to certain distributors and dealers of the company’s products in the U.S. Under a separate arrangement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of the company's products in Canada. On November 29, 2016, during the first quarter of fiscal 2017, the company entered into amended agreements for its Red Iron joint venture with TCFIF. As a result, the amended term of Red Iron will continue until October 31, 2024, subject to two-year extensions thereafter. Either the company or TCFIF may elect not to extend the amended term, or any subsequent term, by giving one-year written notice to the other party.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $550.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2019 and 2018 was $24.1 million and $22.5 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
Under the financing agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company also entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this repurchase agreement is limited to the difference between the amount paid to Red Iron and TCFCFC for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this repurchase agreement for the fiscal years ended October 31, 2019, 2018, and 2017.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement during fiscal 2019, 2018, and 2017 was $1,924.9 million, $1,959.7 million, and $1,847.7 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2019 and 2018 were $21.7 million and $21.4 million, respectively.
Summarized financial information for Red Iron is presented as follows (in thousands):

For the Twelve Months Ended October 31	2019	2018	2017
Revenue	$47,569	$42,051	$35,158
Interest and operating expenses, net	(21,011)	(17,288)	(13,030)
Net income	$26,558	$24,763	$22,128

As of October 31	2019	2018
Finance receivables, net	$486,834	$446,138
Other assets	3,733	3,449
Total assets	$490,567	$449,587

Notes payable	$419,308	$378,128
Other liabilities	17,594	21,366
Partners' capital	53,665	50,093
Total liabilities and partners' capital	$490,567	$449,587

12	Commitments and Contingent Liabilities
Leases
The company enters into contracts for operating lease agreements for certain property, plant, or equipment assets in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, marketing and distribution activities. Total rental expense for operating leases was $34.1 million, $27.4 million and $27.9 million for the fiscal years ended October 31, 2019, 2018 and 2017, respectively. As of October 31, 2019, future minimum lease payments under noncancelable operating leases amounted to $83.1 million as follows: fiscal 2020, $17.1 million; fiscal 2021, $15.8 million; fiscal 2022, $12.8 million; fiscal 2023, $9.8 million; fiscal 2024, $8.9 million; and after fiscal 2024, $18.7 million.
Customer Financing Arrangements
Wholesale Financing
The company is party to a joint venture with TCFIF established as Red Iron to provide wholesale financing to certain dealers and distributors of certain of the company's products. Refer to Note 11, Investment in Joint Venture for additional information related to Red Iron. Financing agreements are also in place with separate third-party financial institutions to provide financing to certain dealers not financed through Red Iron, including those in Australia and as a result of the company's acquisition of CMW. These separate third-party financial institutions purchased $235.4 million of receivables from the company during fiscal 2019. As of October 31, 2019, $148.4 million of receivables financed by these separate third-party financial institutions, excluding Red Iron, was outstanding. During fiscal 2018, $29.8 million of receivables were purchased from the company by these third-party financial institutions and $13.0 million of receivables was outstanding as of October 31, 2018. The increase in financing activity with these institutions is a result of the company's acquisition of CMW. For additional information on the acquisition of CMW, refer to Note 2, Business Combinations.
Additionally, as a result of the company's financing agreements with the separate third-party financial institutions, the company also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the separate third-party financial institutions. As of October 31, 2019, the company was contingently liable to repurchase up to a maximum amount of $125.9 million of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these repurchase agreements is limited to the difference between the amount paid to the separate third-party financial institutions for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under these repurchase agreements for the fiscal years ended October 31, 2019, 2018, and 2017.
End-User Financing
The company has agreements with third-party financing companies to provide lease-financing options to golf course, sports fields and grounds equipment and underground construction customers in the U.S., Canada, Australia, and select countries in Europe. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies.
From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the customer for lease payments to the third-party finance company. The company's maximum exposure for credit collection as of October 31, 2019 was $10.1 million.
Purchase Commitments
As of October 31, 2019, the company had $22.8 million of noncancelable purchase commitments with certain of the company's suppliers for commodities and supplies as part of the normal course of business. The company also entered into commitments for machinery and equipment purchases to support renovation efforts at its Plymouth, Wisconsin distribution center and certain international facilities. As of October 31, 2019, the amount of the remaining obligation under these commitments was $1.9 million.
Letters of Credit
The company has access to an unsecured senior five-year revolving credit facility that, among other things, includes a $10.0 million sublimit for standby letters of credit. As of October 31, 2019 and October 31, 2018, the company had $1.9 million and $1.5 million outstanding under the sublimit for standby letters of credit, respectively. Refer to Note 6, Indebtedness, for additional information related to the company's revolving credit facility.
The company's domestic and non-U.S. operations maintain import letters of credit during the normal course of business, as required by some vendor contracts. Collectively, these import letters of credit had a maximum availability of $13.3 million and $13.5 million as of October 31, 2019 and October 31, 2018, respectively. As of October 31, 2019 and October 31, 2018, the company had $4.7 million and $6.7 million, respectively, in outstanding import letters of credit.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable and derivative instruments. Accounts receivable balances are concentrated in the Professional and Residential business segments. The credit risk associated with these business segments is limited because of the large number of customers in the company's customer base and their geographic dispersion, except for the Residential segment, which has historically had significant sales to The Home Depot. The credit risk associated with the company's derivative instruments is limited as the company enters into derivative instruments with multiple counterparties that are highly rated financial institutions.
Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third-party customers, sales and loans to wholly owned foreign subsidiaries, foreign plant operations, and purchases from suppliers. The company’s primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.
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
Cash Flow Hedging Instruments
The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third-parties, foreign plant operations, and purchases from suppliers. At the cash flow hedge’s inception and on an ongoing basis, the company formally assesses whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods.
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
As of October 31, 2019, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $244.6 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2019	2018
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$8,642	$8,596
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	2,256	2,305
Total assets	$10,898	$10,901
Derivative liabilities:
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$9	$13
Total liabilities	$9	$13

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
The following table shows the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2019	2018
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$11,056	$10,901
Gross liabilities offset in the Consolidated Balance Sheets	(158)	—
Net amounts of assets presented in the Consolidated Balance Sheets	$10,898	$10,901
Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(9)	$(13)
Gross assets offset in the Consolidated Balance Sheets	—	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(9)	$(13)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (in thousands):

	Gain (Loss) Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2019	2018	2019	2018
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$5,732	$(2,914)	$(2,268)	$7,008
Cost of sales	814	988	(230)	132
Total derivatives designated as cash flow hedging instruments	$6,546	$(1,926)	$(2,498)	$7,140

During fiscal 2019 and 2018, the company recognized immaterial gains within other income, net due to the discontinuance of cash flow hedge accounting on forward currency contracts designated as cash flow hedging instruments. As of October 31, 2019, the company expects to reclassify approximately $4.0 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (in thousands):

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2019	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,138,084	$(2,090,121)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	5,732	814
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$5,358	$135

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2018	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,618,650	$(1,677,639)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(2,914)	988
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$490	$(369)

The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (in thousands):

Fiscal Years Ended October 31	2019	2018
Gain (loss) on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other income, net	$(2,087)	$2,930
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(2,087)	$2,930

14	Fair Value
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the fiscal years ended October 31, 2019 and 2018.
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2019 and 2018, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,898	$—	$10,898	$—
Total assets	$10,898	$—	$10,898	$—
Liabilities:
Forward currency contracts	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2018	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,901	$—	$10,901	$—
Total assets	$10,901	$—	$10,901	$—
Liabilities:
Forward currency contracts	$13	$—	$13	$—
Total liabilities	$13	$—	$13	$—

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
Included in long-term debt is $423.9 million of fixed rate debt that is not subject to variable interest rate fluctuations. The fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $493.8 million compared to its carrying amount of $423.9 million. As of October 31, 2018, the estimated fair value of long-term debt with fixed interest rates was $260.5 million compared to its carrying amount of $221.5 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

15	Employee Retirement Plans
Defined Contribution Plans
The company maintains The Toro Company Investment, Savings, and Employee Stock Ownership Plan for eligible employees. The company's expenses under this plan were $23.4 million, $18.8 million, and $17.9 million for the fiscal years ended October 31, 2019, 2018, and 2017, respectively. The increase in expense for the year ended October 31, 2019, as compared to the year ended October 31, 2018, was primarily due to the company's acquisition of CMW during the company's fiscal 2019 second quarter. Refer to Note 2, Business Combinations, for additional information regarding the company's acquisition of CMW.
Defined Benefit Plans
The company has defined benefit, supplemental, and other retirement plans covering certain employees in the U.S. and the United Kingdom ("retirement plans"). The projected benefit obligation and accumulated benefit obligation of the retirement plans were $39.5 million and $36.3 million, as of October 31, 2019 and 2018, respectively. The net liability amount recognized in the Consolidated Balance Sheets for the retirement plans was $1.4 million and $5.1 million as of October 31, 2019, respectively. The fair value of the retirement plans assets as of October 31, 2019 and 2018 was $38.0 million and $33.2 million, respectively. The net funded status of these plans as of October 31, 2019 and 2018 was underfunded at $1.5 million and $3.1 million, respectively.
Service costs of these plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized income of $6.6 million for the fiscal year ended October 31, 2019 and recognized expense of $0.2 million and $1.5 million for the fiscal years ended October 31, 2018 and 2017, respectively, within the Consolidated Statements of Earnings for the retirement plans.
Amounts recognized in AOCL consisted of (in thousands):

Fiscal Years Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2019
Net actuarial loss	$4,861	$—	$4,861
Accumulated other comprehensive loss	$4,861	$—	$4,861
2018
Net actuarial loss (gain)	$4,632	$(4,071)	$561
Accumulated other comprehensive loss (income)	$4,632	$(4,071)	$561

The following amounts are included within AOCL as of October 31, 2019 and are expected to be recognized as components of net periodic benefit (income) cost during fiscal 2020 (in thousands):

October 31, 2019	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
Net actuarial gain	$(139)	$—	$(139)
Total net periodic benefit income	$(139)	$—	$(139)

Amounts recognized in net periodic benefit cost (income) and other comprehensive loss (income) consisted of (in thousands):

Fiscal Year Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2019
Net actuarial loss (gain)	$154	$(1,138)	$(984)
Amortization of unrecognized actuarial gain	71	5,213	5,284
Total recognized in other comprehensive income	$225	$4,075	$4,300
Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$396	$(2,653)	$(2,257)

Fiscal Year Ended October 31	Defined Benefit Pension Plans	Post-Retirement Benefit Plan	Total
2018
Net actuarial (gain)	$(277)	$(745)	$(1,022)
Amortization of unrecognized actuarial gain (loss)	(300)	287	(13)
Total recognized in other comprehensive income	$(577)	$(458)	$(1,035)
Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$106	$(1,322)	$(1,216)

The company has omitted the remaining disclosures for its retirement plans as the company deems these retirement plans to be immaterial to its Consolidated Financial Statements.

16	Other Income, Net
Other income (expense) is as follows (in thousands):

Fiscal Years Ended October 31	2019	2018	2017
Interest income	$2,753	$2,463	$1,359
Retail financing revenue	1,178	1,232	1,097
Foreign currency exchange rate gain	1,558	1,127	1,543
Loss on asset disposals	(484)	—	—
Non-cash income from finance affiliate	11,948	11,143	9,960
Litigation settlements, net of recoveries	(1,659)	(700)	(65)
Net periodic benefit income on defined benefit pension and post-retirement plans	6,822	—	—
Miscellaneous	3,823	3,143	3,293
Total other income, net	$25,939	$18,408	$17,187

17	Subsequent Events
On December 20, 2019, Toro (or one of Toro’s wholly owned subsidiaries), TCFIF (or one of TCFIF’s wholly owned subsidiaries or affiliates), and Red Iron amended certain agreements pertaining to the Red Iron joint venture, including: (i) a Third Amendment to Agreement to Form Joint Venture between Toro and TCFIF (“JV Amendment”); (ii) a Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC between Red Iron Holding Corporation, a wholly owned subsidiary of Toro (“Red Iron Holding”), and TCFIF Joint Venture I, LLC, a wholly owned subsidiary of TCFIF (“TCFIF JV I”) (“LLC Amendment”); (iii) a Third Amendment to Credit and Security Agreement between TCFIF, as lender, and Red Iron, as borrower (“Credit Agreement Amendment”); and (iv) a First Amendment to Fourth Amended and Restated Program and Repurchase Agreement between Toro and Red Iron (“Program and Repurchase Agreement Amendment”).
The purpose of these amendments is, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to Toro’s distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of Red Iron from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either party provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of Toro products that are subject to exclusivity, inclusion of a two-year review period by Toro for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment Toro received from TCFIF in 2016 (the “2016 Exclusivity Payment”); (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from Toro and its affiliates by its distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments. For additional information regarding Toro’s Red Iron joint venture, refer to Note 11, Investment in Joint Venture.
The company has evaluated all additional subsequent events and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

18	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2019 and 2018 are as follows (dollars in thousands, except per share data):

	Quarter
Fiscal Year Ended October 31, 2019	First	Second[2]	Third[2]	Fourth
Net sales	$602,956	$962,036	$838,713	$734,379
Gross profit	215,617	321,298	265,981	245,067
Net earnings	59,540	115,570	60,607	38,266
Basic net earnings per share[1]	0.56	1.08	0.57	0.36
Diluted net earnings per share[1]	$0.55	$1.07	$0.56	$0.35

	Quarter
Fiscal Year Ended October 31, 2018	First	Second	Third	Fourth
Net sales	$548,246	$875,280	$655,821	$539,303
Gross profit	204,239	324,056	233,653	179,063
Net earnings	22,604	131,289	79,009	39,037
Basic net earnings per share[1]	0.21	1.23	0.75	0.37
Diluted net earnings per share[1]	$0.21	$1.21	$0.73	$0.36

[1]	Basic and diluted net earnings per share amounts may not equal the full year total due to changes in the number of weighted-average shares of common stock outstanding during the periods and rounding.

[2]
During fiscal 2019, CMW's financial position, results of operations, and cash flows were reported on a calendar month end. Accordingly, April 30, 2019 and July 31, 2019 were the calendar quarterly period end dates closest to the company's quarterly fiscal periods ended May 3, 2019 and August 2, 2019, respectively. This reporting period difference did not have material impact on the company's Consolidated Results of Operations during the company's second and third fiscal quarters. For the company's fiscal 2019 fourth quarter, the reporting period end for both CMW and the company was October 31, 2019.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, the company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible internal controls.
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
Evaluation of Internal Control Over Financial Reporting
The company's management report on internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Report of Independent Registered Public Accounting Firm." With the exception of integration activities in connection with the company's acquisition of CMW, there was no change in the company's internal control over financial reporting that occurred during the company's fourth fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
On April 1, 2019, the company completed its acquisition of CMW. Prior to this acquisition, CMW was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. As of and for the fiscal year ended October 31, 2019, CMW accounted for approximately 35.0 percent of consolidated total assets and 14.8 percent of consolidated net sales of the company.
As part of the company's ongoing integration activities, the company is in the process of incorporating internal controls over significant processes specific to CMW that the company believes are appropriate and necessary to account for the acquisition and to consolidate and report the company's financial results. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. Accordingly, the company has excluded CMW from the company's assessment of internal control over financial reporting as of October 31, 2019 as the company's integration activities are ongoing and incomplete. Refer to the company's management report on internal control over financial reporting included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data" under the caption "Management's Report on Internal Control over Financial Reporting" for additional information.
ITEM 9B.   OTHER INFORMATION
On December 20, 2019, Toro (or one of Toro’s wholly owned subsidiaries), TCFIF (or one of TCFIF’s wholly owned subsidiaries or affiliates), and Red Iron amended certain agreements pertaining to the Red Iron joint venture, including: (i) a Third Amendment to Agreement to Form Joint Venture between Toro and TCFIF (“JV Amendment”); (ii) a Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC between Red Iron Holding Corporation, a wholly owned subsidiary of Toro (“Red Iron Holding”), and TCFIF Joint Venture I, LLC, a wholly owned subsidiary of TCFIF (“TCFIF JV I”) (“LLC Amendment”); (iii) a Third Amendment to Credit and Security Agreement between TCFIF, as lender, and Red Iron, as borrower (“Credit Agreement Amendment”); and (iv) a First Amendment to Fourth Amended and Restated Program and Repurchase Agreement between Toro and Red Iron (“Program and Repurchase Agreement Amendment”).
The purpose of these amendments is, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to Toro’s distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of Red Iron from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either party provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of Toro products that are subject to exclusivity, inclusion of a two-year review period by Toro for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment Toro received from TCFIF in 2016 (the “2016 Exclusivity Payment”); (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from Toro and its affiliates by its distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments. Toro expects that the amendments will result in higher net sales and lower other income from Toro’s equity investment in Red Iron within Toro's Consolidated Statements of Earnings, primarily due to (a) Toro reflecting the anticipated price realization in net sales as a result of the revised rate structure and (b) Toro no longer recognizing the 2016 Exclusivity Payment in other income, net.
Toro plans to file copies of the JV Amendment, LLC Amendment, Credit Agreement Amendment, and Program and Repurchase Agreement Amendment to its Quarterly Report on Form 10-Q for the period ending January 31, 2020. For additional information regarding Toro’s Red Iron joint venture, refer to Note 11, Investment in Joint Venture, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Board Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," and "Corporate Governance — Board Committees," in the company's proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2019, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2019 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investor Information" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics by posting such information on its website at www.thetorocompany.com (select the "Investor Information" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11.   EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Director Compensation" in the company's proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the

company's proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following Consolidated Financial Statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report:

2.	List of Financial Statement Schedules
The following financial statement schedule of The Toro Company and its subsidiaries is included herein:

Schedule II — Valuation and Qualifying Accounts	96
All other schedules are omitted because the required information is inapplicable, immaterial, or the information is presented in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

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

2.10
Asset Purchase Agreement dated as of October 27, 2014 among The Toro Company, Northern Star Industries, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).**

2.11
Agreement and Plan of Merger dated as of February 14, 2019 among The Toro Company, Helix Company, Inc., The Charles Machine Works, Inc. and Agent 186 LLC, as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 14, 2019, Commission File No. 1-8649).**

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

3.3 and 4.3	Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).
4.4	Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2008, Commission File No. 1-8649).
4.5	Description of Common Stock of The Toro Company (filed herewith).
4.6
Indenture dated as of January 31, 1997 between Registrant and First National Trust Association, as Trustee, relating to The Toro Company's 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T)

4.7
Indenture dated as of April 20, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.8
First Supplemental Indenture dated as of April 26, 2007, between Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

4.9	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).
10.1
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.2	Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (filed herewith).*
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

10.9
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

10.13
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

10.16
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.17
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

10.21
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.22
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 19, 2015, Commission File No. 1-8649).*

10.23
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).*

10.24
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

10.26 (2)
First Amendment to Credit and Security Agreement dated June 6, 2012 by and between Red Iron Acceptance, LLC and TCF Inventory Finance,  Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

10.27
Second Amendment to Credit and Security Agreement dated November 29, 2016 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

10.28
Term Loan Credit Agreement dated as of March 19, 2019, by and among The Toro Company, as Borrower, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 19, 2019, Commission File No. 1-8649).

10.29
Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and the purchasers listed on the Purchaser Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2019, Commission File No. 1-8649).

21	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, filed with the SEC on December 20, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2019, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2019, (iii) Consolidated Balance Sheets as of October 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2019, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2019, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16.   FORM 10-K SUMMARY
None.

SCHEDULE II
THE TORO COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

(Dollars in thousands)	Balance as of the Beginning of the Fiscal Year	Charged to Costs and Expenses[1]	Acquisitions	Deductions[2]	Balance as of the End of the Fiscal Year
Fiscal year ended October 31, 2019
Accrued advertising and marketing programs	$89,450	$402,087	$6,669	$394,789	$103,417
Fiscal year ended October 31, 2018
Accrued advertising and marketing programs	85,934	387,774	—	384,258	89,450
Fiscal year ended October 31, 2017
Accrued advertising and marketing programs	$81,315	$377,989	$—	$373,370	$85,934

[1]
Provision consists of off-invoice discounts, rebate programs, incentive discounts, financing programs, various commissions, and cooperative advertising. The expense of each program is classified either as a reduction from gross sales or as a component of selling, general, and administrative expense as explained in more detail in the section entitled "Sales Promotions and Incentives" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and in Note 1, Summary of Significant Accounting Policies and Related Data of the Notes to Consolidated Financial Statements, in the section entitled "Sales Promotions and Incentives" included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.

[2]	Claims paid.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY
(Registrant)
By:	/s/ Renee J. Peterson	Dated:	December 20, 2019
Renee J. Peterson Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 20, 2019
Richard M. Olson
/s/ Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)	December 20, 2019
Renee J. Peterson
/s/ Janet K. Cooper	Director	December 20, 2019
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 20, 2019
Gary L. Ellis
/s/ Jeffrey M. Ettinger	Director	December 20, 2019
Jeffrey M. Ettinger
/s/ Katherine J. Harless	Director	December 20, 2019
Katherine J. Harless
/s/ Jeffrey L. Harmening	Director	December 20, 2019
Jeffrey L. Harmening
/s/ D. Christian Koch	Director	December 20, 2019
D. Christian Koch
/s/ Joyce A. Mullen	Director	December 20, 2019
Joyce A. Mullen
/s/ James C. O'Rourke	Director	December 20, 2019
James C. O'Rourke
/s/ Gregg W. Steinhafel	Director	December 20, 2019
Gregg W. Steinhafel
/s/ Michael G. Vale	Director	December 20, 2019
Michael G. Vale