Form 10-Q
period 2020-01-31
TORO CO
filed 2020-03-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2020

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to

Commission File Number: 1-8649

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0580470
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

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

The number of shares of the registrant’s common stock outstanding as of February 27, 2020 was 106,979,296.

THE TORO COMPANY
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 31, 2020	February 1, 2019
Net sales	$767,483	$602,956
Cost of sales	479,395	387,339
Gross profit	288,088	215,617
Selling, general and administrative expense	196,959	145,563
Operating earnings	91,129	70,054
Interest expense	(8,156)	(4,742)
Other income, net	3,166	4,708
Earnings before income taxes	86,139	70,020
Provision for income taxes	16,048	10,480
Net earnings	$70,091	$59,540

Basic net earnings per share of common stock	$0.65	$0.56

Diluted net earnings per share of common stock	$0.65	$0.55

Weighted-average number of shares of common stock outstanding — Basic	107,423	106,258

Weighted-average number of shares of common stock outstanding — Diluted	108,655	107,781

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 31, 2020	February 1, 2019
Net earnings	$70,091	$59,540
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(724)	3,431
Derivative instruments, net of tax of $189 and $(1,352), respectively	652	(4,009)
Other comprehensive loss, net of tax	(72)	(578)
Comprehensive income	$70,019	$58,962

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 31, 2020	February 1, 2019	October 31, 2019
ASSETS
Cash and cash equivalents	$108,914	$249,965	$151,828
Receivables, net	321,192	225,528	268,768
Inventories, net	738,960	416,650	651,663
Prepaid expenses and other current assets	51,442	41,789	50,632
Total current assets	1,220,508	933,932	1,122,891

Property, plant, and equipment, net	431,253	279,270	437,317
Goodwill	362,136	227,091	362,253
Other intangible assets, net	347,643	104,017	352,374
Right-of-use assets	73,137	—	—
Investment in finance affiliate	25,455	25,430	24,147
Deferred income taxes	6,161	39,589	6,251
Other assets	25,316	13,485	25,314
Total assets	$2,491,609	$1,622,814	$2,330,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$113,903	$—	$79,914
Accounts payable	348,003	281,526	319,230
Accrued liabilities	348,027	283,452	357,826
Short-term lease liabilities	14,374	—	—
Total current liabilities	824,307	564,978	756,970

Long-term debt, less current portion	601,016	312,551	620,899
Long-term lease liabilities	62,015	—	—
Deferred income taxes	50,676	1,410	50,579
Other long-term liabilities	41,545	49,478	42,521

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,977,274 shares as of January 31, 2020, 105,746,538 shares as of February 1, 2019, and 106,742,082 shares as of October 31, 2019	106,977	105,747	106,742
Retained earnings	837,194	613,165	784,885
Accumulated other comprehensive loss	(32,121)	(24,515)	(32,049)
Total stockholders’ equity	912,050	694,397	859,578
Total liabilities and stockholders’ equity	$2,491,609	$1,622,814	$2,330,547

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 31, 2020	February 1, 2019
Cash flows from operating activities:
Net earnings	$70,091	$59,540
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash income from finance affiliate	(1,751)	(2,429)
Distributions from (contributions to) finance affiliate, net	442	(459)
Depreciation of property, plant and equipment	18,089	13,670
Amortization of other intangible assets	4,714	1,913
Fair value step-up adjustment to acquired inventory	470	—
Stock-based compensation expense	3,960	3,924
Deferred income taxes	141	(1,225)
Other	175	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables, net	(53,044)	(31,331)
Inventories, net	(88,557)	(52,380)
Prepaid expenses and other assets	237	8,119
Accounts payable, accrued liabilities, deferred revenue and other liabilities	21,734	26,643
Net cash (used in) provided by operating activities	(23,299)	25,985

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,821)	(14,180)
Proceeds from asset disposals	25	3
Investment in unconsolidated entities	—	(150)
Acquisitions, net of cash acquired	—	(12,498)
Net cash used in investing activities	(11,796)	(26,825)

Cash flows from financing activities:
Borrowings under debt arrangements	82,025	—
Repayments under debt arrangements	(68,025)	—
Proceeds from exercise of stock options	6,710	7,569
Payments of withholding taxes for stock awards	(1,361)	(1,872)
Purchases of Toro common stock	—	(20,043)
Dividends paid on Toro common stock	(26,856)	(23,923)
Net cash used in financing activities	(7,507)	(38,269)

Effect of exchange rates on cash and cash equivalents	(312)	(50)

Net decrease in cash and cash equivalents	(42,914)	(39,159)
Cash and cash equivalents as of the beginning of the fiscal period	151,828	289,124
Cash and cash equivalents as of the end of the fiscal period	$108,914	$249,965

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.25 per share	—	(26,856)	—	(26,856)
Issuance of 351,501 shares for stock options exercised and restricted stock units vested	253	3,889	—	4,142
Stock-based compensation expense	—	3,960	—	3,960
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 17,740 shares of common stock	(18)	(1,343)	—	(1,361)
Other comprehensive loss	—	—	(72)	(72)
Net earnings	—	70,091	—	70,091
Balance as of January 31, 2020	$106,977	$837,194	$(32,121)	$912,050

Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.225 per share	—	(23,923)	—	(23,923)
Issuance of 537,786 shares for stock options exercised and restricted stock units vested	538	5,627	—	6,165
Stock-based compensation expense	—	3,924	—	3,924
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 391,900 shares of common stock	(392)	(21,523)	—	(21,915)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(578)	(578)
Net earnings	—	59,540	—	59,540
Balance as of February 1, 2019	$105,747	$613,165	$(24,515)	$694,397

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 31, 2020

1	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States ("U.S.") generally accepted accounting principles ("GAAP") for complete financial statements. Unless the context indicates otherwise, the terms "company," "TTC," "Toro," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated from the unaudited Condensed Consolidated Financial Statements.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the three months ended January 31, 2020 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2020.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Accounting Policies
In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, legal accruals, inventory valuation and reserves, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and definite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.
New Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under legacy accounting guidance at Accounting Standards Codification ("ASC") Topic 840, Leases. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with previous U.S. GAAP under ASC Topic 840, Leases.
ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), was adopted by the company on November 1, 2019, the first quarter of fiscal 2020, under the modified retrospective transition method with no cumulative-effect adjustment to beginning retained earnings within the Condensed Consolidated Balance Sheet as of such date. Under such transition method, the company elected the following practical expedients:

•	The transition package of practical expedients, which among other things, allows the company to carryforward the historical lease classification determined under previous U.S. GAAP.

•	The transition practical expedient to not reassess the company's accounting for land easements that exist as of the adoption of the amended guidance.

•
The short-term lease exemption to not record right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheet for leases with an initial lease term of 12 months or less, which has resulted in recognizing the lease payments related to such leases within the company's Condensed Consolidated Statements of Earnings on a straight-line basis over the lease term.

The company did not elect the transition practical expedient to use hindsight in determining the lease term and in assessing the impairment of right-of-use assets.
Upon adoption of the amended guidance, the company recorded $78.1 million of right-of-use assets and $77.1 million of corresponding lease liabilities within the Condensed Consolidated Balance Sheet as of November 1, 2019. The adoption of the standard did not have a material impact on the company's Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows, business processes, internal controls, and information systems. As permitted under the amended guidance, prior period amounts were not restated, but will continue to be reported under the legacy accounting guidance that was in effect for the respective prior periods.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires that most of the guidance related to stock compensation granted to employees be followed for nonemployees, including the measurement date, valuation approach, and performance conditions. The amended guidance was adopted in the first quarter of fiscal 2020 and did not have a material impact on the company's Condensed Consolidated Financial Statements.

2	Business Combinations
The Charles Machine Works, Inc. ("CMW")
On April 1, 2019 ("closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), the company completed the acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened the company's Professional segment product portfolio and expanded its dealer network, while also providing a complementary geographic manufacturing footprint. The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the merger agreement. At the closing date, the company paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the closing date. During the fourth quarter of fiscal 2019, the company finalized such cash, debt and working capital adjustments and these adjustments resulted in an aggregate merger consideration of $685.0 million ("purchase price"). The company funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings under the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the purchase price, refer to Note 6, Indebtedness. As a result of the acquisition, the company incurred approximately $10.2 million of acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2019 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period.

Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their fair values as of the closing date. As of January 31, 2020, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date, with the exception of the company's valuation of income taxes as the company requires additional information to finalize its valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation of income taxes and complete the allocation of the purchase price during its fiscal 2020 second quarter, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the purchase price to the fair values assigned to the CMW assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations:

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

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $350.1 million as of January 31, 2020 from $215.0 million as of February 1, 2019. No changes were made to the carrying amount of goodwill related to the company's acquisition of CMW from the amounts reported within the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Goodwill is mostly non-deductible for tax purposes.
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

The fair values of the other intangible assets acquired on the closing date, related accumulated amortization from the closing date through January 31, 2020, and weighted-average useful lives were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	18.3	$130,800	$(7,193)	$123,607
Developed technology	7.8	20,900	(2,885)	18,015
Trade names	20.0	5,200	(216)	4,984
Backlog	0.5	3,590	(3,590)	—
Total definite-lived	16.6	160,490	(13,884)	146,606
Indefinite-lived - trade names		103,700	—	103,700
Total other intangible assets, net		$264,190	$(13,884)	$250,306

Amortization expense for the definite-lived intangible assets resulting from the acquisition of CMW for the three months ended January 31, 2020 was $3.1 million. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $9.4 million; fiscal 2021, $12.6 million; fiscal 2022, $11.5 million; fiscal 2023, $10.1 million; fiscal 2024, $9.4 million; fiscal 2025, $7.7 million; and after fiscal 2025, $85.9 million.
Results of Operations
CMW's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements. During the three month period ended January 31, 2020, the company recognized $160.9 million of net sales and $9.4 million of segment earnings from CMW's operations, respectively.
Unaudited Pro Forma Financial Information
Unaudited pro forma financial information has been prepared as if the acquisition had taken place on November 1, 2017 and has been prepared for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place on November 1, 2017 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that may be realized from the integration of the acquisition. The unaudited pro forma results for the three month periods ended January 31, 2020 and February 1, 2019 have been adjusted to exclude the pro forma impact of the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the purchase price allocations and useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the purchase price allocations and useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.
The following table presents unaudited pro forma financial information related to the company's acquisition of CMW:

	Three Months Ended
(Dollars in thousands, except per share data)	January 31, 2020	February 1, 2019
Net sales	$767,483	$777,537
Net earnings	70,561	56,515
Basic net earnings per share of common stock	0.66	0.53
Diluted net earnings per share of common stock	$0.65	$0.52
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
The following tables present summarized financial information concerning the company’s reportable segments and Other activities:

(Dollars in thousands)
Three Months Ended January 31, 2020	Professional	Residential	Other	Total
Net sales	$594,721	$165,848	$6,914	$767,483
Intersegment gross sales (eliminations)	8,771	27	(8,798)	—
Earnings (loss) before income taxes	102,474	21,566	(37,901)	86,139
Total assets	$1,853,739	$324,089	$313,781	$2,491,609

(Dollars in thousands)
Three Months Ended February 1, 2019	Professional	Residential	Other	Total
Net sales	$455,006	$145,158	$2,792	$602,956
Intersegment gross sales (eliminations)	13,609	99	(13,708)	—
Earnings (loss) before income taxes	87,978	13,072	(31,030)	70,020
Total assets	$959,768	$235,520	$427,526	$1,622,814

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019
Corporate expenses	$(32,442)	$(28,314)
Interest expense	(8,156)	(4,742)
Earnings from wholly-owned domestic distribution companies and other income, net	2,697	2,026
Total operating loss	$(37,901)	$(31,030)

4	Revenue
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
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended January 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$523,909	$152,458	$5,525	$681,892
Irrigation	70,812	13,390	1,389	85,591
Total net sales	$594,721	$165,848	$6,914	$767,483

Revenue by geographic market:
United States	$454,396	$130,338	$6,914	$591,648
Foreign Countries	140,325	35,510	—	175,835
Total net sales	$594,721	$165,848	$6,914	$767,483

Three Months Ended February 1, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$387,550	$133,510	$1,969	$523,029
Irrigation	67,456	11,648	823	79,927
Total net sales	$455,006	$145,158	$2,792	$602,956

Revenue by geographic market:
United States	$348,104	$110,515	$2,792	$461,411
Foreign Countries	106,902	34,643	—	141,545
Total net sales	$455,006	$145,158	$2,792	$602,956
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for payments received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of January 31, 2020 and October 31, 2019, $20.5 million and $22.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2020, the company recognized $3.6 million of the October 31, 2019 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $7.1 million of the October 31, 2019 deferred revenue amount within net sales throughout the remainder of fiscal 2020, $6.4 million in fiscal 2021, and $5.0 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2020 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2019	$350,250	$10,469	$1,534	$362,253
Translation adjustments	(116)	(1)	—	(117)
Balance as of January 31, 2020	$350,134	$10,468	$1,534	$362,136

Other Intangible Assets, Net
The components of other intangible assets, net as of January 31, 2020 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,238	$(13,307)	$4,931
Non-compete agreements	5.5	6,875	(6,798)	77
Customer-related	18.4	220,364	(36,970)	183,394
Developed technology	7.6	51,902	(32,264)	19,638
Trade names	15.4	7,485	(2,208)	5,277
Backlog and other	0.6	4,390	(4,390)	—
Total definite-lived	15.5	309,254	(95,937)	213,317
Indefinite-lived - trade names		134,326	—	134,326
Total other intangible assets, net		$443,580	$(95,937)	$347,643
The components of other intangible assets, net as of February 1, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,255	$(12,524)	$5,731
Non-compete agreements	5.5	6,891	(6,794)	97
Customer-related	18.5	89,702	(24,929)	64,773
Developed technology	7.6	31,079	(28,774)	2,305
Trade names	5.0	2,319	(1,850)	469
Other	1.0	800	(800)	—
Total definite-lived	14.2	149,046	(75,671)	73,375
Indefinite-lived - trade names		30,642	—	30,642
Total other intangible assets, net		$179,688	$(75,671)	$104,017

The components of other intangible assets, net as of October 31, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,230	$(13,102)	$5,128
Non-compete agreements	5.5	6,868	(6,786)	82
Customer-related	18.4	220,390	(33,547)	186,843
Developed technology	7.6	51,911	(31,289)	20,622
Trade names	15.4	7,496	(2,109)	5,387
Other	0.6	4,390	(4,390)	—
Total definite-lived	15.5	309,285	(91,223)	218,062
Indefinite-lived - trade names		134,312	—	134,312
Total other intangible assets, net		$443,597	$(91,223)	$352,374

Amortization expense for definite-lived intangible assets during the first quarter of fiscal 2020 and fiscal 2019 was $4.7 million and $1.8 million, respectively. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $14.0 million; fiscal 2021, $18.3 million; fiscal 2022, $17.0 million; fiscal 2023, $15.3 million; fiscal 2024, $14.3 million; fiscal 2025, $12.6 million; and after fiscal 2025, $121.8 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Revolving credit facility	$14,000	$91,000	$—
$200 million term loan	100,000	—	100,000
$300 million term loan	180,000	—	180,000
3.81% series A senior notes	100,000	—	100,000
3.91% series B senior notes	100,000	—	100,000
7.800% debentures	100,000	100,000	100,000
6.625% senior notes	123,931	123,869	123,916
Less: unamortized discounts, debt issuance costs, and deferred charges	(3,012)	(2,318)	(3,103)
Total long-term debt	714,919	312,551	700,813
Less: current portion of long-term debt	113,903	—	79,914
Long-term debt, less current portion	$601,016	$312,551	$620,899

Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2020 and succeeding five fiscal years are as follows: fiscal 2020 (remainder), $0.0 million; fiscal 2021, $0.0 million; fiscal 2022, $9.0 million; fiscal 2023, $132.0 million; fiscal 2024, $153.0 million; fiscal 2025, $0.0 million; and after fiscal 2025, $425.0 million.
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
As of January 31, 2020, the company had $14.0 million outstanding under the revolving credit facility, $1.9 million outstanding under the sublimit for standby letters of credit, and $584.1 million of unutilized availability under the revolving credit facility. As of February 1, 2019, the company had $91.0 million outstanding under the revolving credit facility, $1.5 million outstanding under the sublimit for standby letters of credit, and $507.5 million of unutilized availability under the revolving credit facility. As of October 31, 2019, the company had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. Typically, the company's revolving credit facility is classified as long-term debt within the company's Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies that portion of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of January 31, 2020, the $14.0 million of outstanding borrowings under the company's revolving credit facility was classified as current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company intends to repay such amount within the next twelve months. As of February 1, 2019, the $91.0 million of outstanding borrowings under the company's revolving credit facility was classified as long-term debt within the company's Condensed Consolidated Balance Sheets.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of January 31, 2020, February 1, 2019, and October 31, 2019.
Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the three month periods ended January 31, 2020 and February 1, 2019, the company incurred interest expense of approximately $0.1 million and $0.8 million, respectively, under the revolving credit facility.
Term Loan Credit Agreement
In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the company's acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of the company's acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, the company is required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium.
As of January 31, 2020, the company had prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively, and has reclassified $99.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company intends to prepay such amount utilizing cash flows from operations within the next twelve months. Thus, as of January 31, 2020, there were $100.0 million and $180.0 million of outstanding borrowings under the term loan credit agreement for the $200.0 million three year unsecured senior term loan facility and the $300.0 million five year unsecured senior term loan facility, respectively.
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
The term loan credit agreement contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's term loan credit agreement as of January 31, 2020. Outstanding borrowings under the term loan credit agreement bear interest at a variable rate based on LIBOR or an alternative variable rate, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three month period ended January 31, 2020, the company incurred interest expense of approximately $1.9 million on the outstanding borrowings under the term loan credit agreement.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, the company entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which the company agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, the company issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of the company. As of January 31, 2020, there were $200.0 million of outstanding borrowings under the private placement note purchase agreement, including $100.0 million of outstanding borrowings under the Series A Senior Notes and $100.0 million of outstanding borrowings under the Series B Senior Notes.
The company has the right to prepay all or a portion of either series of the Senior Notes in an amount equal to not less than 10.0 percent of the principal amount of the Senior Notes then outstanding upon notice to the holders of the series of Senior Notes being prepaid for 100.0 percent of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, the company has the right to prepay all of the outstanding Senior Notes or each series for 100.0 percent of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to prepay all of the Senior Notes for the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of January 31, 2020.
In connection with the company's issuance of the Senior Notes in June 2019, the company incurred approximately $0.7 million of debt issuance costs, which are being amortized over the life of the respective Senior Notes under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the respective Senior Notes on the company's Condensed Consolidated Balance Sheets.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three month period ended January 31, 2020, the company incurred interest expense of approximately $1.9 million on the outstanding borrowings under the private placement note purchase agreement relating to the Senior Notes.
7.8% Debentures
In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the three month periods ended January 31, 2020 and February 1, 2019, the company incurred interest expense of approximately $2.0 million.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fee and direct debt issuance costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the three month periods ended January 31, 2020 and February 1, 2019, the company incurred interest expense of approximately $2.1 million.

7	Management Actions

On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down its Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). During fiscal 2019, the company recorded pre-tax charges of $10.0 million as a result of the Toro underground wind down related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets that will no longer be used and anticipated inventory retail support activities. As of January 31, 2020, the company expects to incur total pretax charges of approximately $10.0 million to $11.0 million related to the Toro underground wind down. No pre-tax charges were incurred during the three month period ended January 31, 2020 related to the Toro underground wind down. As of January 31, 2020, the company had a remaining accrual balance of $0.9 million related to the anticipated inventory retail support activities within accrued liabilities in the Condensed Consolidated Balance Sheet as of such date. The remainder of the estimated pre-tax charges are anticipated to be primarily comprised of costs related to the write-down of future component parts inventory purchases to finalize assembly of the company's remaining Toro-branded large directional drill and riding trencher inventory. Substantially all costs related to the Toro underground wind down are expected to be incurred by the end of fiscal 2020.

8	Inventories
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") method for a majority of the company's inventories and the last-in, first-out ("LIFO") and average cost methods for all other inventories. The company establishes a reserve for excess, slow-moving, and obsolete inventory that is equal to the difference between the cost and estimated net realizable value for that inventory. These reserves are based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory.
Inventories were as follows:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Raw materials and work in process	$188,235	$124,458	$179,967
Finished goods and service parts	632,796	364,393	553,767
Total FIFO value	821,031	488,851	733,734
Less: adjustment to LIFO value	82,071	72,201	82,071
Total inventories, net	$738,960	$416,650	$651,663

9	Property and Depreciation
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
Property, plant and equipment was as follows:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Land and land improvements	$55,602	$40,475	$55,613
Buildings and leasehold improvements	276,705	213,927	276,556
Machinery and equipment	450,321	351,390	453,314
Tooling	216,541	215,902	226,870
Computer hardware and software	94,385	83,555	94,409
Construction in process	58,056	45,391	34,937
Property, plant, and equipment, gross	1,151,610	950,640	1,141,699
Less: accumulated depreciation	720,357	671,370	704,382
Property, plant, and equipment, net	$431,253	$279,270	$437,317

10	Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019
Beginning balance	$96,604	$76,214
Provisions	14,031	10,556
Claims	(14,703)	(10,815)
Changes in estimates	691	790
Ending balance	$96,623	$76,745

11	Investment in Finance Affiliate
In fiscal 2009, the company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, established the Red Iron joint venture to primarily provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. Under such joint venture, the company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of the company's products in Canada. On December 20, 2019, during the first quarter of fiscal 2020, the company amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to the company’s distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either the company or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of the company's products that are subject to exclusivity, inclusion of a two-year review period by the company for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment the company received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from the company by its distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments.
The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 31, 2020, February 1, 2019, and October 31, 2019 was $25.5 million, $25.4 million, and $24.1 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
Under the financing agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid to Red Iron and TCFCFC for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the three month periods ended January 31, 2020 and February 1, 2019.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended January 31, 2020 and February 1, 2019 were $405.1 million and $428.8 million, respectively. As of January 31, 2020, Red Iron’s total assets were $520.5 million and total liabilities were $463.9 million. The total amount of receivables due from Red Iron to the company as of January 31, 2020, February 1, 2019, and October 31, 2019 were $29.5 million, $32.3 million and $21.7 million, respectively.

12	Stock-Based Compensation
Compensation costs related to stock-based awards were as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019
Unrestricted common stock awards	$693	$592
Stock option awards	1,777	1,835
Performance share awards	548	804
Restricted stock unit awards	942	693
Total compensation cost for stock-based awards	$3,960	$3,924

Unrestricted Common Stock Awards
During the first three months of fiscal years 2020 and 2019, 8,920 and 10,090 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
Stock Option Awards
Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors on an annual basis in the first quarter of the company’s fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Stock options granted to executive officers and other employees are subject to accelerated vesting if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee director has served on the company’s Board of Directors for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.
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
The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

	Fiscal 2020	Fiscal 2019
Expected life of option in years	6.31	6.31
Expected stock price volatility	19.38%	19.84%
Risk-free interest rate	1.79%	2.77%
Expected dividend yield	0.98%	1.18%
Per share weighted-average fair value at date of grant	$15.37	$12.81

Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2020 and 2019 was $77.08 and $58.53, respectively.
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2020 and 2019 was $77.33 and $59.58, respectively.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Foreign currency translation adjustments	$31,749	$26,280	$31,025
Pension and post-retirement benefits	4,861	561	4,861
Cash flow derivative instruments	(4,489)	(2,326)	(3,837)
Total accumulated other comprehensive loss	$32,121	$24,515	$32,049

The components and activity of AOCL for the first three months of fiscal 2020 and 2019 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive loss before reclassifications	724	—	885	1,609
Amounts reclassified from AOCL	—	—	(1,537)	(1,537)
Net current period other comprehensive (income) loss	724	—	(652)	72
Balance as of January 31, 2020	$31,749	$4,861	$(4,489)	$32,121

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive (income) loss before reclassifications	(3,431)	—	5,490	2,059
Amounts reclassified from AOCL	—	—	(1,481)	(1,481)
Net current period other comprehensive (income) loss	(3,431)	—	4,009	578
Balance as of February 1, 2019	$26,280	$561	$(2,326)	$24,515

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows:

	Three Months Ended
(Shares in thousands)	January 31, 2020	February 1, 2019
Basic
Weighted-average number of shares of common stock	107,380	106,216
Assumed issuance of contingent shares	43	42
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,423	106,258

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,423	106,258
Effect of dilutive securities	1,232	1,523
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,655	107,781

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 262,205 and 786,262 shares of common stock during the first three months of fiscal 2020 and 2019, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

15	Contingencies
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

16	Leases
The company enters into contracts that are, or contain, operating lease agreements for certain property, plant, or equipment assets in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, service, marketing, and distribution activities. Contracts that explicitly or implicitly relate to property, plant, and equipment are assessed at inception to determine if the contract is, or contains, a lease. Such contracts for operating lease agreements convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration.
The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and includes all non-cancelable periods. Additionally, the lease term may also include options to extend or terminate the lease when it is reasonably certain that such options will be exercised after considering all relevant economic and financial factors. Options to extend or terminate a lease are generally exercisable at the company's sole discretion, subject to any required minimum notification period and/or other contractual terms as defined within the respective lease agreement, as applicable. The company's renewal options generally range from extended terms of two to ten years. Certain leases also include options to purchase the identified asset. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within cost of sales or selling, general and administrative expense within the Condensed Consolidated Statements of Earnings as dictated by the nature and use of the underlying asset. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
Lease payments are determined at lease commencement and represent fixed lease payments as defined within the respective lease agreement or, in the case of certain lease agreements, variable lease payments that are measured as of the lease commencement date based on the prevailing index or market rate. Future adjustments to variable lease payments are defined and scheduled within the respective lease agreement and are determined based upon the prevailing mark or index rate at the time of the adjustment relative to the market or index rate determined at lease commencement. Certain other lease agreements contain variable lease payments that are determined based upon actual utilization of the identified asset. Such future adjustments to variable lease payments and variable lease payments based upon actual utilization of the identified asset are not included within the determination of lease payments at commencement but rather, are recorded as variable lease expense in the period in which the variable lease cost is incurred. Additionally, the company's operating leases generally do not include material residual value guarantees. The company has operating leases with both lease components and non-lease components. For all underlying asset classes, the company accounts for lease components separately from non-lease components based on the relative market value of each component. Non-lease components typically consist of common area maintenance, utilities, and/or other repairs and maintenance services. The costs related to non-lease components are not included within the determination of lease payments at commencement.
Right-of-use assets represent the company's right to use an underlying asset throughout the lease term and lease liabilities represent the company's obligation to make lease payments arising from the lease agreement. The company accounts for operating lease liabilities at lease commencement and on an ongoing basis as the present value of the minimum remaining lease payments under the respective lease term. Minimum remaining lease payments are discounted to present value based on the rate implicit in the operating lease agreement or the estimated incremental borrowing rate at lease commencement if the rate implicit in the lease is not readily determinable. Generally, the estimated incremental borrowing rate is used as the rate implicit in the lease is not readily determinable. The estimated incremental borrowing rate represents the rate of interest that the company would have to pay to borrow on a general and unsecured collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The company determines the estimated incremental borrowing rate at lease commencement based on available information at such time, including lease term, lease currency, and geographical market. Right-of-use assets are measured as the amount of the corresponding operating lease liability for the respective operating lease agreement, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs, and impairment of the operating lease right-of-use asset, as applicable.

The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases for the three month period ended January 31, 2020:

(Dollars in thousands)	January 31, 2020
Operating lease expense	$4,834
Short-term lease expense	682
Variable lease expense	37
Total lease expense	$5,553
The following table presents supplemental cash flow information related to the company's operating leases for the three month period ended January 31, 2020:

(Dollars in thousands)	January 31, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$4,741
Right-of-use assets obtained in exchange for lease obligations	$6,133

The following table presents other lease information related to the company's operating leases as of January 31, 2020:

(Dollars in thousands)	January 31, 2020
Weighted-average remaining lease term of operating leases in years	6.2
Weighted-average discount rate of operating leases	2.81%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of January 31, 2020:

(Dollars in thousands)	January 31, 2020
2020 (remaining)	$23,958
2021	16,208
2022	13,476
2023	10,417
2024	9,337
Thereafter	21,217
Total future minimum operating lease payments	94,613
Less: imputed interest	18,224
Present value of operating lease liabilities	$76,389

The following table presents future minimum operating lease payments by respective fiscal year for non-cancelable operating leases under the legacy lease accounting guidance at ASC Topic 840, Leases, as of October 31, 2019:

(Dollars in thousands)	October 31, 2019
2020	$17,135
2021	15,764
2022	12,806
2023	9,772
2024	8,863
Thereafter	18,732
Total future minimum lease payments	$83,072

17	Derivative Instruments and Hedging Activities
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
As of January 31, 2020, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $277.6 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$9,244	$4,333	$8,642
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	3,432	1,503	2,256
Total assets	$12,676	$5,836	$10,898

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$30	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	3	9
Total liabilities	$—	$33	$9

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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 31, 2020	February 1, 2019	October 31, 2019
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$12,841	$5,837	$11,056
Gross liabilities offset in the Condensed Consolidated Balance Sheets	(165)	(1)	(158)
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$12,676	$5,836	$10,898

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$—	$(33)	$(9)
Gross assets offset in the Condensed Consolidated Balance Sheets	—	—	—
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$—	$(33)	$(9)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended January 31, 2020 and February 1, 2019:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,205	$1,238	$584	$(3,481)
Cost of sales	332	243	68	(528)
Total derivatives designated as cash flow hedging instruments	$1,537	$1,481	$652	$(4,009)

The company recognized immaterial gains within other income, net on the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2020 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. For the first quarter of fiscal 2019, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of January 31, 2020, the company expects to reclassify approximately $4.6 million of gains from AOCL to earnings during the next twelve months.

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	January 31, 2020		February 1, 2019
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$767,483	$(479,395)	$602,956	$(387,339)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	1,205	332	1,238	243
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$660	$11	$1,223	$62

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$220	$(1,063)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$220	$(1,063)

18	Fair Value Measurements
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of such forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three month periods ended January 31, 2020 and February 1, 2019, or the fiscal year ended October 31, 2019.

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2020, February 1, 2019, and October 31, 2019, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
January 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$12,676	$—	$12,676	$—
Total assets	$12,676	$—	$12,676	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
February 1, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$5,836	$—	$5,836	$—
Total assets	$5,836	$—	$5,836	$—

Liabilities:
Forward currency contracts	$33	$—	$33	$—
Total liabilities	$33	$—	$33	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,898	$—	$10,898	$—
Total assets	$10,898	$—	$10,898	$—

Liabilities:
Forward currency contracts	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—

Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of business combinations are measured at fair value. For additional information on the company's business combinations and the related nonrecurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations.
Other Fair Value Disclosures
The carrying amounts of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
As of January 31, 2020 and October 31, 2019, the company's long-term debt included $423.9 million of fixed-rate debt that is not subject to variable interest rate fluctuations. The fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of January 31, 2020, the estimated fair value of long-term debt with fixed interest rates was $513.7 million compared to its carrying amount of $423.9 million. As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $493.8 million compared to its carrying amount of $423.9 million.

19	Subsequent Events
Acquisition of Venture Products, Inc. ("Venture Products")
On January 20, 2020, the company entered into an Agreement and Plan of Merger to acquire Venture Products, Inc., a privately held Ohio corporation and the manufacturer of Ventrac-branded products, and an agreement to purchase the real property used by Venture Products ("Purchase Agreement"), for a total purchase price of $167.5 million in cash, subject to certain customary adjustments. On March 2, 2020 ("Venture Products closing date"), pursuant to the Agreement and Plan of Merger and the Purchase Agreement, the company completed its acquisition of Venture Products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broaden and strengthen the company's Professional segment and expands its dealer network.
The Agreement and Plan of Merger was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable consideration as described in the Agreement and Plan of Merger. The separate Purchase Agreement as part of the Venture Products acquisition was with an affiliate of Venture Products and was for the real estate used by Venture Products. The aggregate preliminary consideration was $163.4 million and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products at the Venture Products closing date. Such customary adjustments are expected to be completed during fiscal 2020. The company funded the acquisition with borrowings under its existing unsecured senior revolving credit facility. Due to the limited time since the Venture Products closing date, at this time it is impracticable for the company to make the additional disclosures required under the accounting standards codification guidance for business combinations as the company is still gathering information necessary to provide such disclosures.
The company has evaluated all additional subsequent events and concluded that no other subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

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
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Forward-Looking Information
This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. This discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this report for more information.
Adjusted Non-GAAP Financial Measures and Metrics
Throughout this MD&A, we have provided adjusted non-GAAP financial measures and metrics, which are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), as information supplemental and in addition to the most directly comparable financial measures and metrics presented in this report that are calculated and presented in accordance with U.S. GAAP. We use these adjusted non-GAAP financial measures and metrics in making operating decisions because we believe these adjusted non-GAAP financial measures and metrics provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these adjusted non-GAAP financial measures and metrics facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.
We believe that these adjusted non-GAAP financial measures and metrics, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. Reconciliations of adjusted non-GAAP financial measures and metrics to the most directly comparable reported U.S. GAAP financial measures and metrics are included in the section titled "Adjusted Non-GAAP Financial Measures and Metrics" within this MD&A. These adjusted non-GAAP financial measures and metrics, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures and metrics. Further, these adjusted non-GAAP financial measures and metrics may differ from similar measures and metrics used by other companies.
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
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. Such Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. Unless the context indicates otherwise, the terms "company," "TTC," "Toro," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries.

Business Combinations
Acquisition of Venture Products, Inc. ("Venture Products")
On January 20, 2020, we entered into an agreement and plan of merger to acquire Venture Products, Inc., a privately held Ohio corporation and the manufacturer of Ventrac-branded products, and an agreement to purchase the real property used by Venture Products ("Purchase Agreement"), for a total purchase price of $167.5 million in cash, subject to certain customary adjustments. On March 2, 2020 ("Venture Products closing date"), subsequent to the end of the first quarter of fiscal 2020, pursuant to the Agreement and Plan of Merger and the Purchase Agreement, we completed the acquisition of Venture Products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broaden and strengthen our Professional segment and expands our dealer network.
The Agreement and Plan of Merger was structured as a merger, pursuant to which a wholly-owned subsidiary of TTC merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of TTC. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable consideration as described in the Agreement and Plan of Merger. The separate Purchase Agreement as part of the Venture Products acquisition was with an affiliate of Venture Products and was for the real estate used by Venture Products. The aggregate preliminary consideration was $163.4 million and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products at the Venture Products closing date. Such customary adjustments are expected to be completed during fiscal 2020. We funded the acquisition with borrowings under our existing unsecured senior revolving credit facility.
Acquisition of The Charles Machine Works, Inc. ("CMW")
On April 1, 2019 ("CMW closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("merger agreement"), we completed our acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. At the CMW closing date, we paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW at the CMW closing date. During the fourth quarter of fiscal 2019, we finalized such cash, debt and working capital adjustments and these adjustments resulted in an aggregate merger consideration of $685.0 million ("purchase price"). We funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings under our unsecured senior revolving credit facility. For additional information regarding the acquisition and the financing agreements utilized to fund the purchase price, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Condensed Consolidated Financial Statements included in Part 1. Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
For the first quarter of fiscal 2020, our net sales increased 27.3 percent, as compared to the first quarter of fiscal 2019. Professional segment net sales increased 30.7 percent for the first quarter comparison, primarily due to incremental sales as a result of our acquisition of CMW, improved net price realization, and strong shipments of snow and ice management products, partially offset by fewer shipments of our landscape contractor zero-turn riding mowers. Residential segment net sales increased 14.3 percent for the first quarter comparison, mainly due to incremental shipments as a result of our expanded mass retail channel and increased sales of Pope-branded irrigation products, partially offset by fewer shipments of walk power mowers.
Net earnings for the first quarter of fiscal 2020 were $70.1 million, or $0.65 per diluted share, compared to $59.5 million, or $0.55 per diluted share, for the first quarter of fiscal 2019. This increase was primarily driven by improved gross margins and incremental earnings as a result of our CMW acquisition, partially offset by increased interest expense due to higher average outstanding borrowings and a lower benefit from the excess tax deduction for share-based compensation.
Adjusted non-GAAP net earnings for the first quarter of fiscal 2020 were $69.7 million, or $0.64 per diluted share, compared to $56.7 million, or $0.53 per diluted share, for the prior year comparative period, an increase of 20.8 percent per diluted share. The primary factors contributing to the adjusted non-GAAP net earnings increase for the first quarter included improved gross margins and incremental earnings as a result of our CMW acquisition, partially offset by increased interest expense on higher average outstanding borrowings. Reconciliations of adjusted non-GAAP financial measures and metrics to the most directly comparable reported U.S. GAAP financial measures and metrics are included in the section titled "Adjusted Non-GAAP Financial Measures and Metrics" within this MD&A.

We increased our cash dividend for the first quarter of fiscal 2020 by 11.1 percent to $0.25 per share compared to the $0.225 per share cash dividend paid in the first quarter of fiscal 2019.
Field inventory levels were higher as of the end of the first quarter of fiscal 2020 than the end of the first quarter of fiscal 2019, primarily as a result of higher Professional segment field inventory due to incremental field inventory as a result of our acquisition of CMW and higher field inventory for our landscape contractor zero-turn riding mowers due to soft retail demand as a result of the unfavorable weather conditions throughout fiscal 2019, as well as higher Residential segment field inventory due to initial shipments into our expanded mass retail channel.
Three-Year Employee Initiative - "Vision 2020"
Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through the first two fiscal years of our Vision 2020 initiative, we set specific financial goals, which included organic revenue and operating earnings growth. With our transformational acquisition of CMW, we will complete the third and final fiscal year of our Vision 2020 initiative with a revised enterprise-wide performance goal of achieving adjusted non-GAAP operating earnings of $485.0 million, which is intended to help us drive profitable growth as a combined enterprise.
Net Sales
Worldwide consolidated net sales for the first quarter of fiscal 2020 were $767.5 million, up 27.3 percent compared to $603.0 million in the first quarter of fiscal 2019. This increase was primarily driven by incremental sales as a result of our acquisition of CMW, incremental Residential segment zero-turn riding mower shipments as a result of our expanded mass retail channel, improved net price realization as a result of price increases across our product lines and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, and strong early-season order activity for our snow and ice management products. The net sales increase was partially offset by fewer shipments of our Professional segment landscape contractor zero-turn riding mowers as we managed field inventory levels ahead of our key selling season, as well as fewer shipments of our Residential segment walk power mowers due to soft retail demand as a result of early season snowfalls in key regions.
Net sales in international markets increased by 24.2 percent for the first quarter of fiscal 2020. Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $0.5 million for the first quarter of fiscal 2020. The net sales increase was mainly driven by incremental sales as a result of our acquisition of CMW, as well as increased sales of our golf and grounds equipment and our Pope-branded irrigation products in key regions. The net sales increase was partially offset by decreased shipments of our Residential segment zero-turn riding mowers and walk power mowers.
The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended
	January 31, 2020	February 1, 2019
Net sales	100.0%	100.0%
Cost of sales	(62.5)	(64.2)
Gross profit	37.5	35.8
Selling, general and administrative expense	(25.6)	(24.2)
Operating earnings	11.9	11.6
Interest expense	(1.1)	(0.8)
Other income, net	0.4	0.8
Earnings before income taxes	11.2	11.6
Provision for income taxes	(2.1)	(1.7)
Net earnings	9.1%	9.9%
Gross Profit
Gross profit for the first quarter of 2020 was $288.1 million, up 33.6 percent compared to $215.6 million in the first quarter of 2019. Gross margin for the first quarter of fiscal 2020 was 37.5 percent, an increase of 170 basis points when compared to the first quarter of fiscal 2019. Adjusted non-GAAP gross profit for the first quarter of 2020 was $288.6 million, up 33.8 percent compared to $215.6 million in the first quarter of 2019. Adjusted non-GAAP gross margin was 37.6 percent for the first quarter of fiscal 2020 compared to 35.8 percent for the first quarter of fiscal 2019, an increase of 180 basis points. The increase in gross margin and adjusted non-GAAP gross margin for the first quarter comparison was primarily driven by the favorable impact of strategic productivity and synergy initiatives, improved net price realization as a result of price increases across our product lines and the revised floor plan financing rate structure under our Red Iron joint venture, lower freight costs due to cost reduction initiatives, and lower commodity and tariff costs. These increases in gross margin and adjusted non-GAAP gross margin were partially offset by unfavorable product mix, largely driven by the incremental sales of lower margin product as a result of our CMW acquisition.
Adjusted non-GAAP gross profit and adjusted non-GAAP gross margin excludes the impact of acquisition-related costs, which include costs incurred related to our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to our acquisition of CMW. Reconciliations of adjusted non-GAAP financial measures and metrics to the most directly comparable reported U.S. GAAP financial measures and metrics are included in the section titled "Adjusted Non-GAAP Financial Measures and Metrics" within this MD&A.
Selling, General, and Administrative Expense
SG&A expense increased $51.4 million, or 35.3 percent, for the first quarter of fiscal 2020. As a percentage of net sales, SG&A expense increased 140 basis points for the first quarter of fiscal 2020. The increase in SG&A expense as a percentage of net sales for the first quarter comparison was primarily due to our acquisition of CMW resulting in incremental administrative, indirect sales and marketing, and engineering expense; higher amortization of other intangible assets; and integration-related expenditures; as well as higher indirect sales and marketing expense, increased charitable contributions, and higher engineering expense related to new product development in our legacy businesses. The increase was partially offset by lower direct marketing expense in our legacy businesses.
Interest Expense
Interest expense increased $3.4 million for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. This increase was driven by increased interest expense incurred on higher average outstanding borrowings to fund the purchase price for our acquisition of CMW, partially offset by a reduction in interest incurred on outstanding borrowings under our revolving credit facility during the first quarter of fiscal 2020, as compared to the first quarter of fiscal 2019.
Other Income, Net
Other income, net for the first quarter of fiscal 2020 decreased $1.5 million when compared to the first quarter of fiscal 2019. This decrease was primarily due to lower earnings from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, decreased interest income on marketable securities, and unfavorable foreign currency exchange rate fluctuations.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2020 was 18.6 percent compared to 15.0 percent in the first quarter of 2019. This increase was primarily driven by a lower discrete tax benefit for the excess tax deduction for share-based compensation.
The adjusted non-GAAP effective tax rate for the first quarter of fiscal 2020 was 21.0 percent, compared to an adjusted non-GAAP effective tax rate of 20.9 percent in the first quarter of fiscal 2019. The adjusted non-GAAP effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation and acquisition-related costs, which include costs incurred related to our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to our acquisition of CMW. Reconciliations of adjusted non-GAAP financial measures and metrics to the most directly comparable reported U.S. GAAP financial measures and metrics are included in the section titled "Adjusted Non-GAAP Financial Measures and Metrics" within this MD&A.
Net Earnings
Net earnings for the first quarter of fiscal 2020 were $70.1 million, or $0.65 per diluted share, compared to $59.5 million, or $0.55 per diluted share, for the first quarter of fiscal 2019. This increase was primarily driven by improved gross margins mainly as a result of strategic productivity and synergy initiatives and improved net price realization, partially offset by unfavorable product mix within our Professional segment due to sales of lower margin products as a result of our CMW acquisition; as well as incremental earnings as a result of our CMW acquisition. The net earnings increase was also partially offset by increased interest expense on higher average outstanding borrowings and a lower benefit from the excess tax deduction for share-based compensation.
Adjusted non-GAAP net earnings for the first quarter of fiscal 2020 were $69.7 million, or $0.64 per diluted share, compared to $56.7 million, or $0.53 per diluted share, for the first quarter of fiscal 2019, an increase of 20.8 percent per diluted share. The primary factors contributing to the adjusted non-GAAP net earnings increase included improved gross margins mainly as a result of strategic productivity and synergy initiatives and improved net price realization, partially offset by unfavorable product mix within our Professional segment due to sales of lower margin product as a result of our CMW acquisition; as well as incremental earnings as a result of our CMW acquisition. The adjusted non-GAAP net earnings increase was partially offset by increased interest expense as a result of higher average outstanding borrowings.
Adjusted non-GAAP net earnings and adjusted non-GAAP net earnings per diluted share exclude the impact of acquisition-related costs, which include costs incurred related to our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to our acquisition of CMW. Additionally, adjusted non-GAAP net earnings and adjusted non-GAAP net earnings per diluted share exclude discrete tax benefits recorded as excess tax deductions for share-based compensation. Reconciliations of adjusted non-GAAP financial measures and metrics to the most directly comparable reported U.S. GAAP financial measures and metrics are included in the section titled "Adjusted Non-GAAP Financial Measures and Metrics" within this MD&A.
BUSINESS SEGMENTS
We operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. Operating loss for our Other activities includes earnings (loss) from our wholly-owned domestic distribution companies, Red Iron joint venture, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The following table summarizes net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019	$ Change	% Change
Professional	$594,721	$455,006	$139,715	30.7%
Residential	165,848	145,158	20,690	14.3
Other	6,914	2,792	4,122	147.6
Total net sales*	$767,483	$602,956	$164,527	27.3%

*Includes international net sales of:	$175,835	$141,545	$34,290	24.2%
The following table summarizes segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	January 31, 2020	February 1, 2019	$ Change	% Change
Professional	$102,474	$87,978	$14,496	16.5%
Residential	21,566	13,072	8,494	65.0
Other	(37,901)	(31,030)	(6,871)	(22.1)
Total segment earnings	$86,139	$70,020	$16,119	23.0%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2020 increased 30.7 percent compared to the first quarter of fiscal 2019. This increase was primarily driven by incremental sales as a result of our acquisition of CMW, improved net price realization as a result of price increases across our product lines and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, and strong early-season order activity for our snow and ice management products. The net sales increase was partially offset by fewer shipments of our landscape contractor zero-turn riding mowers as we managed field inventory levels ahead of our key selling season.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2020 increased 16.5 percent compared to the first quarter of fiscal 2019 and decreased to 17.2 percent from 19.3 percent when expressed as a percentage of net sales for the quarter comparison. As a percentage of net sales, the Professional segment earnings decrease was primarily due to our acquisition of CMW resulting in incremental administrative, indirect sales and marketing, and engineering expense; unfavorable product mix, largely driven by the incremental sales of lower margin product as a result of our CMW acquisition; and higher amortization of other intangible assets. Also contributing to the decrease in segment earnings as a percentage of net sales was higher indirect sales and marketing expense in our legacy businesses. Somewhat offsetting the decrease in segment earnings as a percentage of net sales was improved net price realization as a result of price increases across our product lines and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, the favorable impact of strategic productivity and synergy initiatives, and lower direct marketing expense in our landscape contractor businesses.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of 2020 increased 14.3 percent compared to the first quarter of fiscal 2019. This increase was mainly due to incremental zero-turn riding mower shipments as a result of our expanded mass retail channel and increased sales of Pope-branded irrigation products, partially offset by fewer shipments of walk power mowers due to soft retail demand as a result of early season snowfalls in key regions.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2020 increased 65.0 percent compared to the first quarter of fiscal 2019, and when expressed as a percentage of net sales, increased to 13.0 percent from 9.0 percent. As a percentage of net sales, the Residential segment earnings increase was mainly driven by the favorable impact of strategic productivity and synergy initiatives, lower commodity and tariff costs, and reductions in freight cost due to cost reduction initiatives. The increase in segment earnings as a percentage of net sales was partially offset by an increase in indirect sales and marketing costs and higher depreciation on tooling related to new product introductions.
Other Activities
Other Net Sales
Net sales for our Other activities include sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the first quarter of fiscal 2020 increased by $4.1 million compared to the first quarter of fiscal 2019, due to incremental sales of our golf and grounds equipment as a result of our acquisition of a Northeastern U.S. distribution company.
Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2020 increased $6.9 million compared to the first quarter of fiscal 2019, primarily due to increased interest expense due to higher average outstanding borrowings resulting from our CMW acquisition, increased expense related to charitable contributions, higher corporate and integration costs as a result of our CMW acquisition, lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, and lower interest income on marketable securities. The operating loss increase was partially offset by higher earnings before income taxes for our wholly-owned domestic distribution companies driven by higher sales. For further information regarding the amendments to certain agreements pertaining to our Red Iron joint venture, refer to the section titled "Customer Financing Arrangements" located within the "Financial Position" section of this MD&A.
FINANCIAL POSITION
Working Capital
Our strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Accounts receivable as of the end of the first quarter of fiscal 2020 increased $95.7 million, or 42.4 percent, compared to the end of the first quarter of fiscal 2019, primarily due to incremental receivables as a result of our acquisition of CMW and as a result of higher sales within our Residential segment due to our expanded mass retail channel, partially offset by the impact of foreign currency exchange rates. Inventory levels were up $322.3 million, or 77.4 percent, as of the end of the first quarter of fiscal 2020 compared to the end of the first quarter of fiscal 2019, primarily due to incremental inventories as a result of our acquisition of CMW, higher Residential segment inventories to support our expanded mass retail channel and new product introductions, and higher net inventory balances in our landscape contractor businesses as we managed field inventory levels ahead of our key selling season. Accounts payable increased $66.5 million, or 23.6 percent, as of the end of the first quarter of fiscal 2020 compared to the end of the first quarter of fiscal 2019, mainly due to incremental accounts payable as a result of our acquisition of CMW and negotiating more favorable payment terms with suppliers as a component of our working capital initiatives.
Cash Flow
Cash used in operating activities for the first three months of fiscal 2020 was $23.3 million compared to cash provided by operating activities for the first three months of fiscal 2019 of $26.0 million. This year-over-year cash use change was primarily due to cash utilized for purchases of inventory and higher accounts receivables not financed through our Red Iron joint venture due to sales to a new mass channel retail partner within our Residential segment, partially offset by higher net earnings and the year-over-year cash source benefit as a component of our working capital initiatives. Cash used in investing activities decreased $15.0 million during the first three months of fiscal 2020 compared to the first three months of fiscal 2019, primarily due to less cash utilized for acquisitions and investments in property, plant, and equipment. Cash used in financing activities for the first three months of fiscal 2020 decreased $30.8 million compared to the first three months of fiscal 2019, mainly due to reduced cash utilized for purchases of TTC common stock and higher net borrowings under our revolving credit facility, partially offset by more cash utilized for dividend payments on shares of our common stock.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Our accounts receivable balances historically increase between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decrease between May and December when payments are received. We believe that the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of January 31, 2020, cash and short-term investments held by our foreign subsidiaries were approximately $69.9 million.
Indebtedness
As of January 31, 2020, we had $714.9 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $100.0 million outstanding under our $200.0 million three year unsecured senior term loan facility, $180.0 million outstanding under our $300.0 million five year unsecured senior term loan facility, $100.0 million outstanding under our Series A Senior Notes, $100.0 million outstanding under our Series B Senior Notes, and $14.0 million of outstanding borrowings under our revolving credit facility. The January 31, 2020 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $3.0 million related to our outstanding indebtedness. As of January 31, 2020, we have reclassified $99.9 million of the remaining outstanding principal balance under the term loan credit agreement, net of the related proportionate share of debt issuance costs, and $14.0 million of outstanding borrowings under our revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheet as of such date as we intend to prepay such amounts utilizing cash flows from operations within the next twelve months.
As of February 1, 2019, we had $312.6 million of outstanding indebtedness that was classified as long-term debt within our Condensed Consolidated Balance Sheet as of such date and included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, and $91.0 million of outstanding borrowings under our revolving credit facility. The February 1, 2019 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.3 million related to our outstanding indebtedness.
Our domestic and non-U.S. operations maintained credit lines for import letters of credit in the aggregate amount of approximately $13.1 million and $13.7 million as of January 31, 2020 and February 1, 2019, respectively. We had $3.5 million outstanding on such letters of credit as of January 31, 2020 and February 1, 2019.
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
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of TTC. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of TTC. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2020 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three month periods ended January 31, 2020 and February 1, 2019, we incurred interest expense of approximately $0.1 million and $0.8 million, respectively, on the outstanding borrowings under our revolving credit facility.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 31, 2020, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of January 31, 2020, and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of January 31, 2020, we had $14.0 million of outstanding borrowings under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $584.1 million of unutilized availability under our revolving credit facility. As of February 1, 2019, we had $91.0 million outstanding under the revolving credit facility and $1.5 million outstanding under the sublimit for standby letters of credit, resulting in $507.5 million of unutilized availability under the revolving credit facility. On March 2, 2020, subsequent to the end of the first quarter of fiscal 2020, we funded the acquisition of Venture Products with borrowings under our revolving credit facility.
Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of our acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024. The funds under both term loan facilities were received on April 1, 2019 in connection with the closing of our acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. As of January 31, 2020, we have prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively.
Outstanding borrowings under the term loan credit agreement bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the three month period ended January 31, 2020, we incurred interest expense of approximately $1.9 million on the outstanding borrowings under the term loan credit agreement.
The term loan credit agreement contains customary covenants, including, without limitation, financial covenants, generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the term loan credit agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 31, 2020, we were in compliance with all covenants related to our term loan credit agreement and were not limited in the amount for payments of cash dividends and common stock repurchases. Additionally, we expect to be in compliance with all covenants related to our term loan credit agreement during the remainder of fiscal 2020. If we were out of compliance with any covenant required by the term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of TTC.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three month period ended January 31, 2020, we incurred interest expense of approximately $1.9 million on the outstanding borrowings under the private placement note purchase agreement.
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
The private placement note purchase agreement contains customary representations and warranties of TTC, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 31, 2020, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of January 31, 2020 and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.25 per share for the first quarter of fiscal 2020 that was paid on January 9, 2020. This was an increase of 11.1 percent over our cash dividend of $0.225 per share for the first quarter of fiscal 2019.
Share Repurchases
During the first three months of fiscal 2020, we curtailed repurchasing shares of our common stock in the open market under our Board authorized repurchase plan. While we may repurchase shares of our common stock during the remainder of fiscal 2020, with the acquisition of Venture Products, we intend to be flexible on our share repurchases during the remainder of fiscal 2020 in light of our recently completed acquisition of Venture Products and depending on debt repayments, market conditions, and/or other factors.

Customer Financing Arrangements
Our customer financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to our customer financing arrangements with the exception of the amendments to certain agreements pertaining to our Red Iron joint venture described in further detail within the section titled "Wholesale Financing" below.
Wholesale Financing
Our Red Iron joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, provides inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. On December 20, 2019, during the first quarter of fiscal 2020, we amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to our distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either we or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of our products that are subject to exclusivity, inclusion of a two-year review period by us for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment we received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from us by our distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. The net amount of receivables financed for dealers and distributors under this arrangement for the three month periods ended January 31, 2020 and February 1, 2019 was $405.1 million and $428.8 million, respectively.
We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally in Australia. These third-party financial institutions financed $87.1 million and $7.8 million of receivables for such dealers and distributors during the three month periods ended January 31, 2020 and February 1, 2019, respectively. As of January 31, 2020 and February 1, 2019, $161.1 million and $11.9 million of receivables financed by the third-party financing companies, excluding Red Iron, respectively, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron. Under the limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions, for which we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of January 31, 2020, we were contingently liable to repurchase up to a maximum amount of $128.2 million of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon any subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the three month periods ended January 31, 2020 and February 1, 2019. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our operating results.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such contractual obligations.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron or such other third-party financial institutions. Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such off-balance sheet arrangements, with the exception of the amendments to certain agreements pertaining to our Red Iron joint venture described in further detail within the section titled "Wholesale Financing" above.

ADJUSTED NON-GAAP FINANCIAL MEASURES AND METRICS
We have provided adjusted non-GAAP financial measures and metrics, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures and metrics that are calculated and presented in accordance with U.S. GAAP. We use these adjusted non-GAAP financial measures and metrics in making operating decisions because we believe these adjusted non-GAAP financial measures and metrics provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these adjusted non-GAAP financial measures and metrics facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.We believe that these adjusted non-GAAP financial measures and metrics, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. These adjusted non-GAAP financial measures and metrics should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable adjusted U.S. GAAP financial measures and metrics. The adjusted non-GAAP financial measures and metrics may differ from similar measures and metrics used by other companies.
The following table provides a reconciliation of financial measures and metrics calculated and reported in accordance with U.S. GAAP to the most directly comparable adjusted non-GAAP financial measures and metrics for the three month periods ended January 31, 2020 and February 1, 2019:

	Three Months Ended
(Dollars in thousands, except per share data)	January 31, 2020	February 1, 2019
Gross profit	$288,088	$215,617
Acquisition-related costs[1]	470	—
Adjusted non-GAAP gross profit	$288,558	$215,617

Gross margin	37.5%	35.8%
Acquisition-related costs[1]	0.1%	—%
Adjusted non-GAAP gross margin	37.6%	35.8%

Operating earnings	$91,129	$70,054
Acquisition-related costs1	2,018	1,647
Adjusted non-GAAP operating earnings	$93,147	$71,701

Earnings before income taxes	$86,139	$70,020
Acquisition-related costs[1]	2,018	1,647
Adjusted non-GAAP earnings before income taxes	$88,157	$71,667

Net earnings	$70,091	$59,540
Acquisition-related costs[1]	1,633	1,510
Tax impact of share-based compensation[2]	(2,035)	(4,361)
Adjusted non-GAAP net earnings	$69,689	$56,689

Diluted EPS	$0.65	$0.55
Acquisition-related costs[1]	0.01	0.02
Tax impact of share-based compensation[2]	(0.02)	(0.04)
Adjusted non-GAAP diluted EPS	$0.64	$0.53

	Three Months Ended
	January 31, 2020	February 1, 2019
Effective tax rate	18.6%	15.0%
Acquisition-related costs[1]	—%	(0.3)%
Tax impact of share-based compensation[2]	2.4%	6.2%
Adjusted non-GAAP effective tax rate	21.0%	20.9%

[1]
During first quarter of fiscal 2020, we entered into an Agreement and Plan of Merger to acquire Venture Products, a privately-held Ohio corporation and the manufacturer of Ventrac-branded products, and an agreement to purchase the real property used by Venture Products("Purchase Agreement"). On March 2, 2020, subsequent to the end of the first quarter of fiscal 2020, pursuant to the Agreement and Plan of Merger and the Purchase Agreement, we completed the acquisition of Venture Products. During the second quarter of fiscal 2019, we acquired CMW. For additional information regarding our acquisition of CMW, refer to Note 2, Business Combinations, within the Notes to Condensed Consolidated Financial Statements included within Part 1, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three month period ended January 31, 2020 represent costs incurred related to our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to our acquisition of CMW. Additionally, we elected to recast acquisition-related costs for the three month period ended February 1, 2019 to conform to the current period presentation and as a result, acquisition-related costs were restated to be inclusive of the costs incurred related to our acquisition of CMW for the three month period ended February 1, 2019.

[2]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three month periods ended January 31, 2020 and February 1, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements to be Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The amended guidance will become effective in the first quarter of fiscal 2021. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes to add, modify or remove certain disclosure requirements of fair value measurements. The amended guidance will become effective in the first quarter of fiscal 2021. Early adoption is permitted for any removed or modified disclosures. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under Accounting Standards Codification Topic 740, Income Taxes. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; our business strategies and goals; the integration of each of the CMW and Venture Products acquisitions; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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

•
Increases in the cost, or disruption and/or shortages in the availability, of commodities, components, parts and accessories containing various materials that we purchase for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities, components, parts and accessories, and increases in our other costs of doing business, such as transportation costs and/or increased tariffs, duties or other charges as a result of pandemics and/or epidemics, including COVID-19 (e.g. the coronavirus), changes to U.S. or international trade policies or trade agreements or trade regulation and/or industry activity, that could or have in the past affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses.

•
Our Professional segment net sales are dependent upon certain factors, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; infrastructure improvements; demand for our products in the rental, specialty and underground construction markets; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and/or municipal commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions; the timing and occurrence of winter weather conditions; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government revenues, budget, and spending levels for grounds maintenance or construction equipment.

•
Our Residential segment net sales are dependent upon consumers buying our products at mass retailers, dealers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.

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

•
We intend to grow our business in part through acquisitions, including by our recently completed acquisitions of CMW and Venture Products, and alliances, strong customer relations, and new joint ventures, investments, and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, investments, and partnerships, such transactions result in disruption to our operations, we experience loss of key employees, customers, or channel partners, significant amounts of goodwill, other intangible assets, and/or long-lived assets incurred as a result of a transaction are subsequently written off, and other factors. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed.

•
As of January 31, 2020, we had goodwill of $362.1 million, which is maintained in various reporting units, including goodwill from the CMW acquisition, and other intangible assets of $347.6 million, which together comprise 28.5 percent of our total assets as of January 31, 2020. As a result of our recently completed Venture Products acquisition, our goodwill and intangible asset balances will likely increase. If we determine that our goodwill or other intangible assets recorded in connection with the CMW acquisition or any other prior or future acquisitions have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our consolidated results of operations and financial position.

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

•
A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, trade regulation and/or industry activity that favors domestic companies, pandemics and/or epidemics, including as a result of COVID-19 (e.g. the coronavirus), or weakened international economic conditions; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

•
If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, including by incorporating new, emerging and/or disruptive technologies that may become preferred by our customers, we may experience a decrease in demand for our products, and our net sales could be adversely affected.

•
Any disruption, including as a result of natural or man-made disasters, inclement weather, including as a result of climate change-related events, work slowdowns, strikes, pandemics and/or epidemics, including as a result of COVID-19 (e.g. the coronavirus), or other events, at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.

•
Our labor needs fluctuate throughout the year and any failure by us to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or by such labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.

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

•
Our business, properties, and products are subject to governmental policies and regulations with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws, policies, and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of, (i) taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Act, (ii) changes to, or adoption of new, healthcare laws or regulations, or (iii) changes to U.S. or international policies or trade agreements or trade regulation and/or industry activity that could result in additional duties or other charges on commodities, components, parts or accessories we import.

•	Changes in accounting standards, policies, or assumptions in applying accounting policies could adversely affect our financial statements, including our financial results and financial condition.

•	Climate change legislation, regulations, or accords may adversely impact our operations.

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

•
We are dependent upon various floor planning programs to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by such programs, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to such programs, or any termination or disruption of our various floor planning programs or any delay in securing replacement credit sources, could adversely affect our net sales and operating results.

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

•
The addition of further leverage to our capital structure could result in a downgrade to our credit ratings in the future and the failure to maintain investment grade credit ratings could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding from a variety of lenders.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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
Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss ("AOCL") on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Certain derivative instruments we hold do not meet the cash flow hedge accounting criteria or have components that are excluded from cash flow hedge accounting; therefore, changes in their fair value are recorded in the Condensed Consolidated Statements of Earnings within the same line item as that of the underlying exposure. For additional information regarding our derivative instruments, see Note 17, Derivative Instruments and Hedging Activities, in our Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2020 through fiscal 2022. All items are non-trading and stated in U.S. dollars. As of January 31, 2020, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7111	$102,819	$107,232	$4,413
Buy U.S. dollar/Sell Canadian dollar	1.3139	33,093	33,246	153
Buy U.S. dollar/Sell Euro	1.1824	147,421	154,681	7,260
Buy U.S. dollar/Sell British pound	1.3333	54,317	55,116	799
Buy Mexican peso/Sell U.S. dollar	19.7763	$2,023	$2,074	$51
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our market risk on interest rates relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Our indebtedness as of January 31, 2020 includes $423.9 million of fixed rate debt that is not subject to variable interest rate fluctuations, $280.0 million of LIBOR-based borrowings under our term loan credit agreement, and $14.0 million outstanding on our LIBOR-based revolving credit facility. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, tariffs, and/or duties. Our primary commodity cost exposures are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, and other materials, as well as components, such as engines, transmissions, transaxles, hydraulics, and electric motors, for use in our products. Our largest spend for commodities, components, parts, and accessories are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electric motors, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
We strategically work to mitigate any unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity, components, parts, and accessories costs increase, as a result of inflation, tariffs, duties, trade regulatory actions, industry actions or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first three months of fiscal 2020, the average cost of commodities, components, parts, and accessories, including the impact tariff costs, was lower compared to the first three months of fiscal 2019. We anticipate that the average cost for commodities, components, parts, and accessories, including the impact of tariff costs, for the remainder of fiscal 2020 will be less than the average costs experienced during the comparable period of fiscal 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls.
Our management evaluated, with the participation of the our Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
On April 1, 2019, during the second quarter of fiscal 2019, we completed the acquisition of CMW. Prior to this acquisition, CMW was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to CMW that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for CMW during the second quarter of fiscal 2020. Accordingly, we expect to include CMW within our assessment of internal control over financial reporting as of October 31, 2020.
With the exception of integration activities in connection with the company's acquisition of CMW, there was no change in our internal control over financial reporting that occurred during the three month period ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For a description of our material legal proceedings, see Note 15, Contingencies, in our Notes to Condensed Consolidated Financial Statements under the heading "Litigation" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.
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
Our recent acquisition of Venture Products, Inc. involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.
On March 20, 2020, pursuant to the Agreement and Plan of Merger and the Purchase Agreement, we completed our acquisition of Venture Products. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

•	diversion of management's attention to integrate Venture Products' operations;

•	disruption to our existing operations and plans or inability to effectively manage our expanded operations;

•
failure, difficulties, or delays in securing, integrating, and assimilating information, financial systems, internal controls, operations, manufacturing processes, products, or the distribution channel for Venture Products' businesses and product lines;

•
potential loss of key Venture Products employees, suppliers, customers, distributors, or dealers or other adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;

•
adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, or delays in the realization thereof;

•	reallocation of amounts of capital from our other strategic initiatives;

•
because we financed the acquisition and related transaction expenses with additional borrowings under our existing credit facility, our ability to access additional capital thereunder may be limited and the increase in our leverage and debt service requirements could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•
inaccurate assessment of undisclosed, contingent, or other liabilities, unanticipated costs associated with the acquisition, and despite the existence of representations, warranties, and indemnities in the merger agreement, an inability to recover or manage such liabilities and costs;

•
incorrect estimates made in the accounting for the acquisition or the potential write-off of significant amounts of goodwill, intangible assets, and/or other tangible assets if the Venture Products business does not perform in the future as expected; and

•	other factors mentioned in our recently filed Annual Report on Form 10-K, Part 1, Item 1A, "Risk Factors".

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in our first quarter ended January 31, 2020:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 1, 2019 through November 29, 2019	—	$—	—	7,042,256
November 30, 2019 through January 3, 2020	—	—	—	7,042,256
January 4, 2020 through January 31, 2020	1,310	82.61	—	7,042,256
Total	1,310	$82.61	—

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this authorized stock repurchase program during the first quarter of fiscal 2020 and 7,042,256 shares remained available to repurchase under this authorized stock repurchase program as of January 31, 2020.

[3]
Includes 1,310 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $82.61 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,310 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

ITEM 6.  EXHIBITS

(a)	Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of February 14, 2019, by and among The Toro Company, The Charles Machine Works, Inc., Helix Company, Inc., and Agent 186 LLC as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 15, 2019, Commission File No. 1-8649).

	2.2 (1)	Third Amendment to Agreement to Form Joint Venture effective as of December 20, 2019 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).
2.3
Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of December 20, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).

	2.4 (1)	First Amendment to Fourth Amended and Restated Program and Repurchase Agreement effective as of December 20, 2019 by and between The Toro Company and Red Iron Acceptance, LLC (filed herewith).
	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).
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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).
	10.1	Third Amendment to Credit and Security Agreement effective as of December 20, 2019 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (filed herewith).
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2020, filed with the SEC on March 5, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended January 31, 2020 and February 1, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three month periods ended January 31, 2020 and February 1, 2019, (iii) Condensed Consolidated Balance Sheets as of January 31, 2020, February 1, 2019, and October 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended January 31, 2020 and February 1, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended January 31, 2020 and February 1, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)    Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 5, 2020	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)