Form 10-Q
period 2020-05-01
TORO CO
filed 2020-06-04
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 28, 2020 was 107,173,815.

THE TORO COMPANY
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Net sales	$929,398	$962,036	$1,696,881	$1,564,992
Cost of sales	622,681	640,738	1,102,076	1,028,077
Gross profit	306,717	321,298	594,805	536,915
Selling, general and administrative expense	180,922	183,573	377,881	329,136
Operating earnings	125,795	137,725	216,924	207,779
Interest expense	(8,659)	(6,694)	(16,815)	(11,436)
Other income, net	4,235	6,149	7,401	10,857
Earnings before income taxes	121,371	137,180	207,510	207,200
Provision for income taxes	22,925	21,610	38,973	32,090
Net earnings	$98,446	$115,570	$168,537	$175,110

Basic net earnings per share of common stock	$0.92	$1.08	$1.57	$1.64

Diluted net earnings per share of common stock	$0.91	$1.07	$1.55	$1.62

Weighted-average number of shares of common stock outstanding — Basic	107,552	106,679	107,487	106,466

Weighted-average number of shares of common stock outstanding — Diluted	108,500	108,007	108,581	107,909

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Net earnings	$98,446	$115,570	$168,537	$175,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,167)	(3,767)	(5,891)	(336)
Derivative instruments, net of tax of $843; $998; $1,032; and $(354), respectively	2,674	3,166	3,326	(843)
Pension and retiree medical benefits	912	—	912	—
Other comprehensive loss, net of tax	(1,581)	(601)	(1,653)	(1,179)
Comprehensive income	$96,865	$114,969	$166,884	$173,931

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 1, 2020	May 3, 2019	October 31, 2019
ASSETS
Cash and cash equivalents	$200,004	$180,078	$151,828
Receivables, net	400,444	428,567	268,768
Inventories, net	714,167	611,331	651,663
Prepaid expenses and other current assets	59,938	50,298	50,632
Total current assets	1,374,553	1,270,274	1,122,891

Property, plant, and equipment, net	453,761	425,381	437,317
Goodwill	426,175	372,343	362,253
Other intangible assets, net	417,886	333,177	352,374
Right-of-use assets	84,091	—	—
Investment in finance affiliate	27,836	30,110	24,147
Deferred income taxes	4,597	4,484	6,251
Other assets	22,576	30,231	25,314
Total assets	$2,811,475	$2,466,000	$2,330,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$99,868	$90,000	$79,914
Accounts payable	327,354	391,692	319,230
Accrued liabilities	414,499	360,082	357,826
Short-term lease liabilities	14,012	—	—
Total current liabilities	855,733	841,774	756,970

Long-term debt, less current portion	790,908	721,079	620,899
Long-term lease liabilities	72,228	—	—
Deferred income taxes	70,755	50,665	50,579
Other long-term liabilities	36,901	47,205	42,521

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,110,815 shares as of May 1, 2020, 106,433,714 shares as of May 3, 2019, and 106,742,082 shares as of October 31, 2019	107,111	106,434	106,742
Retained earnings	911,541	723,959	784,885
Accumulated other comprehensive loss	(33,702)	(25,116)	(32,049)
Total stockholders’ equity	984,950	805,277	859,578
Total liabilities and stockholders’ equity	$2,811,475	$2,466,000	$2,330,547

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 1, 2020	May 3, 2019
Cash flows from operating activities:
Net earnings	$168,537	$175,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(4,010)	(5,825)
Distributions from (contributions to) finance affiliate, net	322	(1,743)
Depreciation of property, plant and equipment	35,951	29,090
Amortization of other intangible assets	9,618	5,940
Fair value step-up adjustment to acquired inventory	2,864	8,422
Stock-based compensation expense	5,367	7,025
Deferred income taxes	860	(193)
Other	374	42
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(126,639)	(169,820)
Inventories, net	(43,095)	(4,683)
Prepaid expenses and other assets	(2,870)	534
Accounts payable, accrued liabilities, deferred revenue and other liabilities	23,606	120,091
Net cash provided by operating activities	70,885	163,990

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,167)	(33,421)
Proceeds from asset disposals	46	105
Investment in unconsolidated entities	—	(150)
Acquisitions, net of cash acquired	(136,431)	(692,077)
Net cash used in investing activities	(163,552)	(725,543)

Cash flows from financing activities:
Borrowings under debt arrangements	636,025	700,000
Repayments under debt arrangements	(446,025)	(201,004)
Proceeds from exercise of stock options	8,347	24,408
Payments of withholding taxes for stock awards	(1,482)	(1,894)
Purchases of Toro common stock	—	(20,043)
Dividends paid on Toro common stock	(53,744)	(47,930)
Net cash provided by financing activities	143,121	453,537

Effect of exchange rates on cash and cash equivalents	(2,278)	(1,030)

Net increase (decrease) in cash and cash equivalents	48,176	(109,046)
Cash and cash equivalents as of the beginning of the fiscal period	151,828	289,124
Cash and cash equivalents as of the end of the fiscal period	$200,004	$180,078

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 31, 2020	$106,977	$837,194	$(32,121)	$912,050
Cash dividends paid on common stock - $0.25 per share	—	(26,888)	—	(26,888)
Issuance of 135,414 shares for exercised stock options and vested restricted stock units and performance share awards	136	1,501	—	1,637
Stock-based compensation expense	—	1,407	—	1,407
Purchase of 1,872 shares of common stock	(2)	(119)	—	(121)
Other comprehensive loss	—	—	(1,581)	(1,581)
Net earnings	—	98,446	—	98,446
Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950

Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.50 per share	—	(53,744)	—	(53,744)
Issuance of 388,347 shares for exercised stock options and vested restricted stock units and performance share awards	389	5,390	—	5,779
Stock-based compensation expense	—	5,367	—	5,367
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 19,612 shares of common stock	(20)	(1,462)	—	(1,482)
Other comprehensive loss	—	—	(1,653)	(1,653)
Net earnings	—	168,537	—	168,537
Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950

Balance as of February 1, 2019	$105,747	$613,165	$(24,515)	$694,397
Cash dividends paid on common stock - $0.225 per share	—	(24,007)	—	(24,007)
Issuance of 687,522 shares for exercised stock options and vested restricted stock units and performance share awards	687	16,152	—	16,839
Stock-based compensation expense	—	3,101	—	3,101
Purchase of 345 shares of common stock	—	(22)	—	(22)
Other comprehensive loss	—	—	(601)	(601)
Net earnings	—	115,570	—	115,570
Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277

Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.45 per share	—	(47,930)	—	(47,930)
Issuance of 1,225,308 shares for exercised stock options and vested restricted stock units and performance share awards	1,225	21,779	—	23,004
Stock-based compensation expense	—	7,025	—	7,025
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 392,245 shares of common stock	(392)	(21,545)	—	(21,937)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(1,179)	(1,179)
Net earnings	—	175,110	—	175,110
Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 1, 2020

1	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States ("U.S.") generally accepted accounting principles ("GAAP") for complete financial statements. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated from the unaudited Condensed Consolidated Financial Statements.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the six months ended May 1, 2020 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2020.
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
The company completed its acquisition of The Charles Machine Works, Inc. ("CMW") on April 1, 2019. CMW's financial position, results of operations, and cash flows were historically reported based on a calendar month end. The company aligned the quarterly periods of CMW with the company's quarterly fiscal periods during fiscal 2020. For the second quarter of fiscal 2019, April 30, 2019 was the period end closest to the company's fiscal second quarter ended May 3, 2019. This reporting period difference did not have a significant impact on the Consolidated Financial Position, Results of Operations, and Cash Flows of the company as of and for the three and six month periods ended May 3, 2019. Refer to Note 2, Business Combinations, for additional information regarding the company's acquisition of CMW.
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak a global pandemic. The global outbreak of COVID-19 has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and has resulted in an economic slowdown. COVID-19 has had a material impact on the company and the future broader implications of the COVID-19 pandemic on the company remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the company's employees, customers, and suppliers; and the range of government mandated restrictions and other measures. This uncertainty could have an impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements in future reporting periods, which could result in a material adverse impact to the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
Accounting Policies and Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, legal accruals, inventory valuation and reserves, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, useful lives for tangible and finite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by the COVID-19 pandemic, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.
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
Upon adoption of the amended guidance, the company recorded $78.1 million of right-of-use assets and $77.1 million of corresponding lease liabilities within the Condensed Consolidated Balance Sheet as of November 1, 2019. The adoption of the standard did not have a material impact on the company's Condensed Consolidated Statements of Earnings, Condensed Consolidated Statements of Cash Flows, business processes, internal controls, and information systems. As permitted under the amended guidance, prior period amounts were not restated, but are and will continue to be reported under the legacy accounting guidance that was in effect for the respective prior periods.
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
Venture Products, Inc. ("Venture Products")
On March 2, 2020 ("Venture Products closing date"), pursuant to an Agreement and Plan of Merger ("Venture Products merger agreement") and an agreement to purchase the real property used by Venture Products ("Venture Products purchase agreement") both dated January 20, 2020, the company completed its acquisition of Venture Products, a privately held Ohio corporation and the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened the company's Professional segment and expanded its dealer network.
The Venture Products transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable consideration as described in the Venture Products merger agreement. The Venture Products purchase agreement was with an affiliate of Venture Products and was for the real estate used by Venture Products. The aggregate preliminary consideration was $165.9 million ("Venture Products purchase price"), which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to TTC. The aggregate preliminary consideration remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products at the Venture Products closing date. Such customary adjustments are expected to be completed during fiscal 2020. The holdback is expected to expire during the company's fourth quarter of fiscal 2021. The company funded the cash payment with borrowings under its existing unsecured senior revolving credit facility. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the Venture Products purchase price, refer to Note 6, Indebtedness. As a result of the acquisition, the company incurred approximately $0.3 million and $0.6 million of acquisition-related transaction costs during the three and six month periods ended May 1, 2020, respectively. These acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.
Preliminary Venture Products Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the aggregate preliminary Venture Products purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their fair values as of the Venture Products closing date. As of May 1, 2020, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the Venture Products closing date, with the exception of the company's valuation of income taxes as the company requires additional information to finalize its valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation of income taxes and complete the allocation of the preliminary Venture Products purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the preliminary Venture Products purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	March 2, 2020
Cash and cash equivalents	$3,476
Receivables	6,342
Inventories	23,000
Prepaid expenses and other current assets	239
Property, plant and equipment	26,976
Goodwill	65,185
Other intangible assets	75,300
Accounts payable	(4,075)
Accrued liabilities	(6,186)
Deferred income tax liabilities	(20,850)
Total fair value of net assets acquired	169,407
Less: cash and cash equivalents acquired	(3,476)
Total preliminary Venture Products purchase price	$165,931

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Venture Products was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $414.3 million as of May 1, 2020 from $350.3 million as of October 31, 2019. Goodwill is non-deductible for tax purposes.
Other Intangible Assets Acquired
The allocation of the preliminary Venture Products purchase price to the net assets acquired resulted in the recognition of $75.3 million of other intangible assets as of the Venture Products closing date. The fair values of the acquired trade name and customer-related intangible assets were determined using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of the trade name was determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The fair value of the customer-related intangible asset was determined using the excess earnings method and was based on the expected operating cash flows attributable to the customer-related intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the customer-related intangible asset. The useful lives of the trade name and customer-related intangible assets were determined based on the period of expected cash flows used to measure the fair value of the respective intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
The fair values of the other intangible assets acquired on the Venture Products closing date, related accumulated amortization from the Venture Products closing date through May 1, 2020, and weighted-average useful lives were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived - customer-related	16.0	$19,100	$(199)	$18,901
Indefinite-lived - trade name		56,200	—	56,200
Total other intangible assets, net		$75,300	$(199)	$75,101
Amortization expense for the finite-lived intangible assets resulting from the acquisition of Venture Products for the three and six months periods ended May 1, 2020 was $0.2 million. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $0.6 million; fiscal 2021, $1.2 million; fiscal 2022, $1.2 million; fiscal 2023, $1.2 million; fiscal 2024, $1.2 million; fiscal 2025, $1.2 million; and after fiscal 2025, $12.3 million.
Results of Operations
Venture Product's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the Venture Products closing date. During the three and six month periods ended May 1, 2020, the company recognized $11.2 million of net sales from Venture Product's operations. Venture Product's operations had an immaterial impact on Professional segment earnings for the three and six month periods ended May 1, 2020. Unaudited pro forma financial information is not disclosed as the Venture Products acquisition was not considered material to the company's Consolidated Results of Operations.
The Charles Machine Works, Inc.
On April 1, 2019 ("CMW closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("CMW merger agreement"), the company completed the acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened the company's Professional segment product portfolio and expanded its dealer network, while also providing a complementary geographic manufacturing footprint.
The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the CMW merger agreement. At the CMW closing date, the company paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the CMW closing date. During the fourth quarter of fiscal 2019, the company finalized such cash, debt and working capital adjustments and these adjustments resulted in an aggregate merger consideration of $685.0 million ("CMW purchase price"). The company funded the CMW purchase price by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings under the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the CMW purchase price, refer to Note 6, Indebtedness. As a result of the acquisition, the company incurred approximately $10.2 million of acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2019 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period. During the three and six month periods ended May 3, 2019, the company recorded acquisition-related transaction costs of $8.0 million and $9.7 million, respectively.
CMW Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total CMW purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their fair values as of the CMW closing date. As of May 1, 2020, the company had completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the CMW closing date.
The following table summarizes the allocation of the CMW purchase price to the fair values assigned to the CMW assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations:

(Dollars in thousands)	April 1, 2019
Cash and cash equivalents	$16,341
Receivables	65,674
Inventories	241,429
Prepaid expenses and other current assets	8,050
Property, plant and equipment	142,779
Goodwill	134,657
Other intangible assets	264,190
Other long-term assets	7,971
Accounts payable	(35,892)
Accrued liabilities	(51,943)
Deferred income tax liabilities	(85,277)
Other long-term liabilities	(6,665)
Total fair value of net assets acquired	701,314
Less: cash and cash equivalents acquired	(16,341)
Total CMW purchase price	$684,973

The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment. During the second quarter of fiscal 2020, the company completed its valuation of income taxes to finalize the CMW purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $0.9 million from the amounts reported within the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Goodwill is mostly non-deductible for tax purposes.
Other Intangible Assets Acquired
The allocation of the CMW purchase price to the net assets acquired resulted in the recognition of $264.2 million of other intangible assets as of the CMW closing date. The fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were determined using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and was based on expected future revenues. The fair values of the customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective other intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective other intangible assets. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.

The fair values of the other intangible assets acquired on the CMW closing date, related accumulated amortization from the CMW closing date through May 1, 2020, and weighted-average useful lives were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer-related	18.3	$130,800	$(9,405)	$121,395
Developed technology	7.8	20,900	(3,750)	17,150
Trade names	20.0	5,200	(282)	4,918
Backlog	0.5	3,590	(3,590)	—
Total finite-lived	16.6	160,490	(17,027)	143,463
Indefinite-lived - trade names		103,700	—	103,700
Total other intangible assets, net		$264,190	$(17,027)	$247,163

Amortization expense for the finite-lived intangible assets resulting from the acquisition of CMW for the three and six month periods ended May 1, 2020 was $3.1 million and $6.3 million, respectively. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $6.3 million; fiscal 2021, $12.6 million; fiscal 2022, $11.5 million; fiscal 2023, $10.1 million; fiscal 2024, $9.4 million; fiscal 2025, $7.7 million; and after fiscal 2025, $85.9 million.
Results of Operations
CMW's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements and the net sales and segment loss amounts for the three and six month periods ended May 3, 2019 reflect one month of CMW's results subsequent to the April 1, 2019 acquisition date. During the three month periods ended May 1, 2020 and May 3, 2019, the company recognized $177.6 million and $70.9 million of net sales from CMW's operations, respectively. During the three month periods ended May 1, 2020 and May 3, 2019, the company recognized $18.6 million of segment earnings and $4.1 million of segment loss from CMW's operations, respectively. During the six month periods ended May 1, 2020 and May 3, 2019, the company recognized $338.5 million and $70.9 million of net sales from CMW's operations. During the six month periods ended May 1, 2020 and May 3, 2019, the company recognized $28.0 million of segment earnings and $4.1 million of segment loss from CMW's operations, respectively.

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
The following tables present summarized financial information concerning the company’s reportable segments and Other activities:

(Dollars in thousands)
Three Months Ended May 1, 2020	Professional	Residential	Other	Total
Net sales	$661,087	$261,998	$6,313	$929,398
Intersegment gross sales (eliminations)	16,642	34	(16,676)	—
Earnings (loss) before income taxes	$106,259	$37,122	$(22,010)	$121,371

(Dollars in thousands)
Six Months Ended May 1, 2020	Professional	Residential	Other	Total
Net sales	$1,255,808	$427,846	$13,227	$1,696,881
Intersegment gross sales (eliminations)	25,413	61	(25,474)	—
Earnings (loss) before income taxes	208,733	58,688	(59,911)	207,510
Total assets	$2,052,529	$328,068	$430,878	$2,811,475

(Dollars in thousands)
Three Months Ended May 3, 2019	Professional	Residential	Other	Total
Net sales	$723,506	$232,147	$6,383	$962,036
Intersegment gross sales (eliminations)	23,716	80	(23,796)	—
Earnings (loss) before income taxes	$150,119	$22,030	$(34,969)	$137,180

(Dollars in thousands)
Six Months Ended May 3, 2019	Professional	Residential	Other	Total
Net sales	$1,178,512	$377,305	$9,175	$1,564,992
Intersegment gross sales (eliminations)	37,325	179	(37,504)	—
Earnings (loss) before income taxes	238,097	35,102	(65,999)	207,200
Total assets	$1,848,351	$271,224	$346,425	$2,466,000

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Corporate expenses	$(15,441)	$(34,357)	$(47,883)	$(62,671)
Interest expense	(8,659)	(6,694)	(16,815)	(11,436)
Earnings from wholly-owned domestic distribution companies and other income, net	2,090	6,082	4,787	8,108
Total operating loss	$(22,010)	$(34,969)	$(59,911)	$(65,999)

4	Revenue
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

The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended May 1, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$569,143	$257,400	$3,835	$830,378
Irrigation	91,944	4,598	2,478	99,020
Total net sales	$661,087	$261,998	$6,313	$929,398

Revenue by geographic market:
United States	$509,277	$231,764	$6,313	$747,354
Foreign Countries	151,810	30,234	—	182,044
Total net sales	$661,087	$261,998	$6,313	$929,398

Six Months Ended May 1, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,093,052	$409,858	$9,360	$1,512,270
Irrigation	162,756	17,988	3,867	184,611
Total net sales	$1,255,808	$427,846	$13,227	$1,696,881

Revenue by geographic market:
United States	$963,565	$362,102	$13,227	$1,338,894
Foreign Countries	292,243	65,744	—	357,987
Total net sales	$1,255,808	$427,846	$13,227	$1,696,881

Three Months Ended May 3, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$618,099	$225,456	$2,661	$846,216
Irrigation	105,407	6,691	3,722	115,820
Total net sales	$723,506	$232,147	$6,383	$962,036

Revenue by geographic market:
United States	$546,413	$190,163	$6,383	$742,959
Foreign Countries	177,093	41,984	—	219,077
Total net sales	$723,506	$232,147	$6,383	$962,036

Six Months Ended May 3, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,005,649	$358,966	$4,630	$1,369,245
Irrigation	172,863	18,339	4,545	195,747
Total net sales	$1,178,512	$377,305	$9,175	$1,564,992

Revenue by geographic market:
United States	$894,517	$300,678	$9,175	$1,204,370
Foreign Countries	283,995	76,627	—	360,622
Total net sales	$1,178,512	$377,305	$9,175	$1,564,992
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of May 1, 2020 and October 31, 2019, $21.6 million and $22.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended May 1, 2020, the company recognized $2.9 million and $6.4 million, respectively, of the October 31, 2019 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $4.2 million of the October 31, 2019 deferred revenue amount within net sales throughout the remainder of fiscal 2020, $6.4 million in fiscal 2021, and $5.0 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Venture Products on March 2, 2020 resulted in the recognition of $65.2 million and $75.3 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2020 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2019	$350,250	$10,469	$1,534	$362,253
Goodwill acquired	65,185	—	—	65,185
Purchase price allocation adjustment	(866)	—	—	(866)
Translation adjustments	(318)	(79)	—	(397)
Balance as of May 1, 2020	$414,251	$10,390	$1,534	$426,175

Other Intangible Assets, Net
The components of other intangible assets, net as of May 1, 2020 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,227	$(13,494)	$4,733
Non-compete agreements	5.5	6,865	(6,794)	71
Customer-related	18.2	239,383	(40,555)	198,828
Developed technology	7.6	51,854	(33,199)	18,655
Trade names	15.4	7,476	(2,304)	5,172
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,195	(100,736)	227,459
Indefinite-lived - trade names		190,427	—	190,427
Total other intangible assets, net		$518,622	$(100,736)	$417,886
The components of other intangible assets, net as of May 3, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,254	$(12,728)	$5,526
Non-compete agreements	5.5	6,889	(6,797)	92
Customer-related	18.3	201,022	(26,719)	174,303
Developed technology	7.6	50,338	(29,292)	21,046
Trade names	15.5	7,599	(1,903)	5,696
Other	0.6	7,380	(1,897)	5,483
Total finite-lived	15.1	291,482	(79,336)	212,146
Indefinite-lived - trade names		121,031	—	121,031
Total other intangible assets, net		$412,513	$(79,336)	$333,177

The components of other intangible assets, net as of October 31, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,230	$(13,102)	$5,128
Non-compete agreements	5.5	6,868	(6,786)	82
Customer-related	18.4	220,390	(33,547)	186,843
Developed technology	7.6	51,911	(31,289)	20,622
Trade names	15.4	7,496	(2,109)	5,387
Other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	309,285	(91,223)	218,062
Indefinite-lived - trade names		134,312	—	134,312
Total other intangible assets, net		$443,597	$(91,223)	$352,374

Amortization expense for finite-lived intangible assets during the second quarter of fiscal 2020 and fiscal 2019 was $4.9 million and $3.7 million, respectively. Amortization expense for finite-lived intangible assets during the first six months of fiscal 2020 and 2019 was $9.6 million and $5.5 million, respectively. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $9.9 million; fiscal 2021, $19.5 million; fiscal 2022, $18.2 million; fiscal 2023, $16.5 million; fiscal 2024, $15.4 million; fiscal 2025, $13.8 million; and after fiscal 2025, $134.2 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Revolving credit facility	$—	$90,000	$—
$200 million term loan	100,000	200,000	100,000
$300 million term loan	180,000	300,000	180,000
$190 million term loan	190,000	—	—
3.81% series A senior notes	100,000	—	100,000
3.91% series B senior notes	100,000	—	100,000
7.800% debentures	100,000	100,000	100,000
6.625% senior notes	123,947	123,885	123,916
Less: unamortized discounts, debt issuance costs, and deferred charges	(3,171)	(2,806)	(3,103)
Total long-term debt	890,776	811,079	700,813
Less: current portion of long-term debt	99,868	90,000	79,914
Long-term debt, less current portion	$790,908	$721,079	$620,899

Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2020 and succeeding five fiscal years are as follows: fiscal 2020 (remainder), $0.0 million; fiscal 2021, $28.5 million; fiscal 2022, $161.3 million; fiscal 2023, $127.2 million; fiscal 2024, $153.0 million; fiscal 2025, $0.0 million; and after fiscal 2025, $425.0 million.
Revolving Credit Facility
The company has an unsecured senior five-year revolving credit facility with a borrowing capacity of $600.0 million that expires in June 2023. Included in the company's $600.0 million revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below. In connection with the entry into the revolving credit facility during June 2018, the company incurred approximately $1.9 million of debt issuance costs, which are being amortized over the life of the revolving credit facility under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. The company classifies the debt issuance costs related to its revolving credit facility within other assets on the Condensed Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility.
As of May 1, 2020, the company had no borrowings under the revolving credit facility, but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. As of May 3, 2019, the company had $90.0 million outstanding under the revolving credit facility, $1.9 million outstanding under the sublimit for standby letters of credit, and $508.1 million of unutilized availability under the revolving credit facility. As of October 31, 2019, the company had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. Typically, the company's revolving credit facility is classified as long-term debt within the company's Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies that portion of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of May 1, 2020 and October 31, 2019, no outstanding borrowings under the company's revolving credit facility were classified as current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of May 3, 2019, the $90.0 million of outstanding borrowings under the company's revolving credit facility was classified as long-term debt within the company's Condensed Consolidated Balance Sheets.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of May 1, 2020, May 3, 2019, and October 31, 2019.
Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 1, 2020, the company incurred interest expense of approximately $0.7 million and $0.8 million, respectively, under the revolving credit facility. For the three and six month periods ended May 3, 2019, the company incurred interest expense of approximately $1.0 million and $1.8 million, respectively, under the revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the company's acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on April 1, 2019 in connection with the closing of the company's acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, the company is required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium.
As of May 1, 2020, the company had prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively. Thus, as of May 1, 2020, there were $100.0 million and $180.0 million of outstanding borrowings under the $500.0 million term loan for the $200.0 million three year unsecured senior term loan facility and the $300.0 million five year unsecured senior term loan facility, respectively.
In connection with the company's entry into the $500.0 million term loan in March 2019, the company incurred approximately $0.6 million of debt issuance costs, which are being amortized over the life of the respective term loans under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method.

Unamortized deferred debt issuance costs are netted against the outstanding borrowings under the $500.0 million term loan on the company's Condensed Consolidated Balance Sheets.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's $500.0 million term loan as of May 1, 2020. Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate, subject to an additional basis point spread as defined in the $500.0 million loan credit agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 1, 2020, the company incurred interest expense of approximately $1.5 million and $3.4 million, respectively, on the outstanding borrowings under the $500.0 million term loan. For the three and six month periods ended May 3, 2019, the company incurred interest expense of approximately $1.6 million on the outstanding borrowings under the $500.0 million term loan.
$190.0 Million Term Loan Credit Agreement
On March 30, 2020, the company entered into a term loan credit agreement ("$190.0 million term loan") with certain financial institutions for the purpose of refinancing certain of its outstanding borrowings incurred in connection with the company's acquisition of Venture Products on March 2, 2020, as well as a precautionary measure to increase the company's liquidity and preserve financial flexibility in light of the current uncertainty in the global financial and commercial markets as a result of COVID-19. The $190.0 million term loan provided for a $190.0 million three year unsecured senior term loan facility maturing on June 19, 2023. In connection with the company's entry into the $190.0 million term loan, the company incurred immaterial debt issuance costs, which are being deferred and amortized over the life of the $190.0 million term loan and are netted against the outstanding borrowings under the $190.0 million term loan on the company's Condensed Consolidated Balance Sheets.
Beginning with the last business day of March 2021, the company is required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0% for the first four payments and 7.5% thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of May 1, 2020, there was $190.0 million of outstanding borrowings under the $190.0 million term loan and the company has reclassified $99.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company intends to prepay such amount utilizing anticipated cash flows from operations within the next twelve months.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the $190.0 million term loan as of May 1, 2020. Outstanding borrowings under the$190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 1, 2020, the company incurred interest expense of approximately $0.4 million on the outstanding borrowings under the $190.0 million term loan.
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
The company has the right to prepay all or a portion of either series of the Senior Notes in an amount equal to not less than 10.0 percent of the principal amount of the Senior Notes then outstanding upon notice to the holders of the series of Senior Notes being prepaid for 100.0 percent of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, the company has the right to prepay all of the outstanding Senior Notes of such series for 100.0 percent of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to prepay all of the Senior Notes for the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.

The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of May 1, 2020.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three and six month periods ended May 1, 2020, the company incurred interest expense of approximately $1.9 million and $3.9 million, respectively, on the outstanding borrowings under the private placement note purchase agreement relating to the Senior Notes.
7.8% Debentures
In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For the three and six month periods ended May 1, 2020 and May 3, 2019, the company incurred interest expense of approximately $2.0 million and $4.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fee and direct debt issuance costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For the three and six month periods ended May 1, 2020 and May 3, 2019, the company incurred interest expense of approximately $2.1 million and $4.2 million, respectively.

7	Management Actions

On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down its Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). As of May 1, 2020, the company continues to expect to incur total pretax charges of approximately $10.0 million to $11.0 million related to the Toro underground wind down. The majority of such charges have already been incurred and substantially all remaining anticipated costs are expected to be incurred by the end of fiscal 2020. For the three and six month periods ended May 1, 2020, the company incurred $0.9 million of pre-tax charges related to inventory write-downs to net realizable value. During fiscal 2019, the company recorded pre-tax charges of $10.0 million as a result of the Toro underground wind down related to inventory write-downs to net realizable value, accelerated depreciation on fixed assets that will no longer be used, and anticipated inventory retail support activities. As of May 1, 2020, the company had a remaining accrual balance of $0.9 million related to the anticipated inventory retail support activities within accrued liabilities in the Condensed Consolidated Balance Sheet. The remainder of the estimated pre-tax charges are anticipated to be primarily comprised of costs related to the write-down of future component parts inventory purchases to finalize assembly of the company's remaining Toro-branded large directional drill and riding trencher inventory.

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
On March 2, 2020, with the acquisition of Venture Products, the company acquired $23.0 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Inventories were as follows:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Raw materials and work in process	$198,807	$186,065	$179,967
Finished goods and service parts	597,431	497,467	553,767
Total FIFO value	796,238	683,532	733,734
Less: adjustment to LIFO value	82,071	72,201	82,071
Total inventories, net	$714,167	$611,331	$651,663

9	Property and Depreciation
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company provides for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, land improvements, and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized, and expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects.
On March 2, 2020, with the acquisition of Venture Products, the company acquired $27.0 million of property, plant, and equipment, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Property, plant and equipment was as follows:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Land and land improvements	$55,298	$53,123	$55,613
Buildings and leasehold improvements	287,303	263,103	276,556
Machinery and equipment	466,388	421,927	453,314
Tooling	216,177	223,621	226,870
Computer hardware and software	94,026	91,353	94,409
Construction in process	71,309	55,851	34,937
Property, plant, and equipment, gross	1,190,501	1,108,978	1,141,699
Less: accumulated depreciation	736,740	683,597	704,382
Property, plant, and equipment, net	$453,761	$425,381	$437,317

10	Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Beginning balance	$96,623	$76,745	$96,604	$76,214
Provisions	17,072	17,946	31,103	28,502
Acquisitions	2,557	14,272	2,557	14,272
Claims	(16,927)	(11,356)	(31,630)	(22,171)
Changes in estimates	3,559	(1,855)	4,250	(1,065)
Ending balance	$102,884	$95,752	$102,884	$95,752

11	Investment in Finance Affiliate
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
The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of May 1, 2020, May 3, 2019, and October 31, 2019 was $27.8 million, $30.1 million, and $24.1 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
Under the financing agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid to Red Iron and TCFCFC for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the six months ended May 1, 2020 and May 3, 2019.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended May 1, 2020 and May 3, 2019 were $886.4 million and $1,031.3 million, respectively. As of May 1, 2020, Red Iron’s total assets were $555.0 million and total liabilities were $493.1 million. The total amount of receivables due from Red Iron to the company as of May 1, 2020, May 3, 2019, and October 31, 2019 were $23.3 million, $38.7 million and $21.7 million, respectively.

12	Stock-Based Compensation
Compensation costs related to stock-based awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Unrestricted common stock awards	$—	$—	$693	$592
Stock option awards	2,316	1,328	4,094	3,163
Performance share awards	(1,885)	1,014	(1,338)	1,818
Restricted stock unit awards	976	759	1,918	1,452
Total compensation cost for stock-based awards	$1,407	$3,101	$5,367	$7,025

During the second quarter of fiscal 2020, in response to COVID-19 and its impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows, the probability of achieving the company's performance goals was revised. Such revision impacted the company's performance share awards, which resulted in a reduction in the cumulative expense recorded for such awards within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the three and six month periods ended May 1, 2020.
Unrestricted Common Stock Awards
During the first six months of fiscal years 2020 and 2019, 8,920 and 10,090 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal years 2020 and 2019.
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
The table below illustrates the weighted-average valuation assumptions for options granted in the first six months of the following fiscal periods:

	Fiscal 2020	Fiscal 2019
Expected life of option in years	6.31	6.31
Expected stock price volatility	19.38%	19.84%
Risk-free interest rate	1.79%	2.77%
Expected dividend yield	0.98%	1.18%
Per share weighted-average fair value at date of grant	$15.36	$12.82

Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2020 and 2019 was $77.33 and $59.58, respectively. No performance share awards were granted during the second quarter of fiscal 2020 and 2019.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2020 and 2019 was $76.12 and $64.75, respectively.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Foreign currency translation adjustments	$36,916	$30,047	$31,025
Pension and post-retirement benefits	3,949	561	4,861
Cash flow derivative instruments	(7,163)	(5,492)	(3,837)
Total accumulated other comprehensive loss	$33,702	$25,116	$32,049

The components and activity of AOCL, net of tax, for the three and six month periods ended May 1, 2020 and May 3, 2019 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of January 31, 2020	$31,749	$4,861	$(4,489)	$32,121
Other comprehensive (income) loss before reclassifications	5,167	—	(194)	4,973
Amounts reclassified from AOCL	—	(912)	(2,480)	(3,392)
Net current period other comprehensive (income) loss	5,167	(912)	(2,674)	1,581
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive loss before reclassifications	5,891	—	691	6,582
Amounts reclassified from AOCL	—	(912)	(4,017)	(4,929)
Net current period other comprehensive (income) loss	5,891	(912)	(3,326)	1,653
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of February 1, 2019	$26,280	$561	$(2,326)	$24,515
Other comprehensive (income) loss before reclassifications	3,767	—	(1,812)	1,955
Amounts reclassified from AOCL	—	—	(1,354)	(1,354)
Net current period other comprehensive (income) loss	3,767	—	(3,166)	601
Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive loss before reclassifications	336	—	3,678	4,014
Amounts reclassified from AOCL	—	—	(2,835)	(2,835)
Net current period other comprehensive loss	336	—	843	1,179
Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116

For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Basic
Weighted-average number of shares of common stock	107,552	106,679	107,466	106,445
Assumed issuance of contingent shares	—	—	21	21
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,552	106,679	107,487	106,466

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,552	106,679	107,487	106,466
Effect of dilutive securities	948	1,328	1,094	1,443
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,500	108,007	108,581	107,909

Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 615,344 and 757,083 shares of common stock during the second quarter of fiscal 2020 and 2019, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 442,321 and 837,936 shares of common stock during the first six months of fiscal 2020 and 2019, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

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
Lease payments are determined at lease commencement and represent fixed lease payments as defined within the respective lease agreement or, in the case of certain lease agreements, variable lease payments that are measured as of the lease commencement date based on the prevailing index or market rate. Future adjustments to variable lease payments are defined and scheduled within the respective lease agreement and are determined based upon the prevailing market or index rate at the time of the adjustment relative to the market or index rate determined at lease commencement. Certain other lease agreements contain variable lease payments that are determined based upon actual utilization of the identified asset. Such future adjustments to variable lease payments and variable lease payments based upon actual utilization of the identified asset are not included within the determination of lease payments at commencement but rather, are recorded as variable lease expense in the period in which the variable lease cost is incurred. Additionally, the company's operating leases generally do not include material residual value guarantees. The company has operating leases with both lease components and non-lease components. For all underlying asset classes, the company accounts for lease components separately from non-lease components based on the relative market value of each component. Non-lease components typically consist of common area maintenance, utilities, and/or other repairs and maintenance services. The costs related to non-lease components are not included within the determination of lease payments at commencement.
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

The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	May 1, 2020	May 1, 2020
Operating lease expense	$5,383	$10,217
Short-term lease expense	646	1,328
Variable lease expense	59	96
Total lease expense	$6,088	$11,641
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	May 1, 2020	May 1, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$5,525	$10,266
Right-of-use assets obtained in exchange for lease obligations	$10,909	$17,042

The following table presents other lease information related to the company's operating leases as of May 1, 2020:

(Dollars in thousands)	May 1, 2020
Weighted-average remaining lease term of operating leases in years	7.4
Weighted-average discount rate of operating leases	2.81%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of May 1, 2020:

(Dollars in thousands)	May 1, 2020
2020 (remaining)	$24,263
2021	17,253
2022	14,698
2023	11,761
2024	10,569
Thereafter	33,394
Total future minimum operating lease payments	111,938
Less: imputed interest	25,698
Present value of operating lease liabilities	$86,240

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
As of May 1, 2020, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $248.6 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$13,303	$8,980	$8,642
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	7,270	3,881	2,256
Total assets	$20,573	$12,861	$10,898

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	259	3	9
Total liabilities	$259	$3	$9

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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded in the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 1, 2020	May 3, 2019	October 31, 2019
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$20,662	$12,861	$11,056
Gross liabilities offset in the Condensed Consolidated Balance Sheets	(89)	—	(158)
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$20,573	$12,861	$10,898

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(259)	$(3)	$(9)
Gross assets offset in the Condensed Consolidated Balance Sheets	—	—	—
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$(259)	$(3)	$(9)

The following tables present the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 1, 2020 and May 3, 2019:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$2,272	$1,240	$2,521	$2,766
Cost of sales	208	114	153	400
Total derivatives designated as cash flow hedging instruments	$2,480	$1,354	$2,674	$3,166

	Six Months Ended
	Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$3,477	$2,478	$3,105	$(715)
Cost of sales	540	357	221	(128)
Total derivatives designated as cash flow hedging instruments	$4,017	$2,835	$3,326	$(843)

For the second quarter and first six months of fiscal 2020, the company recognized approximately $0.5 million of gains within other income, net on the Condensed Consolidated Statements of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments as a result of the COVID-19 pandemic and its impact to the probability of realizing hedged forecasted transactions. For the second quarter and first six months of fiscal 2019, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of May 1, 2020, the company expects to reclassify approximately $6.8 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 1, 2020		May 3, 2019
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$929,398	$(622,681)	$962,036	$(640,738)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	2,272	208	1,240	114
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2,332	$134	$1,094	$(46)

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 1, 2020		May 3, 2019
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,696,881	$(1,102,076)	$1,564,992	$(1,028,077)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	3,477	540	2,478	357
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2,992	$145	$2,317	$16

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$1,557	$1,790	$1,777	$727
Total gain on derivatives not designated as cash flow hedging instruments	$1,557	$1,790	$1,777	$727

18	Fair Value Measurements
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of such forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three and six month periods ended May 1, 2020 and May 3, 2019, or the twelve months ended October 31, 2019.
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2020, May 3, 2019, and October 31, 2019, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 1, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$20,573	$—	$20,573	$—
Total assets	$20,573	$—	$20,573	$—

Liabilities:
Forward currency contracts	$259	$—	$259	$—
Total liabilities	$259	$—	$259	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 3, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$12,861	$—	$12,861	$—
Total assets	$12,861	$—	$12,861	$—

Liabilities:
Forward currency contracts	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,898	$—	$10,898	$—
Total assets	$10,898	$—	$10,898	$—

Liabilities:
Forward currency contracts	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—

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
As of May 1, 2020 and October 31, 2019, the company's long-term debt included $423.9 million of fixed-rate debt that is not subject to variable interest rate fluctuations. The fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of May 1, 2020, the estimated fair value of long-term debt with fixed interest rates was $476.3 million compared to its carrying amount of $423.9 million. As of October 31, 2019, the estimated fair value of long-term debt with fixed interest rates was $493.8 million compared to its carrying amount of $423.9 million.

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
Non-GAAP Financial Measures
Throughout this MD&A, we have provided non-GAAP financial measures, which are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"), as information supplemental and in addition to the most directly comparable financial measures presented in this report that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.
We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures and metrics. Further, these non-GAAP financial measures may differ from similar measures used by other companies.
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
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. Such Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries.
Business Combinations
Acquisition of Venture Products, Inc. ("Venture Products")
On March 2, 2020, we completed the acquisition of Venture Products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network.
The acquisition of Venture Products was structured as a merger, pursuant to which a wholly-owned subsidiary of TTC merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of TTC. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable cash consideration as described in the merger agreement. We also acquired from an affiliate of Venture Products the real estate used by Venture Products. The aggregate preliminary consideration for Venture Products and the real estate was $165.9 million, which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to TTC. The aggregate preliminary consideration remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products as of closing date. These adjustments are expected to be completed during fiscal 2020. The holdback is expected to expire by the end of the fourth quarter of fiscal 2021. We funded the cash payment with borrowings under our existing unsecured senior revolving credit facility. For additional information regarding the Venture Products acquisition and our unsecured senior revolving credit facility utilized to fund the aggregate preliminary consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, respectively, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Acquisition of The Charles Machine Works, Inc. ("CMW")
On April 1, 2019, we completed our acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, compact utility loaders/skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. As of the closing date of the transaction, we paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW as of the closing date. During the fourth quarter of fiscal 2019, we finalized the adjustments, which resulted in an aggregate merger consideration of $685.0 million. We funded the purchase price for the acquisition by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings under our unsecured senior revolving credit facility. For additional information regarding the CMW acquisition and the financing agreements utilized to fund the purchase price, refer to Note 2, Business Combinations, and Note 6, Indebtedness, respectively, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the virus") outbreak a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and has resulted in a global economic slowdown. COVID-19 has resulted in government authorities around the world implementing stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments, travel restrictions, prohibitions on group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The global economic impact of this pandemic has had a material impact on our business, customers, and suppliers and has caused many challenges, which began in the second quarter of fiscal 2020 and steadily increased as the second quarter progressed.
As the events surrounding COVID-19 continued to unfold during the second quarter of fiscal 2020, our main focus was, and will continue to be, the health, safety, and wellbeing of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing operations, we have adopted rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, instituting working from home arrangements for those employees that do not need to be physically present at our facilities and sites to perform their job responsibilities, suspending non-essential travel, extensively and frequently disinfecting our facilities and workspaces, suspending all non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who must be physically present at our facilities and sites to perform their job responsibilities. We also adopted a special COVID-19 employee leave policy that provides two weeks of pay for employees who have contracted the virus, are involuntarily quarantined because of the virus, or are without work due to changes in our production schedules as a result of the virus. We expect to continue such safety measures until we determine that COVID-19 is adequately contained for purposes of our operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.

We have been balancing our safety-focused approach with our responsibility to meet the needs of our customers as we supply them with products that are critical to maintaining essential infrastructure globally, agricultural food production, and the enablement of safe areas for outdoor spaces. Government mandated measures providing for business shutdowns or curtailments generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. Substantially all of our operations are considered essential under applicable government mandated orders relating to COVID-19 allowing us to continue our global manufacturing and other operations. While we have been able to continue manufacturing substantially all of our products and our facilities have remained operational, we have experienced intermittent partial or full facility closures, reduced levels of production at certain facilities, and manufacturing inefficiencies as a result of these government mandated measures, reduced demand for products in certain of our businesses, and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities. We have not yet experienced any significant impacts to our global manufacturing operations due to disruptions in our global supply chain as a result of COVID-19. Although we regularly monitor the financial health of the companies in our supply chain, financial hardship or government mandated restrictions on our suppliers caused by COVID-19 could cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated reduced levels of production as a result of softened demand for our products and other government actions. While domestic and/or international governmental measures may be modified or extended, we currently expect that our global manufacturing facilities will remain operational, although operating at reduced production capacity at certain of our facilities, during the remainder of fiscal 2020. However, such expectation is dependent upon, among other things, future governmental actions and demand for our products, the stability of our global supply chain, and the ability of carriers to transport procured commodities, components, and parts to our facilities and transport our products to our customers.
As a result of the global economic slowdown caused by the COVID-19 pandemic, in mid-March 2020, we began experiencing softened demand in certain of our businesses. Within our Professional segment, the majority of our businesses were adversely impacted during our fiscal 2020 second quarter due to reduced demand from channel partners and end-customers. Most notably, our golf and grounds; irrigation; landscape contractor; and rental, specialty, and underground construction businesses were particularly affected by COVID-19. Demand for our golf and grounds and irrigation products decreased as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases. The decrease in demand for our landscape contractor business was primarily due to channel partners aligning field inventory levels with reduced retail demand from end-customers. Our rental, specialty, and underground construction business experienced reduced demand as a result of curtailed investments by end-customers in the oil and gas and construction industries. We currently expect this reduced demand in our Professional segment business to continue, particularly if adverse economic and recessionary conditions continue or worsen. Contrary to the impact experienced in the majority of our Professional segment businesses, our Residential segment experienced strong retail demand during the second quarter of fiscal 2020 for zero-turn riding mowers and walk power mowers partially due to the impacts of COVID-19 as, among other reasons, end-customers were subject to government mandated "shelter-in-place" and "stay-at-home" orders and experienced favorable spring weather conditions for property enhancement and maintenance activities in key regions of the globe. While the strong retail demand experienced in our Residential segment is a positive event in light of COVID-19, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales adversely impacted our gross margins for the for the three and six month periods ended May 1, 2020 and we expect will continue to adversely impact our gross margins.
In an effort to partially mitigate the anticipated adverse impacts of COVID-19 on our fiscal 2020 Results of Operations, Financial Position, or Cash Flows as a result of lower demand we have experienced in certain of our businesses, we have taken and continue to take meaningful cost reduction measures across our organization to align our costs with anticipated lower sales volumes. These cost reduction measures include reducing production levels within our manufacturing facilities to align with anticipated reduced sales volumes; enacting tiered salary reductions and suspending merit-based salary increases and discretionary retirement fund contributions for the remainder of fiscal 2020; reducing discretionary spending; freezing the hiring of new employees; and delaying, reducing, or eliminating purchased services and travel. Additionally, we have proactively managed our working capital through various measures, and we expect to continue to do so, including, but not limited to, refinancing outstanding borrowings on our unsecured senior revolving credit facility with the net proceeds from a new three year term loan for $190.0 million, which also added incremental liquidity; reducing capital expenditures; continuing the curtailment of share repurchases under our Board authorized repurchase plan; reducing production levels within our manufacturing facilities to manage finished goods inventory levels to align with lower sales volumes; deferring receipts of commodities, components, and parts inventory to align with reduced production levels; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2020. As a result of proactively managing our working capital and monitoring government economic stabilization efforts, our balance sheet and liquidity profile remains strong with available liquidity of approximately $798.1 million as of May 1, 2020, consisting of cash and cash equivalents of approximately $200.0 million and availability under our unsecured senior revolving credit facility of $598.1 million.

Significant uncertainty still exists concerning the anticipated future magnitude of the impact and duration of COVID-19. We intend to continue to monitor the rapidly evolving situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations to attempt to protect the health and wellbeing of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan and cost reduction measures and such developments could occur rapidly. Given the many evolving COVID-19 related factors, risks, and challenges that could negatively impact our business, we withdrew our fiscal 2020 detailed financial guidance on March 30, 2020. Many of these uncertainties still remain and as a result, we are not in a position to provide detailed financial guidance for our third quarter or full year of fiscal 2020 at this time nor do we have the ability to predict the level of impact of COVID-19 on our business and related Results of Operations, Financial Position, or Cash Flows. We currently believe that the current market trends will continue throughout the remainder of our fiscal year, including customer budget constraints and cash preservation and a preference for repairs and deferrals over new equipment purchases in our Professional segment, as well as higher demand in our Residential segment. We expect that the third quarter of fiscal 2020 will be the most challenging quarter for our business with the most significant year-over-year net sales and diluted earnings per share declines experienced and we currently expect negative year-over-year fourth quarter net sales and diluted earnings per share growth. However, if adverse impacts from COVID-19 continue for an extended period of time or worsen, our business and related Results of Operations, Financial Position, or Cash Flows could continue to be adversely impacted. Sustained adverse impacts to our business and certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows.
For additional information regarding risks associated with COVID-19, refer to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 and the section titled "Risk Factors" located within Part II, Item 1A, of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
Worldwide consolidated net sales for the second quarter of fiscal 2020 were $929.4 million, down 3.4 percent compared to $962.0 million in the second quarter of fiscal 2019. For the year-to-date period of fiscal 2020, worldwide consolidated net sales were $1,696.9 million, up 8.4 percent compared to $1,565.0 million from the same period in the prior fiscal year.
Professional segment net sales for the second quarter of fiscal 2020 were $661.1 million, a decrease of 8.6 percent compared to $723.5 million in the second quarter of the prior fiscal year. This decrease was primarily due to the unfavorable impact of COVID-19 on our Professional businesses, partially offset by incremental net sales as a result of our acquisitions of CMW and Venture Products. For the year-to-date period of fiscal 2020, Professional segment net sales were $1,255.8 million, an increase of 6.6 percent compared to $1,178.5 million in the prior fiscal year comparable period. This increase was driven by incremental net sales as a result of our acquisitions of CMW and Venture Products, partially offset by the unfavorable impact of COVID-19 on our Professional businesses.
Residential segment net sales for the second quarter of fiscal 2020 were $262.0 million, an increase of 12.9 percent compared to $232.1 million in the second quarter of the prior fiscal year. For the year-to-date period of fiscal 2020, Residential segment net sales were $427.8 million, an increase of 13.4 percent compared to $377.3 million in the prior fiscal year comparable period. These increases were mainly driven by incremental sales to our expanded mass retail channel and strong retail demand driven by favorable weather conditions in key regions, new and enhanced products, and government mandated "shelter-in-place" and "stay-at-home" orders.
Net earnings for the second quarter of fiscal 2020 were $98.4 million, or $0.91 per diluted share, compared to $115.6 million, or $1.07 per diluted share, for the second quarter of fiscal 2019. Net earnings for the first six months of fiscal 2020 were $168.5 million, or $1.55 per diluted share, compared to net earnings of $175.1 million, or $1.62 per diluted share in the comparable fiscal 2019 period.
Non-GAAP net earnings for the second quarter of fiscal 2020 were $100.2 million, or $0.92 per diluted share, compared to $126.0 million, or $1.17 per diluted share, for the prior fiscal year comparative period, a decrease of 21.4 percent per diluted share. Non-GAAP net earnings for the first six months of fiscal 2020 were $169.8 million, or $1.56 per diluted share, compared to $182.7 million, or $1.69 per diluted share, in the comparable fiscal 2019 period, a decrease of 7.7 percent per diluted share. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We increased our cash dividend for the second quarter of fiscal 2020 by 11.1 percent to $0.25 per share compared to the $0.225 per share cash dividend paid in the second quarter of fiscal 2019.

Field inventory levels were slightly higher as of the end of the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019, primarily as a result of higher Residential segment field inventory due to shipments into our expanded mass retail channel and incremental field inventories within our Professional segment as a result of the acquisition of Venture Products, partially offset by reduced field inventories in our golf and grounds and landscape contractor businesses as our channel partners aligned field inventory levels with anticipated retail demand for our products.
Three-Year Employee Initiative - "Vision 2020"
Our current multi-year employee initiative, "Vision 2020", which began with our 2018 fiscal year, focuses on driving profitable growth with an emphasis on innovation and serving our customers, which we believe will generate further momentum for the organization. Through the first two fiscal years of our Vision 2020 initiative, we set specific financial goals, which included organic revenue and operating earnings growth. After our transformational acquisition of CMW, we changed the focus of our third and final fiscal year of our Vision 2020 initiative to a revised enterprise-wide performance goal of achieving non-GAAP operating earnings of $485.0 million. However, as a result of COVID-19 and its impact on our fiscal 2020 Results of Operations experienced to date, we do not expect to meet this enterprise-wide performance goal for fiscal 2020.
Net Sales
Worldwide consolidated net sales for the second quarter of fiscal 2020 were $929.4 million, down 3.4 percent compared to $962.0 million in the second quarter of fiscal 2019. This decrease was primarily the result of reduced net sales in the majority of our Professional segment businesses due to reduced demand from channel partners and end-customers as a result of COVID-19. Within our Professional segment businesses, the decrease was primarily due to fewer shipments of golf and grounds equipment and irrigation products as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with reduced retail demand for our products; and reduced sales of our rental, specialty, and underground construction equipment as a result of the global economic slowdown experienced during our fiscal 2020 second quarter that unfavorably impacted the oil and gas and construction industries. These net sales decreases were partially offset by incremental sales in our Professional segment as a result of our acquisitions of CMW and Venture Products, as well as an increase in net sales in our Residential segment driven by incremental shipments of zero-turn riding mowers and walk power mowers as a result of our expanded mass retail channel and strong retail demand driven by favorable spring weather conditions in key regions, new and enhanced products, and government mandated "shelter-in-place" and "stay-at-home" orders.
For the year-to-date period of fiscal 2020, worldwide consolidated net sales were $1,696.9 million, up 8.4 percent compared to $1,565.0 million from the same period in the prior fiscal year. This increase was primarily driven by incremental sales in our Professional segment as a result of our acquisitions of CMW and Venture Products, as well as an increase in net sales in our Residential segment driven by incremental shipments of zero-turn riding mowers and walk power mowers as a result of our expanded mass retail channel and strong retail demand driven by favorable spring weather conditions in key regions, new and enhanced products, and government mandated "shelter-in-place" and "stay-at-home" orders. These increases were partially offset by reductions in net sales for the majority of our Professional segment businesses due to reduced demand from channel partners and end-customers as a result of COVID-19. Within our Professional segment businesses, the decrease was primarily due to fewer shipments of golf and grounds equipment and irrigation products as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with reduced retail demand for our products; and reduced sales volumes for our rental, specialty, and underground construction equipment as a result of the global economic slowdown experienced during our fiscal 2020 second quarter that unfavorably impacted the oil and gas and construction industries.
Net sales in international markets decreased by 16.9 percent and 0.7 percent for the second quarter and year-to-date periods of fiscal 2020, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $5.4 million and $4.9 million for the second quarter and year-to-date periods of fiscal 2020, respectively. The net sales decrease for the quarter comparison was mainly due to decreased sales of golf and grounds and irrigation equipment, walk-power mowers, zero-turn riding mowers, and Pope-branded irrigation products as a result of COVID-19 related government mandated business curtailment measures in key global regions, partially offset by incremental sales as a result of our acquisitions of CMW and Venture Products and higher shipments of our ag-irrigation products due to favorable weather conditions in key regions. The net sales decrease for the year-to-date comparison was mainly due to decreased sales of golf and grounds and irrigation equipment, zero-turn riding mowers, and walk power mowers as a result of COVID-19 related government mandated business curtailment measures in key global regions, partially offset by incremental sales as a result of our acquisitions of CMW and Venture Products and higher shipments of our ag-irrigation products due to favorable weather conditions in key regions.

The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.0)	(66.6)	(64.9)	(65.7)
Gross profit	33.0	33.4	35.1	34.3
Selling, general and administrative expense	(19.5)	(19.1)	(22.3)	(21.0)
Operating earnings	13.5	14.3	12.8	13.3
Interest expense	(0.9)	(0.7)	(1.0)	(0.7)
Other income, net	0.5	0.7	0.4	0.6
Earnings before income taxes	13.1	14.3	12.2	13.2
Provision for income taxes	(2.5)	(2.3)	(2.3)	(2.0)
Net earnings	10.6%	12.0%	9.9%	11.2%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2020 was $306.7 million, down 4.5 percent compared to $321.3 million in the second quarter of fiscal 2019. Gross margin for the second quarter of fiscal 2020 was 33.0 percent, a decrease of 40 basis points when compared to the second quarter of fiscal 2019. The decrease in gross margin for the second quarter comparison was primarily due to unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities and unfavorable product mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales, partially offset by the favorable impact of strategic productivity and synergy initiatives, favorable net price realization within our Professional segment due to fewer sales promotion activities as a result of reduced demand and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, and lower costs of commodities and tariffs. Non-GAAP gross profit for the second quarter of fiscal 2020 was $310.0 million, down 6.3 percent compared to $330.8 million in the second quarter of fiscal 2019. Non-GAAP gross margin was 33.4 percent for the second quarter of fiscal 2020 compared to 34.4 percent for the second quarter of fiscal 2019, a decrease of 100 basis points. The decrease in non-GAAP gross margin is a result of the same factors noted above for the decrease to gross margin for the second quarter of fiscal 2020, as well as decreased acquisition-related costs for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, partially offset by the incremental adjustment for management actions related to inventory write-down charges for the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down").
Gross profit for the year-to-date period of fiscal 2020 was $594.8 million, up 10.8 percent compared to $536.9 million in the same period of fiscal 2019. Gross margin for the year-to-date period of fiscal 2020 was 35.1 percent, an increase of 80 basis points when compared to the same period of fiscal 2019. The increase in gross margin for the year-to-date comparison was primarily due to the favorable impact of strategic productivity and synergy initiatives, favorable net price realization within our Professional segment due to fewer sales promotion activities as a result of reduced demand and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, and lower costs of commodities and tariffs. The gross margin increase was partially offset by unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities and unfavorable product mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales. Non-GAAP gross profit for the year-to-date period of fiscal 2020 was $598.5 million, up 9.5 percent compared to $546.4 million in the same period of fiscal 2019. Non-GAAP gross margin was 35.3 percent for the year-to-date period of fiscal 2020 compared to 34.9 percent for the same year-to-date period of fiscal 2019, an increase of 40 basis points. The increase in non-GAAP gross margin is a result of the same factors noted above for the increase to gross margin for the year-to-date period of fiscal 2020, as well as the adjustment for management actions related to inventory write-down charges for the Toro underground wind down, partially offset by a decrease in acquisition-related costs for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including charges incurred for the take-down of the inventory fair value step up amounts resulting from purchase accounting adjustments in both acquisitions and the amortization of the backlog intangible asset resulting from purchase accounting adjustments for the CMW acquisition, and the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial

Measures" within this MD&A.
Selling, General, and Administrative Expense
SG&A expense decreased $2.7 million, or 1.4 percent, for the second quarter of fiscal 2020 and increased $48.7 million, or 14.8 percent, for the year-to-date period of fiscal 2020. As a percentage of net sales, SG&A expense increased 40 basis points for the second quarter of fiscal 2020 and increased 130 basis points for the year-to-date period of fiscal 2020. The increase in SG&A expense as a percentage of net sales for the second quarter comparison was primarily due to incremental engineering, marketing, and service costs as a result of our acquisitions of CMW and Venture Products and higher warranty expense, partially offset by decreased incentive compensation costs as a result of diminished company performance due to COVID-19 and reduced transaction and integration costs incurred for the Venture Products acquisition in fiscal 2020 as compared to the transaction and integration costs incurred for the CMW acquisition in fiscal 2019. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to incremental administrative, marketing, engineering, and service costs as a result of our acquisitions of CMW and Venture Products and higher warranty expense, partially offset by decreased incentive compensation costs as a result of diminished company performance due to COVID-19 and reduced transaction and integration costs incurred for the Venture Products acquisition in fiscal 2020 as compared to the transaction and integration costs incurred for the CMW acquisition in fiscal 2019.
Interest Expense
Interest expense increased $2.0 million and $5.4 million for the second quarter and year-to-date periods of fiscal 2020 compared to the comparable periods of fiscal 2019. These increases were due to increased interest expense incurred on higher average outstanding borrowings under our financing arrangements as a result of our acquisitions of CMW and Venture Products.
Other Income, Net
Other income, net for the second quarter and year-to-date periods of fiscal 2020 decreased $1.9 million and $3.5 million, respectively, compared to the same periods in fiscal 2019. The decrease for the second quarter comparison was primarily due to a settlement charge incurred for the termination of our U.S. defined benefit pension plan, lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture and lower sales volume, and lower interest income on marketable securities, partially offset the favorable impact of foreign currency exchange rates. The decrease for the year-to-date comparison was primarily due to lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture and lower sales volume, lower interest income on marketable securities, and a settlement charge incurred for the termination of our U.S. defined benefit pension plan, partially offset by the favorable impact of foreign currency exchange rates.
Provision for Income Taxes
The effective tax rate for the second quarter and year-to-date periods of fiscal 2020 was 18.9 percent and 18.8 percent, respectively, compared to 15.8 percent and 15.5 percent in the same periods in fiscal 2019. These increases were due to a lower discrete tax benefit for the excess tax deduction for share-based compensation.
The non-GAAP effective tax rate for the second quarter of fiscal 2020 was 20.0 percent, compared to a non-GAAP effective tax rate of 19.9 percent in the second quarter of fiscal 2019. The non-GAAP effective tax rate for the year-to-date period of fiscal 2020 was 20.4 percent, compared to a non-GAAP effective tax rate of 20.2 percent in the same period of fiscal 2019. The non-GAAP effective tax rate excludes the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation; and the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the second quarter of fiscal 2020 were $98.4 million, or $0.91 per diluted share, compared to $115.6 million, or $1.07 per diluted share, for the second quarter of fiscal 2019. This decrease was primarily due to reduced gross margins largely as a result of unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, a lower discrete tax benefit for the excess tax deduction for share-based compensation, and increased interest expense due to higher average outstanding borrowings under our financing arrangements. The net earnings decrease was partially offset by the favorable impact of strategic productivity and synergy initiatives on gross margins, decreased incentive compensation costs, and reduced transaction and integration costs incurred for the Venture Products acquisition in fiscal 2020 as compared to the transaction and integration costs incurred for the CMW acquisition in fiscal 2019. Non-GAAP net earnings for the second quarter of fiscal 2020 were $100.2 million, or $0.92 per diluted share, compared to $126.0 million, or $1.17 per diluted share, for the second quarter of fiscal 2019, a decrease of 21.4 percent per diluted share. This decrease was primarily due to decreased gross margins largely as a result of unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, and increased interest expense due to higher average outstanding borrowings under our financing arrangements, partially offset by the favorable impact of strategic productivity and synergy initiatives on gross margins and decreased incentive compensation costs.
Net earnings for the first six months of fiscal 2020 were $168.5 million, or $1.55 per diluted share, compared to $175.1 million, or $1.62 per diluted share, for the same period of fiscal 2019. This decrease was primarily due to incremental administrative, marketing, engineering, and service costs as a result of our acquisitions of CMW and Venture Products, higher warranty expense, a lower discrete tax benefit for the excess tax deduction for share-based compensation, and increased interest expense due to higher average outstanding borrowings under our financing arrangements, partially offset by the favorable impact of strategic productivity and synergy initiatives, decreased incentive compensation costs, and reduced transaction and integration costs incurred for the Venture Products acquisition in fiscal 2020 as compared to the transaction and integration costs incurred for the CMW acquisition in fiscal 2019. Non-GAAP net earnings for the first six months of fiscal 2020 were $169.8 million, or $1.56 per diluted share, compared to $182.7 million, or $1.69 per diluted share for the same year-to-date period of fiscal 2019, a decrease of 7.7 percent per diluted share. This decrease was primarily due to incremental administrative, marketing, engineering, and service costs as a result of our acquisitions of CMW and Venture Products, higher warranty expense, and increased interest expense due to higher average outstanding borrowings under our financing arrangements, partially offset by the favorable impact of strategic productivity and synergy initiatives and decreased incentive compensation costs.
Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation; and the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
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
The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	$ Change	% Change
Professional	$661,087	$723,506	$(62,419)	(8.6)%
Residential	261,998	232,147	29,851	12.9
Other	6,313	6,383	(70)	(1.1)
Total net sales*	$929,398	$962,036	$(32,638)	(3.4)%

*Includes international net sales of:	$182,044	$219,077	$(37,033)	(16.9)%

	Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	$ Change	% Change
Professional	$1,255,808	$1,178,512	$77,296	6.6%
Residential	427,846	377,305	50,541	13.4
Other	13,227	9,175	4,052	44.2
Total net sales*	$1,696,881	$1,564,992	$131,889	8.4%

*Includes international net sales of:	$357,987	$360,622	$(2,635)	(0.7)%

The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	$ Change	% Change
Professional	$106,259	$150,119	$(43,860)	(29.2)%
Residential	37,122	22,030	15,092	68.5
Other	(22,010)	(34,969)	12,959	37.1
Total segment earnings	$121,371	$137,180	$(15,809)	(11.5)%

	Six Months Ended
(Dollars in thousands)	May 1, 2020	May 3, 2019	$ Change	% Change
Professional	$208,733	$238,097	$(29,364)	(12.3)%
Residential	58,688	35,102	23,586	67.2
Other	(59,911)	(65,999)	6,088	9.2
Total segment earnings	$207,510	$207,200	$310	0.1%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2020 decreased 8.6 percent compared to the same period of fiscal 2019. The net sales decrease for the second quarter comparison was primarily the result of COVID-19 and its impact on retail demand for our Professional segment products. The proliferation of COVID-19 throughout the second quarter of fiscal 2020 resulted in fewer shipments of golf and grounds equipment and irrigation products as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with reduced retail demand for our products; and reduced sales volumes for our rental, specialty, and underground construction equipment as a result of the global economic slowdown experienced during our fiscal 2020 second quarter that unfavorably impacted the oil and gas and construction industries. The net sales decrease was partially offset by incremental sales as a result of our acquisitions of CMW and Venture Products.
Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2020 increased 6.6 percent compared to the same period of fiscal 2019. The net sales increase for the year-to-date comparison was driven by incremental sales as a result of our acquisitions of CMW and Venture Products. The net sales increase was largely offset by COVID-19 and its impact on retail demand for our Professional segment products, which resulted in fewer shipment of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with reduced retail demand for our products; fewer shipments of golf and grounds equipment and irrigation products as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; and reduced sales volumes for our rental, specialty, and underground construction equipment as a result of the global economic slowdown experienced during our fiscal 2020 second quarter that unfavorably impacted the oil and gas and construction industries.
Segment Earnings
Professional segment earnings for the second quarter of fiscal 2020 decreased 29.2 percent compared to the second quarter of fiscal 2019, and when expressed as a percentage of net sales, decreased to 16.1 percent from 20.7 percent. As a percentage of net sales, the Professional segment earnings decrease was primarily due to unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities; incremental marketing, engineering, administrative and service costs as a result of our acquisitions of CMW and Venture Products; higher warranty expense; unfavorable product mix due to incremental sales of lower margin product, and additional inventory write-down charges incurred related to the Toro underground wind down. The segment earnings decrease was partially offset by favorable net price realization due to fewer sales promotion activities as a result of reduced demand attributed to the COVID-19 pandemic and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, the favorable impact of strategic productivity and synergy initiatives, lower costs of commodities and tariffs, and decreased incentive compensation costs due to diminished performance as a result of COVID-19.
For the year-to-date period of fiscal 2020, Professional segment earnings decreased by 12.3 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, decreased to 16.6 percent from 20.2 percent. As a percentage of net sales, the Professional segment earnings decrease was primarily due to unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities; incremental administrative, marketing, engineering, and service costs as a result of our acquisitions of CMW and Venture Products; and unfavorable product mix due to incremental sales of lower margin product as a result of our CMW acquisition. The segment earnings decrease was partially offset by the favorable impact of strategic productivity and synergy initiatives, favorable net price realization due to fewer sales promotion activities as a result of reduced demand attributed to the COVID-19 pandemic and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, and lower commodity and tariff costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter and year-to-date periods of fiscal 2020 increased 12.9 percent and 13.4 percent, respectively, compared to the same periods of fiscal 2019. The Residential segment net sales increases for the second quarter and year-to-date comparisons were mainly driven by incremental shipments of zero-turn riding mowers and walk power mowers as a result of our expanded mass retail channel and strong retail demand driven by favorable spring weather conditions in key regions, new and enhanced products, and government mandated "shelter-in-place" and "stay-at-home" orders.
Segment Earnings
Residential segment earnings for the second quarter of fiscal 2020 increased 68.5 percent compared to the second quarter of fiscal 2019, and when expressed as a percentage of net sales, increased to 14.2 percent from 9.5 percent. For the year-to-date period of fiscal 2020, Residential segment net earnings increased 67.2 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, increased to 13.7 percent from 9.3 percent. As a percentage of net sales, the Residential segment net earnings increases for the second quarter and year-to-date comparisons were driven by the favorable impact of strategic productivity and synergy initiatives, lower commodity and tariff costs, reductions in freight costs as a result of cost reduction initiatives and lower fuel prices, and reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes. The segment earnings increases for both comparisons were partially offset by unfavorable manufacturing variance due to production downtime and manufacturing inefficiencies as a result of COVID-19-related facilities closures and the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, as well as higher warranty expense.
Other Activities
Other Net Sales
Net sales for our Other activities include sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the second quarter of fiscal 2020 decreased by $0.1 million compared to the second quarter of fiscal 2019. The net sales decrease for the second quarter comparison was the result of COVID-19, which led to reduced sales of our Professional and Residential segment products by our wholly-owned domestic distribution companies due to reduced retail demand. This decrease was largely offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of reduced retail demand. Net sales for our Other activities for the year-to-date period of fiscal 2020 increased $4.1 million compared to the same period in the prior fiscal year. The net sales increase for the year-to-date comparison was also the result of COVID-19, which led to reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of reduced retail demand. This increase was partially offset by reduced sales by our wholly-owned distribution companies due to reduced retail demand.
Other Operating Loss
The operating loss for our Other activities decreased $13.0 million for the second quarter of fiscal 2020. The operating loss decrease was primarily driven by reduced transaction and integration costs incurred for the acquisition of Venture Products in fiscal 2020 as compared to the acquisition of CMW in fiscal 2019 and decreased incentive compensation costs as a result of diminished company performance due to COVID-19. The operating loss decrease was partially offset by increased interest expense due to higher average outstanding borrowings under our financing arrangements, a settlement charge incurred for the termination of our U.S. defined benefit pension plan, lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, and lower interest income on marketable securities.
The operating loss for our Other activities decreased $6.1 million for the year-to-date period of fiscal 2020. The operating loss decrease was primarily driven by reduced transaction and integration costs incurred for the acquisition of Venture Products in fiscal 2020 as compared to the acquisition of CMW in fiscal 2019, decreased incentive compensation costs as a result of diminished company performance due to COVID-19, and reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of reduced retail demand. The operating loss decrease was partially offset by increased interest expense due to higher average outstanding borrowings under our financing arrangements, lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, lower interest income on marketable securities, and a settlement charge incurred for the termination of our U.S. defined benefit pension plan.
FINANCIAL POSITION
Working Capital
Our working capital strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Accounts receivable as of the end of the second quarter of fiscal 2020 decreased $28.1 million, or 6.6 percent, compared to the end of the second quarter of fiscal 2019, primarily due to lower sales near quarter-end driven by reduced demand as a result of COVID-19 and the impact of foreign currency exchange rates, partially offset by higher sales within the expanded mass retail channel of our Residential segment and incremental receivables as a result of our acquisition of Venture Products. Inventory levels were up $102.8 million, or 16.8 percent, as of the end of the second quarter of fiscal 2020 compared to the end of the second quarter of fiscal 2019, primarily due to COVID-19 resulting in elevated finished goods inventories in our Professional segment due to reduced sales as a result of decreased demand for our products, higher raw materials and work in process inventories as a result of production downtime due to facilities closures and production inefficiencies as a result of social distancing protocols, and incremental inventories as a result of our acquisition of Venture Products. The inventory increase was partially offset by reduced CMW inventories in fiscal 2020 as a result of the fiscal 2019 purchase accounting adjustments to record CMW's inventories at fair value and the impact of foreign currency exchange rates. Accounts payable decreased $64.3 million, or 16.4 percent, as of the end of the second quarter of fiscal 2020 compared to the end of the second quarter of fiscal 2019, mainly due to decreased purchases of commodities, components, parts, and accessories due to the reduction in our production levels within our manufacturing facilities to align with reduced sales volumes as a result of COVID-19, partially offset by incremental payables as a result of our acquisition of Venture Products.
Cash Flow
Cash provided by operating activities for the first six months of fiscal 2020 was $70.9 million compared to $164.0 million for the first six months of fiscal 2019. This decrease was primarily due to the impacts of COVID-19, including a lower cash benefit from accounts payable than was experienced during fiscal 2019 within our historically working capital intensive second quarter as a result of lower purchases of raw materials inventory, as well as higher amounts of cash used for finished goods inventories as a result of reduced demand for our products. The decrease was partially offset by the cash benefit of lower accounts receivable as a result of reduced demand for our products as a result of COVID-19. Cash used in investing activities decreased $562.0 million during the first six months of fiscal 2020 compared to the first six months of fiscal 2019. This decrease was primarily due to less cash utilized for the acquisition of Venture Products in fiscal 2020 than was used for the acquisitions of CMW and a Northeastern U.S. distribution company in fiscal 2019, as well as reduced cash investments in property, plant, and equipment as a result of the actions taken to improve our liquidity position in light of COVID-19 during fiscal 2020. Cash provided by financing activities for the first six months of fiscal 2020 decreased $310.4 million compared to the first six months of fiscal 2019, mainly due to lower net borrowings under our debt arrangements, and lower cash proceeds from the exercise of stock options in the first six months of fiscal 2020. The decrease in cash provided by financing activities was partially offset by reduced cash utilized for purchases of TTC common stock in the first six months of fiscal 2020.
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
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing senior unsecured revolving credit facility, and in certain instances, other forms of financing arrangements. Our senior unsecured revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. Although there is uncertainty of the scope, duration, and severity of COVID-19 and its impact to our future results, we believe we are well-positioned to manage our business and have taken the appropriate actions to maintain and improve our liquidity position, including refinancing outstanding borrowings on our unsecured senior revolving credit facility with a new three year term loan agreement for $190.0 million, which also added incremental liquidity; reducing capital expenditures; continuing the curtailment of share repurchases under our Board authorized repurchase program; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. As a result, we believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of May 1, 2020, we had available liquidity of approximately $798.1 million, consisting of cash and cash equivalents of approximately $200.0 million, of which approximately $83.8 million was held by our foreign subsidiaries, and availability under our unsecured senior revolving credit facility of $598.1 million.
Indebtedness
As of May 1, 2020, we had $890.8 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $100.0 million outstanding under our $200.0 million three year unsecured senior term loan facility, $180.0 million outstanding under our $300.0 million five year unsecured senior term loan facility, $190.0 million outstanding under our $190.0 million three year unsecured senior term loan facility, $100.0 million outstanding under our Series A Senior Notes, $100.0 million outstanding under our Series B Senior Notes, and no outstanding borrowings under our revolving credit facility. The May 1, 2020 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $3.1 million related to our outstanding indebtedness. As of May 1, 2020, we have reclassified $99.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheet as of such date as we intend to prepay such amounts utilizing cash flows from operations within the next twelve months.
As of May 3, 2019, we had $811.1 million of outstanding indebtedness that was classified as long-term debt within our Condensed Consolidated Balance Sheet as of such date and included $100.0 million of 7.8 percent debentures due June 15, 2027, $123.9 million of 6.625 percent senior notes due May 1, 2037, $200.0 million outstanding under our $200.0 million three year unsecured senior term loan facility, $300.0 million outstanding under our $300.0 million five year unsecured senior term loan facility, and $90.0 million of outstanding borrowings under our revolving credit facility. The May 3, 2019 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $2.8 million related to our outstanding indebtedness.
Our domestic and non-U.S. operations maintained credit lines for import letters of credit in the aggregate amount of approximately $10.2 million and $13.4 million as of May 1, 2020 and May 3, 2019, respectively. We had $2.2 million and $2.0 million outstanding on such import letters of credit as of May 1, 2020 and May 3, 2019, respectively.
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
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of TTC. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of TTC. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the second quarter of fiscal 2020 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three and six month periods ended May 1, 2020, we incurred interest expense of approximately $0.7 million and $0.8 million, respectively, on the outstanding borrowings under our revolving credit facility. For the three and six month periods ended May 3, 2019, we incurred interest expense of approximately $1.0 million and $1.8 million, respectively, on the outstanding borrowings under our revolving credit facility.

Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 1, 2020, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of May 1, 2020, and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of May 1, 2020, we had no outstanding borrowings under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $598.1 million of unutilized availability under our revolving credit facility. As of May 3, 2019, we had $90.0 million outstanding under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $508.1 million of unutilized availability under the revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of our acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on April 1, 2019 in connection with the closing of the acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. As of May 1, 2020, we have prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively.
Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest is payable quarterly in arrears. For the three and six month periods ended May 1, 2020, we incurred interest expense of approximately $1.5 million and $3.4 million on the outstanding borrowings under the $500.0 million term loan, respectively. For the three and six month periods ended May 3, 2019, we incurred interest expense of approximately $1.6 million on the outstanding borrowings under the $500.0 million term loan.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants, generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the $500.0 million term loan, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 1, 2020, we were in compliance with all covenants related to our $500.0 million term loan and were not limited in the amount for payments of cash dividends and common stock repurchases. Additionally, we expect to be in compliance with all covenants related to our $500.0 million term loan during the remainder of fiscal 2020. If we were out of compliance with any covenant required by the $500.0 million term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our $500.0 million term loan credit agreement.
$190.0 Million Term Loan Credit Agreement
On March 30, 2020, we entered into the $190.0 million term loan ("$190.0 million term loan") with certain financial institutions for the purpose of refinancing certain of our outstanding borrowings incurred in connection with the acquisition of Venture Products on March 2, 2020, as well as a precautionary measure to increase our liquidity and preserve financial flexibility in light of the current uncertainty in the global financial and commercial markets as a result of COVID-19. The $190.0 million term loan provided for a $190.0 million three year unsecured senior term loan facility maturing on June 19, 2023.
Beginning with the last business day of March 2021, we are required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0% for the first four payments and 7.5% thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of May 1, 2020, there was $190.0 million of outstanding borrowings under the $190.0 million term loan and we have reclassified $99.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we intend to prepay such amount utilizing anticipated cash flows from operations within the next twelve months.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. We were in compliance with all covenants related to the $190.0 million term loan as of May 1, 2020. Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and six month periods ended May 1, 2020, we incurred interest expense of approximately $0.4 million on the outstanding borrowings under the $190.0 million term loan.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of TTC. Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three and six month periods ended May 1, 2020, we incurred interest expense of approximately $1.9 million and $3.9 million on the outstanding borrowings under the private placement note purchase agreement.
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
The private placement note purchase agreement contains customary representations and warranties of TTC, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of May 1, 2020, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of May 1, 2020 and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.25 per share for the second quarter of fiscal 2020 that was paid on April 9, 2020. This was an increase of 11.1 percent over our cash dividend of $0.225 per share for the second quarter of fiscal 2019. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2020.
Share Repurchases
During the first six months of fiscal 2020, we curtailed repurchasing shares of our common stock in the open market under our Board authorized repurchase program. In March 2020, we announced our intention to continue the curtailment of share repurchases as a prudent measure to enhance our liquidity position in response to COVID-19. As of May 1, 2020, we expect to continue curtailing repurchasing shares of our common stock for the remainder of fiscal 2020. The existing repurchase program remains authorized by our Board and has no expiration date. We may resume repurchasing shares of our common stock under the program in the future at any time, depending on our cash balance, debt repayments, market conditions, our working capital needs, and/or other factors.
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
Wholesale Financing
Our Red Iron joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, provides inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. On December 20, 2019, during the first quarter of fiscal 2020, we amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to our distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either we or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of our products that are subject to exclusivity, inclusion of a two-year review period by us for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment we received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from us by our distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. The net amount of receivables financed for dealers and distributors under this arrangement for the six month period ended May 1, 2020 and May 3, 2019 was $886.4 million and $1,031.3 million, respectively.
We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally in Australia. These third-party financial institutions financed $173.9 million and $46.3 million of receivables for such dealers and distributors during the six month periods ended May 1, 2020 and May 3, 2019, respectively. As of May 1, 2020 and May 3, 2019, $203.6 million and $159.1 million of receivables financed by the third-party financing companies, excluding Red Iron, respectively, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron. Under the limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions, for which we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of May 1, 2020, we were contingently liable to repurchase up to a maximum amount of $145.6 million of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon any subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the six month period ended May 1, 2020 and May 3, 2019. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such contractual obligations, with the exception of the new $190.0 million term loan described in further detail in the section titled "Liquidity and Capital Resources" within this MD&A and the holdback associated with the Venture Products merger agreement described in further detail in the section titled "Company Overview" within this MD&A.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron or other third-party financial institutions. Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such off-balance sheet arrangements, with the exception of the amendments to certain agreements pertaining to our Red Iron joint venture described in further detail within the section titled "Wholesale Financing" above.
NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. These non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.
The following table provides a reconciliation of financial measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial measures for the three and six month periods ended May 1, 2020 and May 3, 2019:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Gross profit	$306,717	$321,298	$594,805	$536,915
Acquisition-related costs[1]	2,393	9,519	2,863	9,519
Management actions[2]	857	—	857	—
Non-GAAP gross profit	$309,967	$330,817	$598,525	$546,434

Gross margin	33.0%	33.4%	35.1%	34.3%
Acquisition-related costs[1]	0.3%	1.0%	0.1%	0.6%
Management actions[2]	0.1%	—%	0.1%	—%
Non-GAAP gross margin	33.4%	34.4%	35.3%	34.9%

Operating earnings	$125,795	$137,725	$216,924	$207,779
Acquisition-related costs[1]	3,004	20,107	5,022	21,754
Management actions[2]	857	—	857	—
Non-GAAP operating earnings	$129,656	$157,832	$222,803	$229,533

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	May 1, 2020	May 3, 2019	May 1, 2020	May 3, 2019
Earnings before income taxes	$121,371	$137,180	$207,510	$207,200
Acquisition-related costs[1]	3,004	20,107	5,022	21,754
Management actions[2]	857	—	857	—
Non-GAAP earnings before income taxes	$125,232	$157,287	$213,389	$228,954

Net earnings	$98,446	$115,570	$168,537	$175,110
Acquisition-related costs[1]	2,365	16,352	3,998	17,862
Management actions[2]	682	—	682	—
Tax impact of share-based compensation[3]	(1,342)	(5,957)	(3,377)	(10,318)
Non-GAAP net earnings	$100,151	$125,965	$169,840	$182,654

Diluted EPS	$0.91	$1.07	$1.55	$1.62
Acquisition-related costs[1]	0.02	0.15	0.04	0.17
Tax impact of share-based compensation[3]	(0.01)	(0.05)	(0.03)	(0.10)
Non-GAAP diluted EPS	$0.92	$1.17	$1.56	$1.69

Effective tax rate	18.9%	15.8%	18.8%	15.5%
Acquisition-related costs[1]	—%	(0.2)%	—%	(0.3)%
Tax impact of share-based compensation[3]	1.1%	4.3%	1.6%	5.0%
Non-GAAP effective tax rate	20.0%	19.9%	20.4%	20.2%

[1]
On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. For additional information regarding these acquisitions, refer to Note 2, Business Combinations, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three and six month periods ended May 1, 2020 represent transaction costs incurred for our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. Acquisition-related costs for the three and six month periods ended May 3, 2019 represent transaction and integration costs, as well as charges incurred for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments related to our acquisition of CMW.

[2]
During the third quarter of fiscal 2019, we announced the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down"). Management actions represent inventory write-down charges incurred during the three and six month periods ended May 1, 2020 for the Toro underground wind down. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, within the Notes to Condensed Consolidated Financial Statements included within Part 1, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

[3]
In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three and six month periods ended May 1, 2020 and May 3, 2019.

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
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The provisions of the temporary optional guidance are only available until December 31, 2022, when the reference rate reform activity is expected to be substantially complete. When adopted, entities may apply the provisions as of the beginning of the reporting period when the election is made. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and have yet to elect an adoption date.
We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above, will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, financial condition, and anticipated impacts as a result of COVID-19; our business strategies and goals; the integration of each of the CMW and Venture Products acquisitions; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•
Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19, have adversely affected our net sales and earnings and could continue to adversely affect our net sales and earnings, which include but are not limited to business closures; slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slow down or reductions in levels of golf course development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased unemployment rates; prolonged high unemployment rates; higher costs of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.

•
COVID-19 has directly and indirectly adversely impacted our business, financial condition and operating results and such adverse impact will likely continue, is highly uncertain and cannot be predicted, but has been and could continue to be material and is based on numerous factors, which include but are not limited to, the duration, scope, and severity of COVID-19; governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19; the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts; our ability during COVID-19 to continue operations and/or adjust our production schedules; significant reductions or volatility in demand for one or more of our products or services and/or higher demand for moderately-priced products; the effect of COVID-19 on our suppliers and our ability to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; logistics costs and challenges; costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations; potential future restructuring, impairment or other charges; availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols, as well as the general willingness of employees to come to and perform work; the impact of COVID-19 on the financial and credit markets and economic activity generally; our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower EBITDA for us; and the exasperation of negative impacts as a result of the occurrence of a global or national recession, depression or other sustained adverse market event as a result of COVID-19.

•
Our Professional segment net sales are dependent upon certain factors, many of which have been adversely impacted by COVID-19, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; infrastructure improvements; demand for our products in the rental, specialty and underground construction markets, including those related to oil and gas construction activities; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and/or municipal commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions; the timing and occurrence of winter weather conditions; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government and other customer revenues, budget, and spending levels for grounds maintenance or construction equipment.

•
Increases in the cost, or disruption and/or shortages in the availability, of commodities, components, parts and accessories containing various materials that we purchase for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities, components, parts and accessories, including as a result of COVID-19, increased costs, increased tariffs, duties or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, or inability of suppliers to continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses.

•
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. Managing inventory levels in the current COVID-19 commercial environment is particularly difficult as a result of changes to production operations, locations and schedules as well as demand volatility. If we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand, and/or do not produce or maintain appropriate inventory levels, our net sales, profit margins, net earnings, and/or working capital could be negatively impacted.

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

•
Our Residential segment net sales are dependent upon continued operations of mass retailers, dealers, and home centers; consumers buying our products at mass retailers, dealers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.

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

•
As of May 1, 2020, we had goodwill of $426.2 million and other intangible assets of $417.9 million, which together comprise 30.0 percent of our total assets as of May 1, 2020. These amounts are maintained in various reporting units, including goodwill and other intangible assets from the CMW and Venture Products acquisitions. If we determine that our goodwill or other intangible assets recorded have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges, including such charges that could arise as a result of the COVID-19 pandemic, could be significant and could adversely affect our consolidated results of operations and financial position.

•
We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and greater financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.

•
A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, trade regulation and/or industry activity that favors domestic companies, including antidumping and countervailing duty petitions on certain products imported from foreign countries, pandemics and/or epidemics, including COVID-19, or weakened international economic conditions; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.

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

•
Any disruption, including as a result of natural or man-made disasters, inclement weather, including as a result of climate change-related events, work slowdowns, strikes, pandemics and/or epidemics, including COVID-19, protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.

•
Our labor needs fluctuate throughout the year and any failure by us to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or by such labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.

•
Our labor force has been impacted by COVID-19 and such impact will likely continue, including as a result of governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19. Furthermore, we have incurred additional costs as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees.

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

•
Our business, properties, and products are subject to governmental policies and regulations with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws, policies, and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of, (i) adoption of laws and regulations to address COVID-19, (ii) taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Act, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international policies or trade agreements or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, that could result in additional duties or other charges on commodities, components, parts or accessories we import.

•
Changes in accounting or tax standards, policies, or assumptions in applying accounting or tax policies could adversely affect our financial statements, including our financial results and financial condition.

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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2020 through fiscal 2022. All items are non-trading and stated in U.S. dollars. As of May 1, 2020, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6994	$97,693	$103,841	$6,148
Buy U.S. dollar/Sell Canadian dollar	1.3310	31,833	33,129	1,296
Buy U.S. dollar/Sell Euro	1.1801	150,386	160,916	10,530
Buy U.S. dollar/Sell British pound	1.3142	51,279	53,863	2,584
Buy Mexican peso/Sell U.S. dollar	21.4522	$2,144	$1,901	$(243)
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our market risk on interest rates relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Our indebtedness as of May 1, 2020 includes $423.9 million of fixed rate debt that is not subject to variable interest rate fluctuations and $470.0 million of LIBOR-based borrowings under our term loan credit agreements. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations.
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
We strategically work to mitigate any unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity, components, parts, and accessories costs increase, as a result of inflation, tariffs, duties, trade regulatory actions, industry actions or otherwise, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first six months of fiscal 2020, the average cost of commodities, components, parts, and accessories, including the impact of tariff costs, was lower compared to the first six months of fiscal 2019. We anticipate that the average cost for commodities, components, parts, and accessories, including the impact of tariff costs, for the remainder of fiscal 2020 will be less than the average costs experienced during the comparable period of fiscal 2019.
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
Our management evaluated, with the participation of our Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, during the second quarter of fiscal 2019, we completed the acquisition of CMW. Prior to these acquisitions, both Venture Products and CMW were privately-held companies not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Venture Products and CMW that we believe are appropriate and necessary to account for the acquisitions and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for Venture Products during fiscal 2021. As of the end of the second quarter of fiscal 2020, we have substantially completed our integration activities related to internal control over financial reporting for CMW. Accordingly, we expect to include CMW within our assessment of internal control over financial reporting as of October 31, 2020 but do not expect to include Venture Products within such assessment.
With the exception of integration activities in connection with the company's acquisitions of Venture Products and CMW, there was no change in our internal control over financial reporting that occurred during the three month period ended May 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. "Risk Factors". There has been no material change in those risk factors, with the exception of the addition of the following two new risk factors:
COVID-19 has materially adversely impacted our business, financial condition and operating results and will likely continue to adversely impact our business, financial condition and operating results and such impact could continue to be material.
COVID-19 has created significant worldwide volatility, uncertainty and disruption. In particular, COVID-19 has resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and many foreign countries. As such, COVID-19 has materially directly and indirectly adversely impacted us and such adverse impact will likely continue. However, the extent to which COVID-19 will continue to adversely impact our business, financial condition and operating results, which could continue to be material, will depend on numerous evolving factors, including:

•	the duration, scope, and severity of COVID-19;

•
governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, including business and travel restrictions, "stay-at-home" and "shelter-in-place" directives, quarantines, and slowdowns, suspensions or delays of commercial activity;

•
the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including their ability to remain open, continue to sell and service our products, pay for the products purchased from us, collect payment from their customers, adoption of reduced or experiecencing constrained budgets, or enacting cash preservation efforts;

•
our ability during COVID-19 to continue operations and/or adjust our production schedules, including by the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, as a result of current and anticipated weakened demand and/or production delays at certain of our facilities;

•	continued reductions or volatility in demand for one or more of our products or services and/or higher demand for moderately-priced products;

•	the effect of COVID-19 on our suppliers and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs;

•	logistics costs and challenges, including availability of transportation and at previously anticipated costs;

•
costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees;

•	potential future restructuring, impairment or other charges;

•
availability of employees, their ability to continue to conduct work away from normal working locations and/or under revised work environment protocols, as well as the general willingness of employees to come to and perform work;

•	our ability to establish and maintain appropriate estimates and assumptions used to prepare the Condensed Consolidated Financial Statements;

•	the continued impact of COVID-19 on the financial and credit markets and economic activity generally;

•	our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;

•
our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower EBITDA for us; and

•
the continued exasperation of negative impacts as a result of the continuance of a global or national recession, depression or other sustained adverse market event as a result of COVID-19, including without limitation substantially reduced demand for our products.

In addition, the impacts from COVID-19 and efforts to contain it have heightened the risks in certain of the other risk factors described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. "Risk Factors".
Our recent acquisition of Venture Products, Inc. involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and operating results.
On March 2, 2020, we completed our acquisition of Venture Products. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in our second quarter ended May 1, 2020:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
February 1, 2020 through February 28, 2020	—	$—	—	7,042,256
February 29, 2020 through April 3, 2020	—	—	—	7,042,256
April 4, 2020 through May 1, 2020	1,477	64.24	—	7,042,256
Total	1,477	$64.24	—

[1]
On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this authorized stock repurchase program during the company's fiscal second quarter of 2020 and 7,042,256 shares remained available to repurchase under this authorized stock repurchase program as of May 1, 2020.

[2]
Includes 1,477 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $64.24 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,477 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

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

4.4
Indenture dated as of January 31, 1997, between The Toro Company and First National Trust Association, as Trustee, relating to The Toro Company’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K dated June 24, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.5
Indenture dated as of April 20, 2007, between The Toro Company and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.6
First Supplemental Indenture dated as of April 26, 2007, between The Toro Company and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

10.1
Term Loan Credit Agreement dated as of March 30, 2020, by and among The Toro Company, as Borrower, lenders as parties thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 30, 2020, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020, filed with the SEC on June 4, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended May 1, 2020 and May 3, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended May 1, 2020 and May 3, 2019, (iii) Condensed Consolidated Balance Sheets as of May 1, 2020, May 3, 2019, and October 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended May 1, 2020 and May 3, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended May 1, 2020 and May 3, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 4, 2020	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)