Form 10-Q
period 2020-07-31
TORO CO
filed 2020-09-03
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 27, 2020 was 107,297,491.

THE TORO COMPANY
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net sales	$840,972	$838,713	$2,537,853	$2,403,705
Cost of sales	546,398	572,732	1,648,474	1,600,809
Gross profit	294,574	265,981	889,379	802,896
Selling, general and administrative expense	178,622	192,037	556,503	521,173
Operating earnings	115,952	73,944	332,876	281,723
Interest expense	(8,304)	(9,004)	(25,119)	(20,440)
Other income, net	3,345	6,295	10,746	17,152
Earnings before income taxes	110,993	71,235	318,503	278,435
Provision for income taxes	22,025	10,628	60,998	42,718
Net earnings	$88,968	$60,607	$257,505	$235,717

Basic net earnings per share of common stock	$0.83	$0.57	$2.39	$2.21

Diluted net earnings per share of common stock	$0.82	$0.56	$2.37	$2.18

Weighted-average number of shares of common stock outstanding — Basic	107,710	107,005	107,561	106,644

Weighted-average number of shares of common stock outstanding — Diluted	108,543	108,253	108,569	108,024

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net earnings	$88,968	$60,607	$257,505	$235,717
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14,011	(3,815)	8,120	(4,151)
Derivative instruments, net of tax of $(4,589); $701; $(3,558); and $347, respectively	(14,885)	2,263	(11,559)	1,420
Pension and retiree medical benefits	—	—	912	—
Other comprehensive loss, net of tax	(874)	(1,552)	(2,527)	(2,731)
Comprehensive income	$88,094	$59,055	$254,978	$232,986

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	July 31, 2020	August 2, 2019	October 31, 2019
ASSETS
Cash and cash equivalents	$394,141	$143,317	$151,828
Receivables, net	294,672	312,239	268,768
Inventories, net	656,208	620,612	651,663
Prepaid expenses and other current assets	39,225	54,235	50,632
Total current assets	1,384,246	1,130,403	1,122,891

Property, plant, and equipment, net	457,891	426,415	437,317
Goodwill	424,228	380,503	362,253
Other intangible assets, net	413,270	319,886	352,374
Right-of-use assets	81,634	—	—
Investment in finance affiliate	22,580	25,108	24,147
Deferred income taxes	9,772	3,603	6,251
Other assets	20,242	23,815	25,314
Total assets	$2,813,863	$2,309,733	$2,330,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$108,869	$99,877	$79,914
Accounts payable	268,747	304,661	319,230
Accrued liabilities	404,314	351,865	357,826
Short-term lease liabilities	15,182	—	—
Total current liabilities	797,112	756,403	756,970

Long-term debt, less current portion	782,036	620,804	620,899
Long-term lease liabilities	69,752	—	—
Deferred income taxes	71,346	46,940	50,579
Other long-term liabilities	39,585	41,764	42,521

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,264,098 shares as of July 31, 2020, 106,549,344 shares as of August 2, 2019, and 106,742,082 shares as of October 31, 2019	107,264	106,549	106,742
Retained earnings	981,344	763,941	784,885
Accumulated other comprehensive loss	(34,576)	(26,668)	(32,049)
Total stockholders’ equity	1,054,032	843,822	859,578
Total liabilities and stockholders’ equity	$2,813,863	$2,309,733	$2,330,547

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 31, 2020	August 2, 2019
Cash flows from operating activities:
Net earnings	$257,505	$235,717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(6,161)	(9,135)
Distributions from finance affiliate, net	7,729	6,569
Depreciation of property, plant and equipment	55,272	48,770
Amortization of other intangible assets	14,591	13,633
Fair value step-up adjustment to acquired inventory	3,951	31,304
Stock-based compensation expense	10,322	10,258
Deferred income taxes	(3,425)	449
Other	521	4,440
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(17,687)	(54,446)
Inventories, net	18,248	(54,541)
Prepaid expenses and other assets	7,827	10,734
Accounts payable, accrued liabilities, deferred revenue and other liabilities	(42,817)	15,361
Net cash provided by operating activities	305,876	259,113

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,627)	(56,801)
Proceeds from asset disposals	204	4,636
Investment in unconsolidated entities	—	(150)
Acquisitions, net of cash acquired	(138,225)	(691,822)
Net cash used in investing activities	(184,648)	(744,137)

Cash flows from financing activities:
Borrowings under debt arrangements	636,025	900,000
Repayments under debt arrangements	(446,025)	(491,000)
Proceeds from exercise of stock options	11,939	25,482
Payments of withholding taxes for stock awards	(2,102)	(2,632)
Purchases of TTC common stock	—	(20,043)
Dividends paid on TTC common stock	(80,683)	(72,009)
Net cash provided by financing activities	119,154	339,798

Effect of exchange rates on cash and cash equivalents	1,931	(581)

Net increase (decrease) in cash and cash equivalents	242,313	(145,807)
Cash and cash equivalents as of the beginning of the fiscal period	151,828	289,124
Cash and cash equivalents as of the end of the fiscal period	$394,141	$143,317

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950
Cash dividends paid on common stock - $0.25 per share	—	(26,939)	—	(26,939)
Issuance of 162,488 shares for exercised stock options and vested restricted stock units and performance share awards	162	3,430	—	3,592
Stock-based compensation expense	—	4,955	—	4,955
Purchase of 9,206 shares of common stock	(9)	(611)	—	(620)
Other comprehensive loss	—	—	(874)	(874)
Net earnings	—	88,968	—	88,968
Balance as of July 31, 2020	$107,264	$981,344	$(34,576)	$1,054,032

Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.75 per share	—	(80,683)	—	(80,683)
Issuance of 550,835 shares for exercised stock options and vested restricted stock units and performance share awards	551	8,820	—	9,371
Stock-based compensation expense	—	10,322	—	10,322
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 28,818 shares of common stock	(29)	(2,073)	—	(2,102)
Other comprehensive loss	—	—	(2,527)	(2,527)
Net earnings	—	257,505	—	257,505
Balance as of July 31, 2020	$107,264	$981,344	$(34,576)	$1,054,032

Balance as of May 3, 2019	$106,434	$723,959	$(25,116)	$805,277
Cash dividends paid on common stock - $0.225 per share	—	(24,079)	—	(24,079)
Issuance of 126,514 shares for exercised stock options and vested restricted stock units and performance share awards	126	948	—	1,074
Stock-based compensation expense	—	3,233	—	3,233
Purchase of 10,885 shares of common stock	(11)	(727)	—	(738)
Other comprehensive loss	—	—	(1,552)	(1,552)
Net earnings	—	60,607	—	60,607
Balance as of August 2, 2019	$106,549	$763,941	$(26,668)	$843,822

Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.675 per share	—	(72,009)	—	(72,009)
Issuance of 1,351,822 shares for exercised stock options and vested restricted stock units and performance share awards	1,351	22,727	—	24,078
Stock-based compensation expense	—	10,258	—	10,258
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 403,130 shares of common stock	(403)	(22,272)	—	(22,675)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(2,731)	(2,731)
Net earnings	—	235,717	—	235,717
Balance as of August 2, 2019	$106,549	$763,941	$(26,668)	$843,822

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2020

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Since the company’s business is seasonal, operating results for the nine months ended July 31, 2020 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2020.
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
The company completed its acquisition of The Charles Machine Works, Inc. ("CMW") on April 1, 2019. CMW's financial position, results of operations, and cash flows were historically reported based on a calendar month end. The company aligned the quarterly periods of CMW with the company's quarterly fiscal periods during fiscal 2020. For the third quarter of fiscal 2019, July 31, 2019 was the period end closest to the company's fiscal third quarter ended August 2, 2019. This reporting period difference did not have a significant impact on the Consolidated Financial Position, Results of Operations, and Cash Flows of the company as of and for the three and nine month periods ended August 2, 2019. Refer to Note 2, Business Combinations, for additional information regarding the company's acquisition of CMW.
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") outbreak a global pandemic. The global outbreak of COVID-19 negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and resulted in an economic recession. COVID-19 has had a material impact on the company and the future broader implications of the COVID-19 pandemic on the company remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the company's employees, customers, and suppliers; and the range of government mandated restrictions and other measures. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
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
ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), was adopted by the company on November 1, 2019, the first quarter of fiscal 2020, under the modified retrospective transition method with no cumulative-effect adjustment to beginning retained earnings within the Condensed Consolidated Balance Sheet as of such date. Under such transition method, the company elected the following practical expedients:
•The transition package of practical expedients, which among other things, allows the company to carryforward the historical lease classification determined under previous U.S. GAAP.
•The transition practical expedient to not reassess the company's accounting for land easements that exist as of the adoption of the amended guidance.
•The short-term lease exemption to not record right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheet for leases with an initial lease term of 12 months or less, which has resulted in recognizing the lease payments related to such leases within the company's Condensed Consolidated Statements of Earnings on a straight-line basis over the lease term.
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
The Venture Products transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable consideration as described in the Venture Products merger agreement. The Venture Products purchase agreement was with an affiliate of Venture Products and was for the real estate used by Venture Products. As of the Venture Products closing date, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to TTC. The preliminary merger consideration was subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products as of the Venture Products closing date. During the third quarter of fiscal 2020, the company finalized the customary adjustments, which resulted in an aggregate merger consideration of $163.2 million ("Venture Products purchase price"). As a result, $4.5 million of the holdback set aside for such customary adjustments was released accordingly and the remaining holdback of $25.0 million is expected to expire during the company's fourth quarter of fiscal 2021. The company funded the cash payment with borrowings under its existing unsecured senior revolving credit facility. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the Venture Products purchase price, refer to Note 6, Indebtedness. As a result of the acquisition, the company incurred approximately $0.6 million of acquisition-related transaction costs during the nine month period ended July 31, 2020. No acquisition-related transaction costs were incurred during the three month period ended July 31, 2020. Acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.
Preliminary Venture Products Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the Venture Products purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their fair values as of the Venture Products closing date. As of July 31, 2020, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the Venture Products closing date, with the exception of the company's valuation of income taxes as the company requires additional information to finalize its valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation of income taxes as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the Venture Products purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	March 2, 2020
Cash and cash equivalents	$3,476
Receivables	6,342
Inventories	23,000
Prepaid expenses and other current assets	239
Property, plant and equipment	26,976
Goodwill	62,252
Other intangible assets	75,300
Accounts payable	(4,075)
Accrued liabilities	(5,959)
Deferred income tax liabilities	(20,850)
Total fair value of net assets acquired	166,701
Less: cash and cash equivalents acquired	(3,476)
Total Venture Products purchase price	$163,225
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Venture Products was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $412.2 million as of July 31, 2020 from $350.3 million as of October 31, 2019. Goodwill is non-deductible for tax purposes. As permitted under the accounting standards codification guidance for business combinations, the company recorded a $2.9 million decrease to the carrying value of goodwill as of July 31, 2020 as a result of finalizing the Venture Products purchase price for certain customary adjustments. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for the three and nine month periods ended July 31, 2020.
Other Intangible Assets Acquired
The allocation of the Venture Products purchase price to the net assets acquired resulted in the recognition of $75.3 million of other intangible assets as of the Venture Products closing date. The fair values of the acquired trade name and customer-related intangible assets were determined using the income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The fair value of the trade name was determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The fair value of the customer-related intangible asset was determined using the excess earnings method and was based on the expected operating cash flows attributable to the customer-related intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the customer-related intangible asset. The useful lives of the trade name and customer-related intangible assets were determined based on the period of expected cash flows used to measure the fair value of the respective intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
The fair values of the other intangible assets acquired on the Venture Products closing date, related accumulated amortization from the Venture Products closing date through July 31, 2020, and weighted-average useful lives in years were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived - customer-related	16.0	$19,100	$(497)	$18,603
Indefinite-lived - trade name		56,200	—	56,200
Total other intangible assets, net		$75,300	$(497)	$74,803
Amortization expense for the finite-lived intangible assets resulting from the acquisition of Venture Products for the three and nine month periods ended July 31, 2020 was $0.3 million and $0.5 million, respectively. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $0.3 million; fiscal 2021, $1.2 million; fiscal 2022, $1.2 million; fiscal 2023, $1.2 million; fiscal 2024, $1.2 million; fiscal 2025, $1.2 million; and after fiscal 2025, $12.3 million.
Results of Operations
Venture Product's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the Venture Products closing date. During the three and nine month periods ended July 31, 2020, the company recognized $21.2 million and $32.5 million, respectively, of net sales from Venture Product's operations. Venture Product's operations had an immaterial impact on Professional segment earnings for the three and nine month periods ended July 31, 2020. Unaudited pro forma financial information is not disclosed as the Venture Products acquisition was not considered material to the company's Consolidated Results of Operations.
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
The transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the CMW merger agreement. At the CMW closing date, the company paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt and working capital in the business of CMW at the CMW closing date. During the fourth quarter of fiscal 2019, the company finalized such cash, debt and working capital adjustments and these adjustments resulted in an aggregate merger consideration of $685.0 million ("CMW purchase price"). The company funded the CMW purchase price by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings under the company's unsecured senior revolving credit facility. For additional information regarding the financing agreements utilized to fund the CMW purchase price, refer to Note 6, Indebtedness. As a result of the acquisition, the company incurred approximately $10.2 million of acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2019 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period. During the three and nine month periods ended August 2, 2019, the company recorded acquisition-related transaction costs of $0.5 million and $10.2 million, respectively.
CMW Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total CMW purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their fair values as of the CMW closing date. These fair values were based on internal company and independent external third-party valuations. The following table summarizes the allocation of the CMW purchase price to the fair values assigned to the CMW assets acquired and liabilities assumed:

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
The goodwill recognized was primarily attributable to the value of the workforce, the reputation of CMW and its family of brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment. During the second quarter of fiscal 2020, the company completed its valuation of income taxes to finalize the CMW purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $0.9 million from the amounts reported within the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Goodwill is mostly non-deductible for tax purposes.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified eleven operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. These Other activities consist of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.

The following tables present summarized financial information concerning the company’s reportable segments and Other activities:

(Dollars in thousands)
Three Months Ended July 31, 2020	Professional	Residential	Other	Total
Net sales	$623,615	$204,961	$12,396	$840,972
Intersegment gross sales (eliminations)	12,738	23	(12,761)	—
Earnings (loss) before income taxes	$113,652	$28,545	$(31,204)	$110,993

(Dollars in thousands)
Nine Months Ended July 31, 2020	Professional	Residential	Other	Total
Net sales	$1,879,423	$632,807	$25,623	$2,537,853
Intersegment gross sales (eliminations)	38,151	84	(38,235)	—
Earnings (loss) before income taxes	322,385	87,233	(91,115)	318,503
Total assets	$1,967,882	$268,562	$577,419	$2,813,863

(Dollars in thousands)
Three Months Ended August 2, 2019	Professional	Residential	Other	Total
Net sales	$676,756	$148,234	$13,723	$838,713
Intersegment gross sales (eliminations)	13,779	78	(13,857)	—
Earnings (loss) before income taxes	$81,592	$16,151	$(26,508)	$71,235

(Dollars in thousands)
Nine Months Ended August 2, 2019	Professional	Residential	Other	Total
Net sales	$1,855,268	$525,539	$22,898	$2,403,705
Intersegment gross sales (eliminations)	51,104	257	(51,361)	—
Earnings (loss) before income taxes	319,689	51,253	(92,507)	278,435
Total assets	$1,784,707	$218,528	$306,498	$2,309,733
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Corporate expenses	$(29,078)	$(26,287)	$(76,961)	$(88,958)
Interest expense	(8,304)	(9,004)	(25,119)	(20,440)
Earnings from wholly-owned domestic distribution companies and other income, net	6,178	8,783	10,965	16,891
Total operating loss	$(31,204)	$(26,508)	$(91,115)	$(92,507)

4	Revenue
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
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended July 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$525,285	$199,012	$7,029	$731,326
Irrigation	98,330	5,949	5,367	109,646
Total net sales	$623,615	$204,961	$12,396	$840,972

Revenue by geographic market:
United States	$500,828	$177,734	$12,396	$690,958
Foreign Countries	122,787	27,227	—	150,014
Total net sales	$623,615	$204,961	$12,396	$840,972

Nine Months Ended July 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,618,337	$608,870	$16,389	$2,243,596
Irrigation	261,086	23,937	9,234	294,257
Total net sales	$1,879,423	$632,807	$25,623	$2,537,853

Revenue by geographic market:
United States	$1,464,393	$539,836	$25,623	$2,029,852
Foreign Countries	415,030	92,971	—	508,001
Total net sales	$1,879,423	$632,807	$25,623	$2,537,853

Three Months Ended August 2, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$582,932	$143,814	$8,983	$735,729
Irrigation	93,824	4,420	4,740	102,984
Total net sales	$676,756	$148,234	$13,723	$838,713

Revenue by geographic market:
United States	$515,437	$122,843	$13,723	$652,003
Foreign Countries	161,319	25,391	—	186,710
Total net sales	$676,756	$148,234	$13,723	$838,713

Nine Months Ended August 2, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,588,581	$502,780	$13,613	$2,104,974
Irrigation	266,687	22,759	9,285	298,731
Total net sales	$1,855,268	$525,539	$22,898	$2,403,705

Revenue by geographic market:
United States	$1,409,954	$423,521	$22,898	$1,856,373
Foreign Countries	445,314	102,018	—	547,332
Total net sales	$1,855,268	$525,539	$22,898	$2,403,705
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of July 31, 2020 and October 31, 2019, $20.8 million and $22.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2020, the company recognized $2.3 million and $8.7 million, respectively, of the October 31, 2019 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $1.9 million of the October 31, 2019 deferred revenue amount within net sales throughout the remainder of fiscal 2020, $6.4 million in fiscal 2021, and $5.0 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Venture Products on March 2, 2020 resulted in the recognition of $62.3 million and $75.3 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2020 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2019	$350,250	$10,469	$1,534	$362,253
Goodwill acquired	62,252	—	—	62,252
Purchase price allocation adjustment	(866)	—	—	(866)
Translation adjustments	560	29	—	589
Balance as of July 31, 2020	$412,196	$10,498	$1,534	$424,228

Other Intangible Assets, Net
The components of other intangible assets, net as of July 31, 2020 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,232	$(13,697)	$4,535
Non-compete agreements	5.5	6,871	(6,804)	67
Customer-related	18.2	239,661	(44,368)	195,293
Developed technology	7.6	51,999	(34,232)	17,767
Trade names	15.3	7,540	(2,453)	5,087
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,693	(105,944)	222,749
Indefinite-lived - trade names		190,521	—	190,521
Total other intangible assets, net		$519,214	$(105,944)	$413,270
The components of other intangible assets, net as of August 2, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,242	$(12,916)	$5,326
Non-compete agreements	5.5	6,879	(6,792)	87
Customer-related	18.3	195,223	(29,479)	165,744
Developed technology	7.6	50,279	(30,203)	20,076
Trade names	15.5	7,590	(2,004)	5,586
Backlog and other	0.6	7,380	(5,187)	2,193
Total finite-lived	15.0	285,593	(86,581)	199,012
Indefinite-lived - trade names		120,874	—	120,874
Total other intangible assets, net		$406,467	$(86,581)	$319,886
The components of other intangible assets, net as of October 31, 2019 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,230	$(13,102)	$5,128
Non-compete agreements	5.5	6,868	(6,786)	82
Customer-related	18.4	220,390	(33,547)	186,843
Developed technology	7.6	51,911	(31,289)	20,622
Trade names	15.4	7,496	(2,109)	5,387
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	309,285	(91,223)	218,062
Indefinite-lived - trade names		134,312	—	134,312
Total other intangible assets, net		$443,597	$(91,223)	$352,374
Amortization expense for finite-lived intangible assets during the third quarter of fiscal 2020 and fiscal 2019 was $5.0 million and $7.4 million, respectively. Amortization expense for finite-lived intangible assets during the first nine months of fiscal 2020 and 2019 was $14.6 million and $12.9 million, respectively. Estimated amortization expense for the remainder of fiscal 2020 and succeeding fiscal years is as follows: fiscal 2020 (remainder), $4.9 million; fiscal 2021, $19.5 million; fiscal 2022, $18.3 million; fiscal 2023, $16.5 million; fiscal 2024, $15.5 million; fiscal 2025, $13.9 million; and after fiscal 2025, $134.1 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Revolving credit facility	$—	$—	$—
$200 million term loan	100,000	100,000	100,000
$300 million term loan	180,000	200,000	180,000
$190 million term loan	190,000	—	—
3.81% series A senior notes	100,000	100,000	100,000
3.91% series B senior notes	100,000	100,000	100,000
7.800% debentures	100,000	100,000	100,000
6.625% senior notes	123,962	123,900	123,916
Less: unamortized discounts, debt issuance costs, and deferred charges	3,057	3,219	3,103
Total long-term debt	890,905	720,681	700,813
Less: current portion of long-term debt	108,869	99,877	79,914
Long-term debt, less current portion	$782,036	$620,804	$620,899
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
As of July 31, 2020, the company had no borrowings under the revolving credit facility, but did have $2.0 million outstanding under the sublimit for standby letters of credit, which resulted in $598.0 million of unutilized availability under the revolving credit facility. As of August 2, 2019, the company had no borrowings under the revolving credit facility, $1.9 million outstanding under the sublimit for standby letters of credit, and $598.1 million of unutilized availability under the revolving credit facility. As of October 31, 2019, the company had no borrowings under the revolving credit facility but did have $1.9 million outstanding under the sublimit for standby letters of credit, which resulted in $598.1 million of unutilized availability under the revolving credit facility. Typically, the company's revolving credit facility is classified as long-term debt within the company's Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies that portion of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of July 31, 2020, August 2, 2019, and October 31, 2019, no outstanding borrowings under the company's revolving credit facility were classified as current portion of long-term debt within the Condensed Consolidated Balance Sheets.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of July 31, 2020, August 2, 2019, and October 31, 2019.
Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the three month period ended July 31, 2020, no interest expense was incurred on the company's revolving credit facility as the company did not have outstanding borrowings during such period. For the nine month period ended July 31, 2020, the company incurred interest expense of approximately $0.8 million under the revolving credit facility. For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $0.2 million and $1.9 million, respectively, under the revolving credit facility.
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
As of July 31, 2020, the company had prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively. Thus, as of July 31, 2020, there were $100.0 million and $180.0 million of outstanding borrowings under the $500.0 million term loan for the $200.0 million three year unsecured senior term loan facility and the $300.0 million five year unsecured senior term loan facility, respectively.
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
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's $500.0 million term loan as of July 31, 2020. Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate, subject to an additional basis point spread as defined in the $500.0 million loan credit agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended July 31, 2020, the company incurred interest expense of approximately $0.9 million and $4.3 million, respectively, on the outstanding borrowings under the $500.0 million term loan. For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $3.7 million and $5.3 million, respectively, on the outstanding borrowings under the $500.0 million term loan.
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
Beginning with the last business day of March 2021, the company is required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0% for the first four payments and 7.5% thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of July 31, 2020, there was $190.0 million of outstanding borrowings under the $190.0 million term loan and the company has reclassified $108.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of July 31, 2020, approximately $19.0 million of the $108.9 million that has been reclassified to current portion of long-term debt within the Condensed Consolidated Balance Sheets represents required quarterly amortization payments due within the next twelve months and the remaining $89.9 million represents the amount the company intends to prepay utilizing anticipated cash flows from operations within the next twelve months.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the $190.0 million term loan as of July 31, 2020. Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended July 31, 2020, the company incurred interest expense of approximately $1.1 million and $1.5 million on the outstanding borrowings under the $190.0 million term loan.
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
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of July 31, 2020.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three and nine month periods ended July 31, 2020, the company incurred interest expense of approximately $1.9 million and $5.8 million, respectively, on the outstanding borrowings under the private placement note purchase agreement relating to the Senior Notes.

For the three and nine month periods ended August 2, 2019, the company incurred interest expense of approximately $0.8 million on the outstanding borrowings under the private placement note purchase agreement relating to the Senior Notes. No principal is due on the Senior Notes prior to their stated due dates.
7.8% Debentures
In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For the three and nine month periods ended July 31, 2020 and August 2, 2019, the company incurred interest expense of approximately $2.0 million and $6.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million and the underwriting fee and direct debt issuance costs of $1.5 million associated with the issuance of these senior notes are being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For the three and nine month periods ended July 31, 2020 and August 2, 2019, the company incurred interest expense of approximately $2.1 million and $6.3 million, respectively.

7	Management Actions
On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down its Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). As of July 31, 2020, the company continues to expect to incur total pretax charges of approximately $10.0 million to $11.0 million related to the Toro underground wind down. The majority of such charges have already been incurred and substantially all remaining anticipated costs are expected to be incurred by the end of fiscal 2020. For the nine month period ended July 31, 2020, the company incurred $0.9 million of pre-tax charges related to inventory write-downs to net realizable value. No pre-tax charges were incurred during the three month period ended July 31, 2020 related to the Toro underground wind down. For the three and nine month periods ended August 2, 2019, the company recorded $7.2 million of pre-tax charges related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets no longer used within cost of sales in the Condensed Consolidated Statements of Earnings as a result of the Toro underground wind down. Additionally, the company recorded $1.9 million of pre-tax charges related to anticipated inventory retail support activities within net sales in the Condensed Consolidated Statements of Earnings for the three and nine month periods ended August 2, 2019. As of July 31, 2020, the company had a remaining accrual balance of $0.9 million related to the anticipated inventory retail support activities within accrued liabilities in the Condensed Consolidated Balance Sheet. The remainder of the estimated pre-tax charges are anticipated to be primarily comprised of costs related to the write-down of future component parts inventory purchases to finalize assembly of the company's remaining Toro-branded large directional drill and riding trencher inventory.

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
On March 2, 2020, with the acquisition of Venture Products, the company acquired $23.0 million of inventory based on fair value purchase accounting adjustments. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Inventories were as follows:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Raw materials and work in process	$197,439	$174,348	$179,967
Finished goods and service parts	540,840	518,465	553,767
Total FIFO value	738,279	692,813	733,734
Less: adjustment to LIFO value	82,071	72,201	82,071
Total inventories, net	$656,208	$620,612	$651,663

9	Property and Depreciation
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
On March 2, 2020, with the acquisition of Venture Products, the company acquired $27.0 million of property, plant, and equipment based on fair value purchase accounting adjustments. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations.
Property, plant and equipment was as follows:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Land and land improvements	$56,257	$55,786	$55,613
Buildings and leasehold improvements	289,484	259,928	276,556
Machinery and equipment	474,519	420,262	453,314
Tooling	218,851	224,230	226,870
Computer hardware and software	95,891	91,577	94,409
Construction in process	77,227	70,367	34,937
Property, plant, and equipment, gross	1,212,229	1,122,150	1,141,699
Less: accumulated depreciation	754,338	695,735	704,382
Property, plant, and equipment, net	$457,891	$426,415	$437,317

10	Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Beginning balance	$102,884	$95,752	$96,604	$76,214
Provisions	15,186	14,232	46,289	42,734
Acquisitions	—	—	2,557	14,272
Claims	(16,800)	(17,514)	(48,430)	(39,685)
Changes in estimates	226	2,096	4,476	1,031
Ending balance	$101,496	$94,566	$101,496	$94,566

11	Investment in Finance Affiliate
In fiscal 2009, the company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, established the Red Iron joint venture ("Red Iron") to primarily provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. Under such joint venture, the company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of the company's products in Canada. On December 20, 2019, during the first quarter of fiscal 2020, the company amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to the company’s distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either the company or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of the company's products that are subject to exclusivity, inclusion of a two-year review period by the company for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment the company received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from the company by its distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments.
The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 31, 2020, August 2, 2019, and October 31,

2019 was $22.6 million, $25.1 million, and $24.1 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
Under the financing agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid to Red Iron and TCFCFC for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the nine months ended July 31, 2020 and August 2, 2019.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended July 31, 2020 and August 2, 2019 were $1,374.3 million and $1,513.3 million, respectively. As of July 31, 2020, Red Iron’s total assets were $457.2 million and total liabilities were $407.0 million. The total amount of receivables due from Red Iron to the company as of July 31, 2020, August 2, 2019, and October 31, 2019 were $21.0 million, $32.5 million and $21.7 million, respectively.

12	Stock-Based Compensation
Compensation costs related to stock-based awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Unrestricted common stock awards	$—	$—	$693	$592
Stock option awards	2,483	1,678	6,577	4,841
Performance share awards	1,665	666	327	2,483
Restricted stock unit awards	807	890	2,725	2,342
Total compensation cost for stock-based awards	$4,955	$3,234	$10,322	$10,258
Unrestricted Common Stock Awards
During the first nine months of fiscal years 2020 and 2019, 8,920 and 10,090 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board of Directors as a component of their compensation for their service on the Board of Directors and are recorded in selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the third quarter of fiscal years 2020 and 2019.
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
The table below illustrates the weighted-average valuation assumptions for options granted in the first nine months of the following fiscal periods:

	Fiscal 2020	Fiscal 2019
Expected life of option in years	6.31	6.31
Expected stock price volatility	19.53%	19.83%
Risk-free interest rate	1.73%	2.77%
Expected dividend yield	0.99%	1.18%
Per share weighted-average fair value at date of grant	$15.23	$12.83
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company and businesses of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value as of the date of grant and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2020 and 2019 was $77.33 and $59.58, respectively. No performance share awards were granted during the second or third quarters of fiscal 2020 and 2019.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, which is equal to the closing price of the company’s common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards, is recognized for these awards over the vesting period. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2020 and 2019 was $74.43 and $66.00, respectively.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Foreign currency translation adjustments	$22,905	$33,862	$31,025
Pension and post-retirement benefits	3,949	561	4,861
Cash flow derivative instruments	7,722	(7,755)	(3,837)
Total accumulated other comprehensive loss	$34,576	$26,668	$32,049

The components and activity of AOCL, net of tax, for the three and nine month periods ended July 31, 2020 and August 2, 2019 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702
Other comprehensive (income) loss before reclassifications	(14,011)	—	16,838	2,827
Amounts reclassified from AOCL	—	—	(1,953)	(1,953)
Net current period other comprehensive (income) loss	(14,011)	—	14,885	874
Balance as of July 31, 2020	$22,905	$3,949	$7,722	$34,576

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive (income) loss before reclassifications	(8,120)	—	17,529	9,409
Amounts reclassified from AOCL	—	(912)	(5,970)	(6,882)
Net current period other comprehensive (income) loss	(8,120)	(912)	11,559	2,527
Balance as of July 31, 2020	$22,905	$3,949	$7,722	$34,576

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of May 3, 2019	$30,047	$561	$(5,492)	$25,116
Other comprehensive (income) loss before reclassifications	3,815	—	(773)	3,042
Amounts reclassified from AOCL	—	—	(1,490)	(1,490)
Net current period other comprehensive (income) loss	3,815	—	(2,263)	1,552
Balance as of August 2, 2019	$33,862	$561	$(7,755)	$26,668

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Hedging Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive loss before reclassifications	4,151	—	2,905	7,056
Amounts reclassified from AOCL	—	—	(4,325)	(4,325)
Net current period other comprehensive (income) loss	4,151	—	(1,420)	2,731
Balance as of August 2, 2019	$33,862	$561	$(7,755)	$26,668
For additional information on the components reclassified from AOCL to the respective line items within net earnings for the company's cash flow hedging derivative instruments, refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Basic
Weighted-average number of shares of common stock	107,710	107,005	107,547	106,630
Assumed issuance of contingent shares	—	—	14	14
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,710	107,005	107,561	106,644

Diluted
Weighted-average number of shares of common stock and assumed issuance of contingent shares	107,710	107,005	107,561	106,644
Effect of dilutive securities	833	1,248	1,008	1,380
Weighted-average number of shares of common stock, assumed issuance of contingent shares, and effect of dilutive securities	108,543	108,253	108,569	108,024
Incremental shares from options and restricted stock units are computed under the treasury stock method. Options to purchase 635,002 and 378,850 shares of common stock during the third quarter of fiscal 2020 and 2019, respectively, were excluded from diluted net earnings per share because they were anti-dilutive. Options to purchase 493,723 and 865,648 shares of common stock during the first nine months of fiscal 2020 and 2019, respectively, were excluded from diluted net earnings per share because they were anti-dilutive.

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

The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	July 31, 2020	July 31, 2020
Operating lease expense	$4,036	$14,253
Short-term lease expense	876	2,204
Variable lease expense	20	116
Total lease expense	$4,932	$16,573
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	July 31, 2020	July 31, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$3,683	$13,949
Right-of-use assets obtained in exchange for lease obligations	$1,656	$18,698
The following table presents other lease information related to the company's operating leases as of July 31, 2020:

(Dollars in thousands)	July 31, 2020
Weighted-average remaining lease term of operating leases in years	7.2
Weighted-average discount rate of operating leases	2.80%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of July 31, 2020:

(Dollars in thousands)	July 31, 2020
2020 (remaining)	$24,574
2021	17,822
2022	15,172
2023	12,102
2024	10,787
Thereafter	33,468
Total future minimum operating lease payments	113,925
Less: imputed interest	28,991
Present value of operating lease liabilities	$84,934
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
To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under company policies that place controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company has also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.
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
Cash Flow Hedging Instruments
The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third parties and costs associated with foreign plant operations, including purchases from suppliers. At the cash flow hedge’s inception and on an ongoing basis, the company formally assesses whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods.
Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Condensed Consolidated Statements of Earnings is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and costs associated with foreign plant operations, including purchases from suppliers, are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years. Results of cash flow hedges of intercompany loans are recorded in other income, net as an offset to the remeasurement of the foreign loan balance.
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
As of July 31, 2020, the notional amount outstanding of forward contracts designated as cash flow hedging instruments was $265.0 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$(645)	$12,511	$8,642
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	753	3,920	2,256
Total assets	$108	$16,431	$10,898

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$5,248	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	849	—	9
Total liabilities	$6,097	$—	$9
The company entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative instruments at the net amount on its Condensed Consolidated Balance Sheets.

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 31, 2020	August 2, 2019	October 31, 2019
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$1,116	$16,496	$11,056
Gross liabilities offset in the Condensed Consolidated Balance Sheets	(1,008)	(65)	(158)
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$108	$16,431	$10,898

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(6,465)	$—	$(9)
Gross assets offset in the Condensed Consolidated Balance Sheets	368	—	—
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$(6,097)	$—	$(9)
The following tables present the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended July 31, 2020 and August 2, 2019:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,795	$1,350	$(13,501)	$2,022
Cost of sales	158	140	(1,384)	241
Total derivatives designated as cash flow hedging instruments	$1,953	$1,490	$(14,885)	$2,263

	Nine Months Ended
	Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$5,272	$3,828	$(10,396)	$1,307
Cost of sales	698	497	(1,163)	113
Total derivatives designated as cash flow hedging instruments	$5,970	$4,325	$(11,559)	$1,420
For the third quarter and first nine months of fiscal 2020, the company recognized approximately $0.6 million and $0.1 million of losses within other income, net on the Condensed Consolidated Statements of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments as a result of the COVID-19 pandemic and its anticipated impact on the probability of realizing hedged forecasted transactions. For the third quarter and first nine months of fiscal 2019, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of July 31, 2020, the company expects to reclassify approximately $6.1 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 31, 2020		August 2, 2019
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$840,972	$(546,398)	$838,713	$(572,732)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	1,795	158	1,350	140
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$191	$86	$1,262	$18

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 31, 2020		August 2, 2019
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,537,853	$(1,648,474)	$2,403,705	$(1,600,809)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	5,272	698	3,828	497
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$3,183	$231	$3,579	$34
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(7,093)	$(555)	$(5,316)	$172
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(7,093)	$(555)	$(5,316)	$172

18	Fair Value Measurements
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of such forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the three and nine month periods ended July 31, 2020 and August 2, 2019, or the twelve months ended October 31, 2019.
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2020, August 2, 2019, and October 31, 2019, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$108	$—	$108	$—
Total assets	$108	$—	$108	$—

Liabilities:
Forward currency contracts	$6,097	$—	$6,097	$—
Total liabilities	$6,097	$—	$6,097	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
August 2, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16,431	$—	$16,431	$—
Total assets	$16,431	$—	$16,431	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,898	$—	$10,898	$—
Total assets	$10,898	$—	$10,898	$—

Liabilities:
Forward currency contracts	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—

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
As of July 31, 2020 and October 31, 2019, the company's long-term debt included $424.0 million and $423.9 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of July 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $500.4 million compared to its gross carrying amount of $424.0 million. As of October 31, 2019, the estimated gross fair value of long-term debt with fixed interest rates was $493.8 million compared to its gross carrying amount of $423.9 million.

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
The acquisition of Venture Products was structured as a merger, pursuant to which a wholly-owned subsidiary of TTC merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of TTC. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable cash consideration as described in the merger agreement. We also acquired from an affiliate of Venture Products the real estate used by Venture Products. As of the closing date of the transaction, we paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to TTC. The preliminary merger consideration was subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products as of the closing date. During the third quarter of fiscal 2020, we finalized the customary adjustments, which resulted in an aggregate merger consideration of $163.2 million. As a result, $4.5 million of the holdback set aside for such customary adjustments was released accordingly and the remaining holdback of $25.0 million is expected to expire by the end of the fourth quarter of fiscal 2021. We funded the cash payment with borrowings under our existing unsecured senior revolving credit facility. For additional information regarding the Venture Products acquisition and our unsecured senior revolving credit facility utilized to fund the aggregate consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, respectively, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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
Subsequent to the acquisition date of April 1, 2019, CMW's results of operations are included within our Professional reportable segment within our Condensed Consolidated Financial Statements and had an incremental impact to our Professional reportable segment net sales and segment earnings for the first twelve months post acquisition. For the nine month period ended July 31, 2020, CMW's results of operations had an incremental impact on our Professional segment net sales and segment earnings of $291.8 million and $19.4 million, respectively. CMW's results of operations did not have an incremental impact to the results of operations of our Professional reportable segment for the three month period ended July 31, 2020. For additional information regarding the CMW acquisition and the financing agreements utilized to fund the purchase price, refer to Note 2, Business Combinations, and Note 6, Indebtedness, respectively, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "the pandemic," or "the virus") outbreak a global pandemic. The COVID-19 pandemic continues to spread throughout the U.S. and the rest of the world and has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and resulted in a global economic recession. COVID-19 caused government authorities around the world to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments, travel restrictions, prohibitions on group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. Although many jurisdictions around the world have eased restrictions in an effort to reopen their economies and global economic activity has stabilized and begun to gradually recover, the adverse global economic impact of this pandemic has had a material impact on our business, customers, and suppliers and has caused many challenges, which began in the second quarter of fiscal 2020 and have continued throughout the third quarter of fiscal 2020.

Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, instituting work from home arrangements for those employees that do not need to be physically present at our facilities and sites to perform their job responsibilities, suspending non-essential travel, extensively and frequently disinfecting our facilities and workspaces, suspending all non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who must be physically present at our facilities and sites to perform their job responsibilities and where face coverings are required by local government mandates. We also adopted a special COVID-19 employee leave policy that provides two weeks of pay for employees who have contracted the virus, are involuntarily quarantined because of the virus, or are without work due to changes in our production schedules as a result of the virus. We expect to continue such safety measures until we determine that COVID-19 is adequately contained for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.
We have continued to balance our safety-focused approach with our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential infrastructure globally, agricultural food production, and the enablement of safe areas for outdoor spaces. Government mandated measures providing for business shutdowns or curtailments generally excluded certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. Substantially all of our operations have been and continue to be considered essential under applicable government mandated orders relating to COVID-19 allowing us to continue our global manufacturing and business operations. While we continued manufacturing substantially all of our products and our facilities have remained operational, our manufacturing facilities continued to experience various degrees of manufacturing inefficiencies and intermittent partial or full facility closures as a result of reduced demand for products in certain of our Professional segment businesses, the reconfiguration of our manufacturing processes in order to implement and adhere to social distancing protocols and other safety measures, and government mandated business curtailment measures. Such manufacturing inefficiencies and intermittent partial or full facility closures adversely impacted our gross margins for the three and nine month periods ended July 31, 2020 and may continue to adversely impact our gross margins going forward. Additionally, as of the date of the filing of this report, we have not experienced any significant impacts to our global manufacturing operations due to disruptions in our global supply chain as a result of COVID-19. Although we regularly monitor the financial health of the companies in our supply chain, financial hardship or government mandated restrictions on our suppliers caused by COVID-19 could cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated reduced levels of production as a result of softened demand for our products and other government actions. We currently expect our global manufacturing facilities to remain operational through the fourth quarter of fiscal 2020; however, such expectation is dependent upon future events and circumstances related to COVID-19, including, but not limited to, future government mandates and restrictions, demand for our products, and supply chain stability.
During the third quarter of fiscal 2020, we continued to experience softer demand from channel partners in certain of our Professional segment businesses. Most notably, our golf and grounds; rental, specialty, and underground construction; and landscape contractor businesses were affected by COVID-19. Reduced demand for our golf and grounds products continued as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases. Our rental, specialty, and underground construction business continued to experience reduced demand as a result of curtailed investments by end-customers in the oil and gas and construction industries. The decrease in channel demand for our landscape contractor business was primarily due to channel partners aligning field inventory levels with the previously anticipated reduced retail demand from end-customers. However, through the third quarter of fiscal 2020, we experienced stronger than anticipated retail demand for our landscape contractor zero-turn riding mowers, resulting in decreased field inventory levels as compared to the same period of fiscal 2019. We currently expect the reduced demand in certain of our Professional segment businesses to continue throughout the remainder of fiscal 2020 considering the seasonality of our business and particularly if the global economy destabilizes or worsens. Contrary to the impact experienced in certain of our Professional segment businesses, our Residential segment continued to experience strong retail demand during the third quarter of fiscal 2020 for zero-turn riding mowers and walk power mowers, which we believe was partially due to the impacts of COVID-19 as end-customers experienced favorable weather conditions for property enhancement and maintenance activities in key regions of the globe and were subject to government mandated "shelter-in-place" and "stay-at-home" orders, among other reasons. While the strong retail demand experienced in our Residential segment is a positive event in light of COVID-19, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales adversely impacted our gross margins for the three and nine month periods ended July 31, 2020 and we expect will continue to adversely impact our gross margins for the remainder of fiscal 2020.
In an effort to partially mitigate the anticipated adverse impacts of COVID-19 on our fiscal 2020 Results of Operations, Financial Position, or Cash Flows as a result of lower demand we have experienced in certain of our businesses, we have taken, and continue to take, meaningful cost reduction measures across our organization to align our costs with actual and anticipated lower sales volumes. These cost reduction measures include adjusting production levels within our manufacturing facilities to align with anticipated sales volumes; enacting tiered salary reductions and suspending merit-based salary increases and discretionary retirement fund contributions for the remainder of fiscal 2020; reducing discretionary spending; limiting hiring of new employees; and delaying, reducing, or eliminating purchased services and travel. Additionally, we have proactively managed our working capital through various measures, and we expect to continue to do so, including, but not limited to, refinancing outstanding borrowings on our unsecured senior revolving credit facility with the net proceeds from a new three year term loan for $190.0 million, which also added incremental liquidity; reducing capital expenditures; continuing the curtailment of share repurchases under our Board authorized repurchase plan; adjusting production levels within our manufacturing facilities to manage finished goods inventory levels to align with anticipated sales volumes; aligning receipts of commodities, components, and parts inventory with production levels; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2020. As a result, our balance sheet and liquidity profile remained strong with available liquidity of approximately $992.1 million as of July 31, 2020, consisting of cash and cash equivalents of approximately $394.1 million and availability under our unsecured senior revolving credit facility of $598.0 million.
Significant uncertainty still exists concerning the duration of COVID-19. We intend to continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations to attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan and cost reduction measures and such developments could occur rapidly. Given the many evolving COVID-19 related factors, risks, and challenges that could negatively impact our business, we withdrew our fiscal 2020 detailed financial guidance on March 30, 2020. Many of these uncertainties still remain and as a result, we are not in a position to provide detailed financial guidance for our fourth quarter or full year of fiscal 2020 at this time nor do we have the ability to accurately predict the level of impact of COVID-19 on our business and related Results of Operations, Financial Position, or Cash Flows. However, based on our current visibility on our fiscal 2020 fourth quarter as of the date of the filing of this report, we currently believe that continued year-over-year growth in the residential market is expected, but at a more moderate level than experienced during the first nine months of fiscal 2020. Professional markets should benefit from the gradual return to more normal buying patterns as customers' confidence in the economy increases. These positive trends will likely be somewhat offset by any remaining COVID-19 headwinds, such as budget constraints, the effects of social distancing restrictions, and regional variations in economic recovery. However, if the adverse impacts from COVID-19 continue for an extended period of time or worsen, our business and related Results of Operations, Financial Position, or Cash Flows could continue to be adversely impacted. Sustained adverse impacts to our business and certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows.
For additional information regarding risks associated with COVID-19, refer to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 and the section titled "Risk Factors" located within Part II, Item 1A, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Overview
Worldwide consolidated net sales for the third quarter of fiscal 2020 were $841.0 million, up 0.3 percent compared to $838.7 million in the third quarter of fiscal 2019. For the year-to-date period of fiscal 2020, worldwide consolidated net sales were $2,537.9 million, up 5.6 percent compared to $2,403.7 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2020 were $623.6 million, a decrease of 7.9 percent compared to $676.8 million in the third quarter of the prior fiscal year. This decrease was primarily due to the unfavorable impact of COVID-19 on the demand for products from certain of our Professional segment businesses, partially offset by incremental net sales as a result of our acquisition of Venture Products. For the year-to-date period of fiscal 2020, Professional segment net sales were $1,879.4 million, an increase of 1.3 percent compared to $1,855.3 million in the prior fiscal year comparable period. This increase was driven by incremental net sales as a result of our acquisitions of CMW and Venture Products, substantially offset by the unfavorable impact of COVID-19 on the demand for products from certain of our Professional segment businesses.
Residential segment net sales for the third quarter of fiscal 2020 were $205.0 million, an increase of 38.3 percent compared to $148.2 million in the third quarter of the prior fiscal year. This increase was primarily due to strong retail demand for zero-turn riding mowers and walk power mowers and our expanded mass retail channel, partially offset by decreased shipments of snow thrower products. For the year-to-date period of fiscal 2020, Residential segment net sales were $632.8 million, an increase of 20.4 percent compared to $525.5 million in the prior fiscal year comparable period. This increase was mainly driven by our expanded mass retail channel and strong retail demand for zero-turn riding mowers and walk power mowers, partially offset by decreased shipments of snow thrower products.
Net earnings for the third quarter of fiscal 2020 were $89.0 million, or $0.82 per diluted share, compared to $60.6 million, or $0.56 per diluted share, for the third quarter of fiscal 2019. Net earnings for the first nine months of fiscal 2020 were $257.5 million, or $2.37 per diluted share, compared to net earnings of $235.7 million, or $2.18 per diluted share in the comparable fiscal 2019 period.
Non-GAAP net earnings for the third quarter of fiscal 2020 were $88.7 million, or $0.82 per diluted share, compared to $89.8 million, or $0.83 per diluted share, for the prior fiscal year comparative period. Non-GAAP net earnings for the first nine months of fiscal 2020 were $258.6 million, or $2.38 per diluted share, compared to $272.4 million, or $2.52 per diluted share, in the comparable fiscal 2019 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We increased our cash dividend for the third quarter of fiscal 2020 by 11.1 percent to $0.25 per share compared to the $0.225 per share cash dividend paid in the third quarter of fiscal 2019.
Field inventory levels were lower as of the end of the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019, primarily as a result of reduced Professional segment field inventory in our landscape contractor business as channel partners experienced stronger than anticipated retail demand throughout the cutting season, as well as decreased field inventory in our golf and grounds business as our channel partners aligned field inventory levels with anticipated retail demand for our products.
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
Net Sales
Worldwide consolidated net sales for the third quarter of fiscal 2020 were $841.0 million, up 0.3 percent compared to $838.7 million in the third quarter of fiscal 2019. This increase was primarily driven by strong retail demand for our Residential segment zero-turn riding mowers and walk power mowers largely due to a combination of favorable weather conditions in key regions, new and enhanced products, customer focus on the care of their homes due to COVID-19, and our expanded mass retail channel, as well as incremental Professional segment net sales as a result of our acquisition of Venture Products. The net sales increase was largely offset by reduced net sales in certain of our Professional segment businesses due to reduced demand from channel partners as a result of COVID-19. Within our Professional segment businesses, the decrease was primarily due to fewer shipments of golf and grounds equipment as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; reduced sales volumes for our rental, specialty, and underground construction equipment as a result of curtailed investments by end-customers in the oil and gas and construction industries; and fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with previously anticipated reduced retail demand from end-customers. Additionally, we experienced fewer shipments of Residential snow thrower products during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.
For the year-to-date period of fiscal 2020, worldwide consolidated net sales were $2,537.9 million, up 5.6 percent compared to $2,403.7 million from the same period in the prior fiscal year. This increase was primarily driven by incremental sales in our Professional segment as a result of our acquisitions of CMW and Venture Products, incremental shipments of Residential segment zero-turn riding mowers and walk power mowers as a result of our expanded mass retail channel, and strong retail demand for Residential zero-turn riding mowers and walk power mowers largely due to a combination of favorable weather conditions in key regions, new and enhanced products, and customer focus on the care of their homes due to COVID-19. The net sales increase was largely offset by reduced net sales in certain of our Professional segment businesses due to reduced demand from channel partners as a result of COVID-19. Within our Professional segment businesses, the decrease was primarily due to fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with previously anticipated reduced retail demand from end-customers; fewer shipments of golf and grounds equipment as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; and reduced sales volumes for our rental, specialty, and underground construction equipment as a result of curtailed investments by end-customers in the oil and gas and construction industries. Additionally, we experienced fewer shipments of Residential snow thrower products during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019.
Net sales in international markets decreased by 19.7 percent and 7.2 percent for the third quarter and year-to-date periods of fiscal 2020, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $2.5 million and $7.5 million for the third quarter and year-to-date periods of fiscal 2020, respectively. The net sales decrease for the quarter comparison was mainly due to the unfavorable impacts of COVID-19 resulting in decreased sales of golf and grounds equipment and rental, specialty, and underground construction equipment, partially offset by increased sales of our ag-irrigation products and Pope-branded irrigation products due to favorable weather conditions in key regions and incremental sales as a result of our acquisition of Venture Products. The net sales decrease for the year-to-date comparison was mainly due to the unfavorable impacts of COVID-19 resulting in decreased sales of golf and grounds and irrigation equipment, walk power mowers, and Residential segment snow thrower products, partially offset by incremental sales as a result of our acquisitions of CMW and Venture Products and higher shipments of our ag-irrigation products and Pope-branded irrigation products due to favorable weather conditions in key regions.
The following table summarizes the major operating costs and other income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.0)	(68.3)	(65.0)	(66.6)
Gross profit	35.0	31.7	35.0	33.4
Selling, general and administrative expense	(21.2)	(22.9)	(21.9)	(21.7)
Operating earnings	13.8	8.8	13.1	11.7
Interest expense	(1.0)	(1.1)	(1.0)	(0.9)
Other income, net	0.4	0.8	0.5	0.8
Earnings before income taxes	13.2	8.5	12.6	11.6
Provision for income taxes	(2.6)	(1.3)	(2.5)	(1.8)
Net earnings	10.6%	7.2%	10.1%	9.8%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2020 was $294.6 million, up 10.8 percent compared to $266.0 million in the third quarter of fiscal 2019. Gross margin was 35.0 percent for the third quarter of fiscal 2020 compared to 31.7 percent for the third quarter of fiscal 2019, an increase of 330 basis points. The increase in gross margin for the third quarter comparison was primarily driven by the decrease in the charges related to purchase accounting adjustments for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, favorable net price realization within our Professional segment due to fewer sales promotion activities and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture ("Red Iron"), and the favorable impact of productivity and synergy initiatives. The increase was partially offset by unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19-related reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities and adjusting production levels within our manufacturing facilities to align with anticipated sales volumes, as well as unfavorable mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales. Non-GAAP gross profit for the third quarter of fiscal 2020 was $295.7 million, down 1.9 percent compared to $301.3 million in the third quarter of fiscal 2019. Non-GAAP gross margin was 35.2 percent for the third quarter of fiscal 2020 compared to 35.9 percent for the third quarter of fiscal 2019, a decrease of 70 basis points. The decrease in non-GAAP gross margin for the third quarter of fiscal 2020 was due to unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19-related reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities and adjusting production levels within our manufacturing facilities to align with anticipated sales volumes, unfavorable mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales, and increased inventory reserves in one of our Professional segment businesses. The decrease was partially offset by favorable net price realization within our Professional segment due to fewer sales promotion activities and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture, as well as the favorable impact of productivity and synergy initiatives.
Gross profit for the year-to-date period of fiscal 2020 was $889.4 million, up 10.8 percent compared to $802.9 million in the same period of fiscal 2019. Gross margin was 35.0 percent for the year-to-date period of fiscal 2020 compared to 33.4 percent for the same year-to-date period of fiscal 2019, an increase of 160 basis points. The increase in gross margin for the year-to-date comparison was primarily driven by the decrease in the charges related to purchase accounting adjustments for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, the favorable impact of productivity and synergy initiatives, and favorable net price realization within our Professional segment due to fewer sales promotion activities and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture. These increases were partially offset by unfavorable mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales and unfavorable manufacturing variance due to manufacturing inefficiencies as a result of COVID-19-related facilities closures, the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, and adjusting production levels within our manufacturing facilities to align with anticipated sales volumes. Non-GAAP gross profit for the year-to-date period of fiscal 2020 was $894.2 million, up 5.5 percent compared to $847.7 million in the same period of fiscal 2019. Non-GAAP gross margin was 35.2 percent for the year-to-date period of fiscal 2020 compared to 35.3 percent for the same year-to-date period of fiscal 2019, a decrease of 10 basis points. The decrease in non-GAAP gross margin is primarily due to unfavorable mix primarily due to higher sales of Residential segment products as a percentage of total consolidated net sales and unfavorable manufacturing variance due to manufacturing inefficiencies as a result of COVID-19-related facilities closures, the reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, and adjusting production levels within our manufacturing facilities to align with anticipated sales volumes. The decrease was partially offset by the favorable impact of productivity and synergy initiatives and favorable net price realization within our Professional segment due to fewer sales promotion activities and a revised floor plan financing rate structure as a result of the amendments to certain agreements pertaining to our Red Iron joint venture.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including integration costs and charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments in both acquisitions and the amortization of the backlog intangible asset resulting from purchase accounting adjustments for the CMW acquisition, and the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense decreased $13.4 million, or 7.0 percent, for the third quarter of fiscal 2020 and increased $35.3 million, or 6.8 percent, for the year-to-date period of fiscal 2020. As a percentage of net sales, SG&A expense decreased 170 basis points for the third quarter of fiscal 2020 and increased 20 basis points for the year-to-date period of fiscal 2020. The decrease in SG&A expense as a percentage of net sales for the third quarter comparison was primarily driven by decreased employee travel and salary costs as a result of safety and cost reduction measures implemented to mitigate the adverse impacts of COVID-19 and decreased transaction and integration costs incurred for the Venture Products acquisition in fiscal 2020 as compared to the CMW acquisition in fiscal 2019, partially offset by increased incentive compensation as a result of adjusted enterprise performance estimates. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to incremental indirect marketing and engineering costs as a result of our acquisitions of CMW and Venture Products, partially offset by decreased incentive compensation costs primarily as a result of the elimination of discretionary retirement fund contribution for fiscal 2020 as a proactive measure to mitigate the adverse impacts of COVID-19.

Interest Expense
Interest expense decreased $0.7 million for the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. This decrease was driven by the reduction in LIBOR as a result of the impact of COVID-19 on the global capital markets, partially offset by increased interest expense incurred on higher average outstanding borrowings under our financing arrangements as a result of our acquisition of Venture Products. Interest expense increased $4.7 million for the year-to-date period of fiscal 2020 compared to the comparable period of fiscal 2019. This increase was due to increased interest expense incurred on higher average outstanding borrowings under our financing arrangements as a result of our acquisitions of CMW and Venture Products, partially offset by the reduction in LIBOR as a result of the impact of COVID-19 on the global capital markets.
Other Income, Net
Other income, net for the third quarter and year-to-date periods of fiscal 2020 decreased $3.0 million and $6.4 million, respectively, compared to the same periods in fiscal 2019. The decrease for the third quarter comparison was primarily due to lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume, as well as a gain realized on the sale of a fixed asset and a favorable legal settlement in fiscal 2019 that did not reoccur in fiscal 2020. The decrease for the year-to-date comparison was primarily due to lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume; lower interest income on marketable securities; and a settlement charge incurred for the termination of our U.S. defined benefit pension plan, partially offset by the favorable impact of foreign currency exchange rates.
Provision for Income Taxes
The effective tax rate for the third quarter and year-to-date periods of fiscal 2020 was 19.8 percent and 19.2 percent, respectively, compared to 14.9 percent and 15.3 percent in the same periods in fiscal 2019. These increases were due to lower discrete tax benefits, including the excess tax deduction for share-based compensation.
The non-GAAP effective tax rate for the third quarter of fiscal 2020 was 20.9 percent, compared to a non-GAAP effective tax rate of 18.1 percent in the third quarter of fiscal 2019. The non-GAAP effective tax rate for the year-to-date period of fiscal 2020 was 20.6 percent, compared to a non-GAAP effective tax rate of 19.5 percent in the same period of fiscal 2019. These year-over-year increases were due to discrete tax items. The non-GAAP effective tax rate excludes the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation; the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down; and one-time charges incurred under the Tax Cuts and Jobs Act. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the third quarter of fiscal 2020 were $89.0 million, or $0.82 per diluted share, compared to $60.6 million, or $0.56 per diluted share, for the third quarter of fiscal 2019. This increase was primarily driven by decreased purchase accounting charges and transaction and integration costs incurred for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, favorable net price realization within our Professional segment, the favorable impact of productivity and synergy initiatives, and decreased employee employee travel and salary costs as a result of safety and cost reduction measures implemented to mitigate the adverse impacts of COVID-19. The net earnings increase was partially offset by unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19, unfavorable reportable segment mix, and increased incentive compensation as a result of adjusted enterprise performance estimates. Non-GAAP net earnings for the third quarter of fiscal 2020 were $88.7 million, or $0.82 per diluted share, compared to $89.8 million, or $0.83 per diluted share, for the third quarter of fiscal 2019, a decrease of 1.2 percent per diluted share. This decrease in non-GAAP net earnings was primarily due to unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19, unfavorable reportable segment mix, increased inventory reserves in one of our Professional segment businesses and increased incentive compensation as a result of adjusted enterprise performance estimates, partially offset by favorable net price realization within our Professional segment, the favorable impact of productivity and synergy initiatives, and decreased employee employee travel and salary costs as a result of safety and cost reduction measures implemented to mitigate the adverse impacts of COVID-19.
Net earnings for the first nine months of fiscal 2020 were $257.5 million, or $2.37 per diluted share, compared to $235.7 million, or $2.18 per diluted share, for the same period of fiscal 2019. This increase was primarily driven by decreased purchase accounting charges and transaction and integration costs incurred for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, the favorable impact of productivity and synergy initiatives, favorable net price realization within our Professional segment, decreased incentive compensation costs as a result of diminished company performance due to COVID-19, and the elimination of discretionary retirement fund contributions for fiscal 2020 as a proactive cost reduction measure to mitigate the adverse impacts of COVID-19. The net earnings increase was partially offset by unfavorable reportable segment mix, unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19, and incremental indirect marketing, engineering, and warranty costs as a result of our acquisitions of CMW and Venture Products. Non-GAAP net earnings for the first nine months of fiscal 2020 were $258.6 million, or $2.38 per diluted share, compared to $272.4 million, or $2.52 per diluted share for the same year-to-date period of fiscal 2019, a decrease of 5.6 percent per diluted share. The decrease in non-GAAP net earnings was primarily due to unfavorable reportable segment mix, unfavorable manufacturing variance due to manufacturing inefficiencies as a result of the COVID-19, and incremental indirect marketing, engineering, and warranty costs as a result of our acquisitions of CMW and Venture Products. The decrease was partially offset by the favorable impact of productivity and synergy initiatives, favorable net price realization within our Professional segment, decreased incentive compensation costs as a result of diminished company performance due to COVID-19, and the elimination of discretionary retirement fund contributions for fiscal 2020 as a proactive cost reduction measure to mitigate the adverse impacts of COVID-19.
Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation; the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down; and one-time charges incurred under the Tax Cuts and Jobs Act. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
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
The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	$ Change	% Change
Professional	$623,615	$676,756	$(53,141)	(7.9)%
Residential	204,961	148,234	56,727	38.3
Other	12,396	13,723	(1,327)	(9.7)
Total net sales*	$840,972	$838,713	$2,259	0.3%

*Includes international net sales of:	$150,014	$186,710	$(36,696)	(19.7)%

	Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	$ Change	% Change
Professional	$1,879,423	$1,855,268	$24,155	1.3%
Residential	632,807	525,539	107,268	20.4
Other	25,623	22,898	2,725	11.9
Total net sales*	$2,537,853	$2,403,705	$134,148	5.6%

*Includes international net sales of:	$508,001	$547,332	$(39,331)	(7.2)%

The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	$ Change	% Change
Professional	$113,652	$81,592	$32,060	39.3%
Residential	28,545	16,151	12,394	76.7
Other	(31,204)	(26,508)	(4,696)	(17.7)
Total segment earnings	$110,993	$71,235	$39,758	55.8%

	Nine Months Ended
(Dollars in thousands)	July 31, 2020	August 2, 2019	$ Change	% Change
Professional	$322,385	$319,689	$2,696	0.8%
Residential	87,233	51,253	35,980	70.2
Other	(91,115)	(92,507)	1,392	1.5
Total segment earnings	$318,503	$278,435	$40,068	14.4%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2020 decreased 7.9 percent compared to the same period of fiscal 2019. The net sales decrease for the third quarter comparison was primarily due reduced demand from channel partners as a result of COVID-19, which resulted in fewer shipments of golf and grounds equipment as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; reduced sales volumes for our rental, specialty, and underground construction equipment as a result of curtailed investments by end-customers in the oil and gas and construction industries; and fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with previously anticipated reduced retail demand from end-customers. The net sales decrease was partially offset by incremental sales as a result of our acquisition of Venture Products.
Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2020 increased 1.3 percent compared to the same period of fiscal 2019. The net sales increase for the year-to-date comparison was driven by incremental sales as a result of our acquisitions of CMW and Venture Products. The net sales increase was largely offset by reduced demand from channel partners as a result of COVID-19, which resulted in fewer shipments of our landscape contractor zero-turn riding mowers as our channel partners aligned field inventory levels with previously anticipated reduced retail demand from end-customers; fewer shipments of golf and grounds equipment as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases; and reduced sales volumes for our rental, specialty, and underground construction equipment as a result of curtailed investments by end-customers in the oil and gas and construction industries.
Segment Earnings
Professional segment earnings for the third quarter of fiscal 2020 increased 39.3 percent compared to the third quarter of fiscal 2019, and when expressed as a percentage of net sales, increased to 18.2 percent from 12.1 percent. As a percentage of net sales, the Professional segment earnings increase was primarily driven by decreased purchase accounting charges for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, favorable net price realization, lower commodity costs, and decreased employee travel costs as a result of safety and cost reduction measures to mitigate the adverse impacts of COVID-19. The increase was partially offset by unfavorable product mix and unfavorable manufacturing variance due to manufacturing inefficiencies as a result of COVID-19.
For the year-to-date period of fiscal 2020, Professional segment earnings increased by 0.8 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, remained a constant 17.2 percent for both fiscal periods. The Professional segment earnings increase was primarily driven by decreased purchase accounting charges for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, favorable net price realization, and the favorable impact of productivity and synergy initiatives, partially offset by unfavorable manufacturing variance due to manufacturing inefficiencies as a result of COVID-19 and incremental indirect marketing, administration, and engineering costs as a result of our acquisitions of CMW and Venture Products.

Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2020 increased 38.3 percent compared to the same period of fiscal 2019. The Residential segment net sales increase for the third quarter comparison was mainly driven by strong retail demand for our zero-turn riding mowers and walk power mowers largely due to a combination of favorable weather conditions in key regions, new and enhanced products, customer focus on the care of their homes due to COVID-19, and our expanded mass retail channel. The increase was partially offset by decreased shipments of snow thrower products.
Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2020 increased 20.4 percent compared to the same period of fiscal 2019. The Residential segment net sales increase for the year-to-date comparison was mainly driven by incremental shipments as a result of our expanded mass retail channel and strong retail demand for zero-turn riding mowers and walk power mowers largely due to a combination of favorable weather conditions in key regions, new and enhanced products, and customer focus on the care of their homes due to COVID-19. The increase was partially offset by decreased shipments of snow thrower products.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2020 increased 76.7 percent compared to the third quarter of fiscal 2019, and when expressed as a percentage of net sales, increased to 13.9 percent from 10.9 percent. For the year-to-date period of fiscal 2020, Residential segment net earnings increased 70.2 percent compared to the same period in the prior fiscal year, and when expressed as a percentage of net sales, increased to 13.8 percent from 9.8 percent. As a percentage of net sales, the Residential segment net earnings increases for the third quarter and year-to-date comparisons were driven by the favorable impact of productivity and synergy initiatives and reduced SG&A expense as a percentage of net sales due to leveraging lower expense as a result of our COVID-19 safety and cost reduction measures over higher sales volumes. The segment earnings as a percentage of net sales was partially offset by unfavorable manufacturing variance due to manufacturing inefficiencies as a result of COVID-19 and unfavorable product mix.
Other Activities
Other Net Sales
Net sales for our Other activities include sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the third quarter of fiscal 2020 decreased by $1.3 million compared to the third quarter of fiscal 2019. The net sales decrease for the third quarter comparison was the result of COVID-19, which led to reduced sales of our Professional and Residential segment products by our wholly-owned domestic distribution companies due to reduced retail demand. This decrease was partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of soft retail demand. Net sales for our Other activities for the year-to-date period of fiscal 2020 increased $2.7 million compared to the same period in the prior fiscal year. The net sales increase for the year-to-date comparison was the result of COVID-19, which led to reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of reduced retail demand, partially offset by reduced sales of our Professional and Residential segment products by our wholly-owned distribution companies due to reduced retail demand.
Other Operating Loss
The operating loss for our Other activities increased $4.7 million for the third quarter of fiscal 2020. The operating loss increase was primarily due to increased incentive compensation as a result of adjusted enterprise performance estimates and lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume, partially offset by decreased transaction and integration costs for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, favorable healthcare costs, and decreased interest expense.
The operating loss for our Other activities decreased $1.4 million for the year-to-date period of fiscal 2020. The operating loss decrease was primarily driven by decreased transaction and integration costs for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, and favorable healthcare costs, partially offset by increased interest expense incurred on higher average outstanding borrowings under our financing arrangements as a result of our acquisitions of CMW and Venture Products; lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume; and a settlement charge incurred for the termination of our U.S. defined benefit pension plan.

FINANCIAL POSITION
Working Capital
Our working capital strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Accounts receivable as of the end of the third quarter of fiscal 2020 decreased $17.6 million, or 5.6 percent, compared to the end of the third quarter of fiscal 2019, primarily due to COVID-19 resulting in lower sales to customers not financed under our wholesale financing agreements in our rental, specialty, and underground construction business and international markets, as well as a lower receivable from Red Iron due to lower sales financed under the joint venture near quarter-end. The decrease was partially offset by higher sales within the expanded mass retail channel of our Residential segment and incremental receivables as a result of our acquisition of Venture Products. Inventory levels were up $35.6 million, or 5.7 percent, as of the end of the third quarter of fiscal 2020 compared to the end of the third quarter of fiscal 2019, primarily due to incremental inventories as a result of our acquisition of Venture Products, elevated inventories in our Professional segment due to reduced sales as a result of decreased demand for our products due to COVID-19, and higher inventories in our Residential segment and our Professional segment snow and ice management business due to anticipated production as a result of forecasted demand. The increase was partially offset by reduced inventory in our rental, specialty, and underground construction business due to elevated fiscal 2019 inventory as a result of the inventory step-up purchase accounting adjustment related to the CMW acquisition and the remaining inventory related to the Toro underground wind down, which has substantially been sold through as of the third quarter of fiscal 2020. Accounts payable decreased $35.9 million, or 11.8 percent, as of the end of the third quarter of fiscal 2020 compared to the end of the third quarter of fiscal 2019, mainly due to decreased purchases of commodities, components, parts, and accessories due to the reduction in our production levels within our manufacturing facilities to align with reduced forecasted sales volumes as a result of COVID-19, partially offset by incremental payables as a result of our acquisition of Venture Products.
Cash Flow
Cash provided by operating activities for the first nine months of fiscal 2020 was $305.9 million compared to $259.1 million for the first nine months of fiscal 2019. This increase was primarily due to less cash utilized for the purchase of commodities, components, parts, and accessories inventories due to the reduction in our production levels within our manufacturing facilities to align with reduced forecasted sales volumes as a result of COVID-19, as well as the cash benefit of lower accounts receivable due to COVID-19 resulting in lower sales to customers not financed under our wholesale financing agreements in our rental, specialty, and underground construction business and international markets, as well as a lower receivable from Red Iron due to lower sales financed under the joint venture near quarter-end. The increase was partially offset by a lower cash benefit from accounts payable than was experienced during the comparable period of fiscal 2019 due to decreased purchases of commodities, components, parts, and accessories inventories. Cash used in investing activities decreased $559.5 million during the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. This decrease was primarily due to less cash utilized for the acquisition of Venture Products in fiscal 2020 than was used for the acquisitions of CMW and a Northeastern U.S. distribution company in fiscal 2019, as well as reduced cash investments in property, plant, and equipment as a result of the actions taken to increase our liquidity position in light of COVID-19 during fiscal 2020. Cash provided by financing activities for the first nine months of fiscal 2020 decreased $220.6 million compared to the first nine months of fiscal 2019, mainly due to lower net borrowings under our debt arrangements, lower cash proceeds from the exercise of stock options, and higher cash utilized for dividends paid on shares of our common stock. The decrease in cash provided by financing activities was partially offset by reduced cash utilized for repurchases of our common stock under our Board authorized repurchase program in the first nine months of fiscal 2020.
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
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing senior unsecured revolving credit facility, and in certain instances, other forms of financing arrangements. Our senior unsecured revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. Although there is uncertainty of the scope, duration, and severity of COVID-19 and its impact on our future results, we believe we are well-positioned to manage our business and have taken the appropriate actions during fiscal 2020 to increase our liquidity position, including refinancing outstanding borrowings on our unsecured senior revolving credit facility with a new three year term loan for $190.0 million, which also added incremental liquidity; reducing capital expenditures; continuing the curtailment of share repurchases under our Board authorized repurchase program; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. As a result, we believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of July 31, 2020, we had available liquidity of approximately $992.1 million, consisting of cash and cash equivalents of approximately $394.1 million, of which approximately $95.3 million was held by our foreign subsidiaries, and availability under our unsecured senior revolving credit facility of $598.0 million.
Indebtedness
As of July 31, 2020, we had $890.9 million of outstanding indebtedness that included $100.0 million of 7.8 percent debentures due June 15, 2027, $124.0 million of 6.625 percent senior notes due May 1, 2037, $100.0 million outstanding under our $200.0 million three year unsecured senior term loan facility, $180.0 million outstanding under our $300.0 million five year unsecured senior term loan facility, $190.0 million outstanding under our $190.0 million three year unsecured senior term loan facility, $100.0 million outstanding under our Series A Senior Notes, $100.0 million outstanding under our Series B Senior Notes, and no outstanding borrowings under our revolving credit facility. The July 31, 2020 outstanding indebtedness amounts were partially offset by debt issuance costs and deferred charges of $3.1 million related to our outstanding indebtedness. As of July 31, 2020, we have reclassified $108.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheet. As of July 31, 2020, approximately $19.0 million of the $108.9 million that has been reclassified to current portion of long-term debt within the Condensed Consolidated Balance Sheets represents required quarterly amortization payments due within the next twelve months and the remaining $89.9 million represents the amount we intend to prepay utilizing anticipated cash flows from operations within the next twelve months.
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
Our domestic and non-U.S. operations maintained credit lines for import letters of credit in the aggregate amount of approximately $13.6 million and $13.2 million as of July 31, 2020 and August 2, 2019, respectively. We had $2.0 million and $3.3 million outstanding on such import letters of credit as of July 31, 2020 and August 2, 2019, respectively.
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
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and debt rating of TTC. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and debt rating of TTC. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the third quarter of fiscal 2020 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three month period ended July 31, 2020, no interest expense was incurred on our revolving credit facility as we did not have outstanding borrowings during such period. For the nine month period ended July 31, 2020, we incurred interest expense of approximately $0.8 million on the outstanding borrowings under our revolving credit facility. For the three and nine month periods ended August 2, 2019, we incurred interest expense of approximately $0.2 million and $1.9 million, respectively, on the outstanding borrowings under our revolving credit facility.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of July 31, 2020, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of July 31, 2020, and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of July 31, 2020, we had no outstanding borrowings under the revolving credit facility and $2.0 million outstanding under the sublimit for standby letters of credit, resulting in $598.0 million of unutilized availability under our revolving credit facility. As of August 2, 2019, we had no outstanding borrowings under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $598.1 million of unutilized availability under the revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of our acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on April 1, 2019 in connection with the closing of the acquisition of CMW. There are no scheduled principal amortization payments prior to maturity on the $200.0 million three year unsecured senior term loan facility. For the $300.0 million five year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. As of July 31, 2020, we have prepaid $100.0 million and $120.0 million against the outstanding principal balances of the $200.0 million three year unsecured senior term loan facility and $300.0 million five year unsecured senior term loan facility, respectively.
Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest is payable quarterly in arrears. For the three and nine month periods ended July 31, 2020, we incurred interest expense of approximately $0.9 million and $4.3 million on the outstanding borrowings under the $500.0 million term loan, respectively. For the three and nine month periods ended August 2, 2019, we incurred interest expense of approximately $3.7 million and $5.3 million on the outstanding borrowings under the $500.0 million term loan.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants, generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the $500.0 million term loan, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of

$75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of July 31, 2020, we were in compliance with all covenants related to our $500.0 million term loan and were not limited in the amount for payments of cash dividends and common stock repurchases. Additionally, we expect to be in compliance with all covenants related to our $500.0 million term loan during the remainder of fiscal 2020. If we were out of compliance with any covenant required by the $500.0 million term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our $500.0 million term loan credit agreement.
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
Beginning with the last business day of March 2021, we are required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0% for the first four payments and 7.5% thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of July 31, 2020, there was $190.0 million of outstanding borrowings under the $190.0 million term loan and we have reclassified $108.9 million of the remaining outstanding principal balance under the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of July 31, 2020, approximately $19.0 million of the $108.9 million that has been reclassified to current portion of long-term debt within the Condensed Consolidated Balance Sheets represents required quarterly amortization payments due within the next twelve months and the remaining $89.9 million represents the amount we intend to prepay utilizing anticipated cash flows from operations within the next twelve months.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. We were in compliance with all covenants related to the $190.0 million term loan as of July 31, 2020. Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term credit loan agreement. Interest is payable quarterly in arrears. For the three and nine month periods ended July 31, 2020, we incurred interest expense of approximately $1.1 million and $1.5 million, respectively, on the outstanding borrowings under the $190.0 million term loan.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are senior unsecured obligations of TTC. Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the three and nine month periods ended July 31, 2020, we incurred interest expense of approximately $1.9 million and $5.8 million on the outstanding borrowings under the private placement note purchase agreement. For the three and nine month periods ended August 2, 2019, we incurred interest expense of approximately $0.8 million on the outstanding borrowings under the private placement note purchase agreement.
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

The private placement note purchase agreement contains customary representations and warranties of TTC, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of July 31, 2020, we were not limited in the amount for payments of cash dividends and stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of July 31, 2020 and we expect to be in compliance with all covenants during the remainder of fiscal 2020. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.25 per share for the third quarter of fiscal 2020 that was paid on July 9, 2020. This was an increase of 11.1 percent over our cash dividend of $0.225 per share for the third quarter of fiscal 2019. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2020.
Share Repurchases
During the first nine months of fiscal 2020, we curtailed repurchasing shares of our common stock in the open market under our Board authorized repurchase program. In March 2020, we announced our intention to continue the curtailment of share repurchases as a prudent measure to enhance our liquidity position in response to COVID-19. As of July 31, 2020, we expect to continue the curtailment of repurchasing shares of our common stock for the remainder of fiscal 2020. The existing repurchase program remains authorized by our Board and has no expiration date. We may resume repurchasing shares of our common stock under the repurchase program in the future at any time, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, and/or other factors.
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
Wholesale Financing
Our Red Iron joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, provides inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. On December 20, 2019, during the first quarter of fiscal 2020, we amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to our distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either we or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of our products that are subject to exclusivity, inclusion of a two-year review period by us for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment we received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from us by our distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550 million to $625 million; and (v) memorialize certain other non-material amendments. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. The net amount of receivables financed for dealers and distributors under this arrangement for the nine month period ended July 31, 2020 and August 2, 2019 was $1,374.3 million and $1,513.3 million, respectively.
We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally in Australia. These third-party financial institutions financed $308.3 million and $144.1 million of receivables for such dealers and distributors during the nine month periods ended July 31, 2020 and August 2, 2019, respectively. As of July 31, 2020 and August 2, 2019, $175.6 million and $138.2 million of receivables financed by these third-party financing companies, excluding Red Iron, respectively, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron. Under the limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCF Commercial Finance Canada, Inc., up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions, for which we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of July 31, 2020, we were contingently liable to repurchase up to a maximum amount of $140.0 million of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon any subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the nine month period ended July 31, 2020 and August 2, 2019. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
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
The following table provides a reconciliation of financial measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial measures for the three and nine month periods ended July 31, 2020 and August 2, 2019:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Gross profit	$294,574	$265,981	$889,379	$802,896
Acquisition-related costs[1]	1,087	26,172	3,950	35,691
Management actions[2]	—	9,117	857	9,117
Non-GAAP gross profit	$295,661	$301,270	$894,186	$847,704

Gross margin	35.0%	31.7%	35.0%	33.4%
Acquisition-related costs[1]	0.2%	3.1%	0.2%	1.5%
Management actions[2]	—%	1.1%	—%	0.4%
Non-GAAP gross margin	35.2%	35.9%	35.2%	35.3%

Operating earnings	$115,952	$73,944	$332,876	$281,723
Acquisition-related costs[1]	1,161	29,304	6,183	51,058
Management actions[2]	—	9,148	857	9,148
Non-GAAP operating earnings	$117,113	$112,396	$339,916	$341,929

Earnings before income taxes	$110,993	$71,235	$318,503	$278,435
Acquisition-related costs[1]	1,161	29,304	6,183	51,058
Management actions[2]	—	9,148	857	9,148
Non-GAAP earnings before income taxes	$112,154	$109,687	$325,543	$338,641

Net earnings	$88,968	$60,607	$257,505	$235,717
Acquisition-related costs[1]	924	23,953	4,922	41,814
Management actions[2]	—	7,351	682	7,351
Tax impact of share-based compensation[3]	(1,173)	(1,200)	(4,550)	(11,518)
U.S. Tax Reform[4]	—	(926)	—	(926)
Non-GAAP net earnings	$88,719	$89,785	$258,559	$272,438

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Diluted EPS	$0.82	$0.56	$2.37	$2.18
Acquisition-related costs[1]	0.01	0.22	0.05	0.39
Management actions[2]	—	0.07	—	0.07
Tax impact of share-based compensation[3]	(0.01)	(0.01)	(0.04)	(0.11)
U.S. Tax Reform[4]	—	(0.01)	—	(0.01)
Non-GAAP diluted EPS	$0.82	$0.83	$2.38	$2.52

Effective tax rate	19.8%	14.9%	19.2%	15.3%
Acquisition-related costs[1]	—%	(1.4)%	—%	(0.7)%
Management actions[2]	—%	1.6%	—%	0.5%
Tax impact of share-based compensation[3]	1.1%	1.7%	1.4%	4.1%
U.S. Tax Reform[4]	—%	1.3%	—%	0.3%
Non-GAAP effective tax rate	20.9%	18.1%	20.6%	19.5%
1 On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. For additional information regarding these acquisitions, refer to Note 2, Business Combinations, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three month period ended July 31, 2020 represent integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to the acquisition of Venture Products. Acquisition-related costs for the nine month period ended July 31, 2020 represent transaction costs incurred for our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. Acquisition-related costs for the three and nine month periods ended August 2, 2019 represent transaction and integration costs, as well as charges incurred for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments related to our acquisition of CMW.
2 During the third quarter of fiscal 2019, we announced the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down"). Management actions for the nine month period ended July 31, 2020 represent inventory write-down charges incurred for the Toro underground wind down. No charges were incurred for the three month period ended July 31, 2020 related to the Toro underground wind down. Management actions for the three and nine month periods ended August 2, 2019 represent charges incurred for the write-down of inventory, inventory retail support activities, and accelerated depreciation on fixed assets related to the Toro underground wind down. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, within the Notes to Condensed Consolidated Financial Statements included within Part 1, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
3 In the first quarter of fiscal 2017, we adopted Accounting Standards Update No. 2016-09, Stock-based Compensation: Improvements to Employee Share-based Payment Accounting, which requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three and nine month periods ended July 31, 2020 and August 2, 2019.
4 Signed into law on December 22, 2017, Public Law No. 115-97 ("Tax Act" or "U.S. Tax Reform"), reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018. This reduction in rate required the re-measurement of our net deferred taxes as of the date of enactment. The Tax Act also imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates. During the three and nine month periods ended August 2, 2019, we recorded a tax benefit of $0.9 million related to a prior year true-up of the Tax Act. The Tax Act did not impact our Results of Operations for the three and nine month periods ended July 31, 2020.

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
New Accounting Pronouncements to be Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment will affect trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The amended guidance will become effective in the first quarter of fiscal 2021. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.
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
We believe that all other recently issued accounting pronouncements from the FASB that we have not noted above will not have a material impact on our Consolidated Financial Statements or do not apply to our operations.

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
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19, have adversely affected our net sales and earnings and could continue to adversely affect our net sales and earnings, which include but are not limited to business closures; slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of golf course activity, including food and beverage spending, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; further increased unemployment rates; prolonged high unemployment rates; higher costs of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations.
•COVID-19 has directly and indirectly adversely impacted our business, financial condition and operating results and such adverse impact will likely continue, is highly uncertain and cannot be predicted, but has been and could continue to be material and is based on numerous factors, which include but are not limited to, the duration, scope, and severity of COVID-19; governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19; the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts; our ability during COVID-19 to continue operations and/or adjust our production schedules; significant reductions or volatility in demand for one or more of our products or services and/or higher demand for moderately-priced products; the effect of COVID-19 on our suppliers and our ability to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; logistics costs and challenges; costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations; potential future restructuring, impairment or other charges; availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols, as well as the general willingness of employees to come to normal working locations and perform work; the impact of COVID-19 on the financial and credit markets and economic activity generally; our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower EBITDA for us; and the negative impacts as a result of the occurrence of a global or national recession, depression or other sustained adverse market event as a result of COVID-19.
•Our Professional segment net sales are dependent upon certain factors, many of which have been adversely impacted by COVID-19, including golf course revenues and the amount of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; infrastructure improvements; demand for our products in the rental, specialty and underground construction markets, including those related to oil and gas construction activities; the extent to which property owners outsource their lawn care and snow and ice removal activities; residential and/or municipal commercial construction activity; continued acceptance of, and demand for, ag-irrigation solutions; the timing and occurrence of winter weather conditions; availability of cash or credit to Professional segment customers on acceptable terms to finance new product purchases; and the amount of government and other customer revenues, budget, and spending levels for grounds maintenance or construction equipment.
•Increases in the cost, or disruption and/or shortages in the availability, of commodities, components, parts and accessories containing various materials that we purchase for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities, components, parts and accessories, including as a result of COVID-19, increased costs, increased tariffs, duties or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, or the inability of suppliers, including Briggs & Stratton a supplier of engines for certain of our products, that filed for Chapter 11 bankruptcy on July 20, 2020, to continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses.
•Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. Managing inventory levels in the current COVID-19 commercial environment is particularly difficult as a result of changes to production operations, locations and schedules as well as demand volatility. Such manufacturing inefficiencies have resulted in unfavorable manufacturing variances that have negatively impacted our financial results. If such manufacturing inefficiencies continue, we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand, and/or do not produce or maintain appropriate inventory levels, our net sales, profit margins, net earnings, and/or working capital could be negatively impacted.
•Changes in the composition of, financial viability of, and/or the relationships with, our distribution channel customers could negatively impact our business and operating results.
•Our business and operating results are subject to the inventory management decisions of our distribution channel customers. Adjustments in the carrying amount of inventories by our distribution channel customers have impacted and may continue to impact our inventory management and working capital goals as well as operating results.
•Weather conditions, including unfavorable weather conditions exacerbated by global climate changes or otherwise, may reduce demand for some of our products and/or cause disruptions in our operations, including as a result of disruption in our supply chain, and adversely affect our net sales and operating results, or may affect the timing of demand for some of our products and/or our ability to manufacture product to fulfill customer demand, which may adversely affect net sales and operating results in subsequent periods.
•Fluctuations in foreign currency exchange rates have in the past affected our operating results and could continue to result in declines in our net sales and net earnings.
•Our Residential segment net sales are dependent upon continued operations of mass retailers, dealers, and home centers; consumers buying our products at mass retailers, dealers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
•Our financial performance, including our profit margins and net earnings, have been impacted and will continue to be impacted depending on the mix of products we sell during a given period, as our Professional segment products generally have higher profit margins than our Residential segment products. Similarly, within each segment, lower sales of products that generally carry higher profit margins, have impacted our financial performance, including profit margins and net earnings, and such financial performance could continue to be negatively impacted.
•We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships, which could be risky and harm our business, reputation, financial condition, and operating results, particularly if we are not able to successfully integrate such acquisitions and alliances, joint ventures, investments, and partnerships, such transactions result in disruption to our operations, we experience loss of key employees, customers, or channel partners, significant amounts of goodwill, other intangible assets, and/or long-lived assets incurred as a result of a transaction are subsequently written off, and other factors. If previous or future acquisitions do not produce the expected results or integration into our operations takes more time than expected, our business could be harmed.
•As of July 31, 2020, we had goodwill of $424.2 million and other intangible assets of $413.3 million, including goodwill and other intangible assets from the CMW and Venture Products acquisitions, which together comprise 29.8 percent of our total assets as of July 31, 2020. These amounts are maintained in various reporting units. If we determine that our goodwill or other intangible assets recorded have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges, including such charges that could arise as a result of the COVID-19 pandemic, could be significant and could adversely affect our consolidated results of operations and financial position.

•We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and greater financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.
•A significant percentage of our consolidated net sales is generated outside of the United States, and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, trade regulation and/or industry activity that favors domestic companies, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, pandemics and/or epidemics, including COVID-19, or weakened international economic conditions; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.
•If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, including by incorporating new, emerging and/or disruptive technologies that may become preferred by our customers, we may experience a decrease in demand for our products, and our net sales could be adversely affected.
•Any disruption, including as a result of natural or man-made disasters, inclement weather, including as a result of climate change-related events, work slowdowns, strikes, pandemics and/or epidemics, including COVID-19, protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.
•Our labor needs fluctuate throughout the year and any failure by us to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or by such labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.
•Our labor force has been impacted by COVID-19 and such impact will likely continue, including as a result of global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19. Furthermore, we have incurred additional costs as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees.
•Management information systems are critical to our business. If our information systems or information security practices, or those of our business partners or third-party service providers, fail to adequately perform and/or protect sensitive or confidential information, or if we, our business partners, or third-party service providers experience an interruption in, or breach of, the operation of such systems or practices, including by theft, loss or damage from unauthorized access, security breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss or other disruptive events, our business, reputation, financial condition, and operating results could be adversely affected.
•Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. Our products may infringe the proprietary rights of others.
•Our business, properties, and products are subject to governmental policies and regulations, compliance with which may require us to incur expenses or modify our products or operations and non-compliance with which may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws, policies, and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of, (i) adoption of laws and regulations to address COVID-19, (ii) taxation and tax policy changes, tax rate changes, new tax laws, new or revised tax law interpretations or guidance, including as a result of the Tax Act, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international policies or trade agreements or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, that could result in additional duties or other charges on commodities, components, parts or accessories we import.
•Changes in accounting or tax standards, policies, or assumptions in applying accounting or tax policies could adversely affect our financial statements, including our financial results and financial condition.

•Climate change legislation, regulations, or accords may adversely impact our operations.
•Costs of complying with the various environmental laws related to our ownership and/or lease of real property, such as clean-up costs and liabilities that may be associated with certain hazardous waste disposal activities, could adversely affect our financial condition and operating results.
•Legislative enactments could impact the competitive landscape within our markets and affect demand for our products.
•We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws. The continued expansion of our international operations could increase the risk of violations of these laws in the future.
•We are subject to product quality issues, product liability claims, and other litigation from time to time that could adversely affect our business, reputation, operating results, or financial condition.
•If we are unable to retain our executive officers or other key employees, attract and retain other qualified personnel, or successfully implement executive officer, key employee or other qualified personnel transitions, we may not be able to meet strategic objectives and our business could suffer.
•We are dependent upon various floor planning programs to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by such programs, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to such programs, or any termination or disruption of our various floor planning programs or any delay in securing replacement credit sources, could adversely affect our net sales and operating results.
•The terms of our credit arrangements and the indentures and other terms governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements. If we are unable to comply with such terms, especially the financial covenants, our credit arrangements could be terminated and our senior notes, debentures, term loan facilities, and any amounts outstanding under our revolving credit facility could become due and payable.
•The addition of further leverage to our capital structure could result in a downgrade to our credit ratings in the future and the failure to maintain investment grade credit ratings could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding from a variety of lenders.
•We are expanding and renovating our corporate and other facilities and could experience disruptions to our operations in connection with such efforts.
•We may not achieve our projected financial information or other business initiatives in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results and financial condition.
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
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third-party customers, sales and loans to wholly-owned foreign subsidiaries, costs associated with foreign plant operations, and purchases from suppliers. Our primary foreign currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our results from operations, while a weaker U.S. dollar and Mexican peso generally have a positive effect.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2020 through fiscal 2023. All items are non-trading and stated in U.S. dollars. As of July 31, 2020, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6965	$100,574	$97,392	$(3,182)
Buy U.S. dollar/Sell Canadian dollar	1.3421	33,336	33,142	(194)
Buy U.S. dollar/Sell Euro	1.1664	138,604	135,950	(2,654)
Buy U.S. dollar/Sell British pound	1.3084	42,053	42,253	200
Buy Mexican peso/Sell U.S. dollar	22.5774	$16,718	$16,559	$(159)
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of AOCL in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.

Interest Rate Risk
Our market risk on interest rates relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. Our indebtedness as of July 31, 2020 includes $424.0 million of fixed rate debt that is not subject to variable interest rate fluctuations and $470.0 million of LIBOR-based borrowings under our term loan credit agreements. We have no earnings or cash flow exposure due to market risks on our fixed-rate long-term debt obligations.
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
We strategically work to mitigate any unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. Additionally, we enter into fixed-price contracts for future purchases of natural gas in the normal course of operations as a means to manage natural gas price risks. However, to the extent that commodity, components, parts, and accessories costs increase, as a result of inflation, tariffs, duties, trade regulatory actions, industry actions or otherwise, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first nine months of fiscal 2020, the average cost of commodities, components, parts, and accessories, including the impact of tariff costs, was lower compared to the first nine months of fiscal 2019. We anticipate that the average cost for commodities, components, parts, and accessories, including the impact of tariff costs, for the remainder of fiscal 2020 will be less than the average costs experienced during the comparable period of fiscal 2019.
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

Changes in Internal Control Over Financial Reporting
On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, during the second quarter of fiscal 2019, we completed the acquisition of CMW. Prior to these acquisitions, both Venture Products and CMW were privately-held companies not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Venture Products and CMW that we believe are appropriate and necessary to account for the acquisitions and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for Venture Products during fiscal 2021. As of the end of the third quarter of fiscal 2020, we have substantially completed our integration activities related to internal control over financial reporting for CMW. Accordingly, we expect to include CMW within our assessment of internal control over financial reporting as of October 31, 2020 but, as permitted by SEC rules, do not expect to include Venture Products within such assessment.
With the exception of integration activities in connection with the company's acquisitions of Venture Products and CMW, there was no change in our internal control over financial reporting that occurred during the three month period ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19 materially adversely impacted our business, financial condition and operating results and will likely continue to adversely impact our business, financial condition and operating results and such impact could continue to be material.
COVID-19 created significant worldwide volatility, uncertainty and disruption. In particular, COVID-19 resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the United States and around the world. As such, COVID-19 has materially directly and indirectly adversely impacted us and such adverse impact will likely continue. However, the extent to which COVID-19 will continue to adversely impact our business, financial condition and operating results, which could continue to be material, will depend on numerous evolving factors, including:
•the duration of COVID-19;
•global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, including business and travel restrictions, "stay-at-home" and "shelter-in-place" directives, quarantines, and slowdowns, suspensions or delays of commercial activity;
•the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including their ability to remain open, continue to sell and service our products, pay for the products purchased from us, collect payment from their customers, adoption of reduced or experiencing constrained budgets, or enacting cash preservation efforts;
•our ability during COVID-19 to continue operations and/or adjust our production schedules, including by the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities, as a result of current and anticipated weakened demand and/or production delays at certain of our facilities;
•continued reductions or volatility in demand for one or more of our products or services and/or higher demand for moderately-priced products;
•the effect of COVID-19 on our suppliers and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs;
•logistics costs and challenges, including availability of transportation and at previously anticipated costs;
•costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees;
•potential future restructuring, impairment or other charges;
•availability of employees, their ability to continue to conduct work away from normal working locations and/or under revised work environment protocols, as well as the general willingness of employees to come to normal working locations and perform work;

•our ability to establish and maintain appropriate estimates and assumptions used to prepare the Condensed Consolidated Financial Statements;
•the continued impact of COVID-19 on the financial and credit markets and economic activity generally;
•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower EBITDA for us; and
•the continued exasperation of negative impacts as a result of the continuance of a global or national recession, depression or other sustained adverse market event as a result of COVID-19, including without limitation substantially reduced demand for our products.
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
On March 2, 2020, we completed our acquisition of Venture Products. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and operating results, including:
•failure, difficulties, or delays in securing, integrating, and assimilating information, financial systems, internal controls, operations, manufacturing processes, products, or the distribution channel for Venture Products' businesses and product lines;
•potential loss of key Venture Products employees, suppliers, customers, or dealers or other adverse effects on existing business relationships with suppliers, customers, and dealers;
•adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, or delays in the realization thereof;
•because we financed the acquisition and related transaction expenses with additional borrowings under our existing credit facility, our ability to access additional capital thereunder may be limited and the increase in our leverage and debt service requirements could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;
•inaccurate assessment of undisclosed, contingent, or other liabilities, unanticipated costs associated with the acquisition, and despite the existence of representations, warranties, and indemnities in the merger agreement, an inability to recover or manage such liabilities and costs;
•incorrect estimates made in the accounting for the acquisition or the potential write-off of significant amounts of goodwill, intangible assets, and/or other tangible assets if the Venture Products business does not perform in the future as expected; and
•other factors mentioned in our recently filed Annual Report on Form 10-K, Part 1, Item 1A, "Risk Factors".

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in our third quarter ended July 31, 2020:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 2, 2020 through May 29, 2020	—	$—	—	7,042,256
May 30, 2020 through July 3, 2020	—	—	—	7,042,256
July 4, 2020 through July 31, 2020	1,704	64.92	—	7,042,256
Total	1,704	$64.92	—
1 On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. No shares were repurchased under this authorized stock repurchase program during the company's fiscal third quarter of 2020 and 7,042,256 shares remained available to repurchase under this authorized stock repurchase program as of July 31, 2020.
2 Includes 1,704 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $64.92 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,704 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	101	The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2020, filed with the SEC on September 3, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 31, 2020 and August 2, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended July 31, 2020 and August 2, 2019, (iii) Condensed Consolidated Balance Sheets as of July 31, 2020, August 2, 2019, and October 31, 2019, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended July 31, 2020 and August 2, 2019, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended July 31, 2020 and August 2, 2019, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 3, 2020	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)