Form 10-K
period 2020-10-31
TORO CO
filed 2020-12-18
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 1, 2020, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $6.7 billion.
The number of shares of the registrant's common stock outstanding as of December 11, 2020 was 107,628,246.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Shareholders expected to be held March 16, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Content
THE TORO COMPANY
FORM 10-K

Table of Content
PART I
ITEM 1. BUSINESS
Introduction
The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952)-888-8801. Our website for corporate and investor information is www.thetorocompany.com, which also contains links to our branded product sites. The information contained on our websites or connected to our websites is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
We design, manufacture, and market professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. We have continued to enhance our product lines through innovation and strategic acquisitions over the more than 100 years we have been in business.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2020: Professional, 74.7 percent; Residential, 24.3 percent; and Other, 1.0 percent.
Our products are advertised and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users) under the primary trademarks of Toro®, eXmark®, BOSS®, Ventrac®, Ditch Witch®, American Augers®, Subsite®, HammerHead®, Trencor®, Radius®, Irritrol®, Unique Lighting Systems®, Rain Master®, Pope®, PERROT®, Hayter®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
We emphasize innovation and quality in our products, customer service, manufacturing, and marketing. We strive to provide innovative, well-built, and dependable products supported by an extensive service network. We commit to funding research, development, and engineering activities in order to improve and enhance existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We plan to continue to leverage a strategic and disciplined approach to pursue targeted acquisitions that add value to TTC by complementing our existing brands and product portfolio.
Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our vision is to be the most trusted leader in solutions for the outdoor environment. Every day. Everywhere. Our mission is to deliver superior innovation and to deliver superior customer care.
Impact of COVID-19
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "the pandemic," or "the virus") outbreak a global pandemic. COVID-19 continues to spread throughout the U.S. and the rest of the world and has negatively impacted portions of the global economy, disrupted global supply chains, and created volatility in financial markets. COVID-19 caused government authorities around the world to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments, travel restrictions, prohibitions on group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The adverse global economic impact of this pandemic has had a material impact on parts of our business, customers, and suppliers and caused many challenges for our business and manufacturing operations during fiscal 2020. Additional information regarding the impact of COVID-19 on our business can be found under the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
Business Combinations
Acquisition of Venture Products, Inc.
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, Inc. ("Venture Products"), a privately held Ohio corporation. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. We also acquired from an affiliate of Venture Products the real estate used by Venture Products. The total acquisition consideration was $163.2 million, of which $25.0 million is expected to be paid

Table of Content
by the end of fiscal 2021 to the former Venture Products shareholders, subject to any indemnification claims. We funded the acquisition consideration with borrowings under our existing $600.0 million five-year unsecured senior revolving credit facility ("revolving credit facility"). For additional information regarding the Venture Products acquisition and our revolving credit facility utilized to fund the aggregate consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Acquisition of The Charles Machine Works, Inc.
On April 1, 2019, during the second quarter of fiscal 2019, we completed our acquisition of The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. The total acquisition consideration was $685.0 million, which we funded by using a combination of cash proceeds from the issuance of borrowings under our $500.0 million unsecured senior term loan credit agreement and borrowings from our revolving credit facility. For additional information regarding the CMW acquisition and the financing agreements utilized to fund the aggregate merger consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Products by Market
We strive to be a leader in adapting advanced technologies to products and services that provide innovative solutions for turf care maintenance; landscapes; agricultural fields; rental, specialty, and underground construction; snow and ice management; and residential demands. The following is a summary of our products, by market, for our Professional segment and our products for our Residential segment.
Professional Segment
We design professional turf; landscape and lighting; rental, specialty, and underground construction; snow and ice management; and agricultural products. We market and sell Professional segment products worldwide through a network of distributors and dealers, as well as directly to government customers, rental companies, and large retailers. These channel partners then sell or rent our products primarily to professional users engaged in maintaining turf, such as golf courses, sports fields, municipal properties, as well as residential and commercial landscapes; installing, repairing, and replacing underground pipe and utilities; managing snow and ice demands; irrigating turf and agricultural fields; and creating, renovating, and illuminating landscapes. The following sections describe our Professional segment products by market.
Golf Market
Products for the golf market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for greens and specialty areas; greens rollers; all-wheel drive articulating tractors; turf sprayer equipment; utility vehicles; aeration equipment; and bunker maintenance equipment. In fiscal 2020, we introduced a new line of flex-head walk-behind greens mowers, the Greensmaster® Flex™ 1018/1021 Series, which feature a patented Flex suspension that is intended to allow the cutting unit to easily follow the contours of the green to deliver a superior quality of cut.
We also manufacture and market underground irrigation systems for the golf market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. From our Lynx® central control software platform, to a dual offering of field control system technology, including the Lynx Smart Module two-wire and satellite, to the innovative INFINITY® sprinkler, Toro-branded golf irrigation products are designed to help customers reduce the cost of operational inputs while delivering exceptional playing conditions. In fiscal 2020, we launched Lynx 7.0, which is designed to provide irrigation precision, uniformity, and control with features such as water-to-the-second.
Sports Fields and Grounds Market
Equipment products for the sports fields and grounds market include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, all-wheel drive articulating tractors, multipurpose vehicles and debris management products, which include versatile debris vacuums, blowers, and sweepers. In addition to equipment products, we also manufacture and market irrigation systems under the Toro and PERROT brands for the sports fields and grounds market, including sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These products are sold through distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers. Our acquisition of Venture Products added Ventrac-branded products that are designed to meet the needs of customers in the sports fields and grounds market, including the 4500 Tractor, which is an all-wheel drive articulating tractor designed for use in all seasons with over 30 professional grade Ventrac Mount attachments available. Apart from its predominant use by sports fields and grounds professionals, the 4500 Tractor is also sold to customers in the snow and ice management, golf, and landscape contractor markets. For additional information regarding our acquisition of Venture

Table of Content
Products, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Landscape Contractor Market
We market products to landscape contractors under the Toro, Exmark, and Ventrac brands. Products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and all-wheel drive articulating tractors, as well as lawn solution, turf renovation, and tree care equipment. We offer products with electronic fuel injection engine options, which are designed to provide improved fuel efficiency and lower emissions.
Underground Construction Market
We design, manufacture, and market a range of professional grade products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, vacuum excavators, horizontal directional drilling guidance and support equipment, utility locators, utility inspection systems, pipe rehabilitation and replacement solutions, as well as after-market tools, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels. Such products are utilized by specialty contractors worldwide to install water, gas, electric, telecommunication, and other utility distribution systems. Our acquisition of CMW in fiscal 2019 added a breadth of new products to our underground construction product portfolio with a family of brands sold under the trade names of Ditch Witch, American Augers, Trencor, HammerHead, Subsite, and Radius. Ditch Witch has built a legacy in the underground construction market as a result of innovative product offerings such as the new JT24 horizontal directional drill, which is designed to deliver high levels of torque, thrust, and pullback while maintaining stability in a small footprint for a wide range of urban and residential utility, gas, and fiber-optic jobs, including the distribution of 5G cellular service. For additional information regarding our acquisition of CMW, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
During fiscal 2019, after the completion of the CMW acquisition, we announced the wind down of our Toro-branded large horizontal directional drill and riding trencher product categories ("Toro underground wind down") as part of our integration plan for the CMW business and to allow us to maximize efficiencies and cost synergies post-acquisition and adapt to changing underground construction market conditions regarding our underground product portfolio. We completed the Toro underground wind down during fiscal 2020. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, in the Notes to Consolidated Financial Statements
included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Rental and Specialty Construction Market
Products for the rental and specialty construction market include Toro and Ditch Witch-branded stand-on skid steers, walk-behind trenchers, stump grinders, and turf renovation products. We also have a line of Toro-branded rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete construction equipment. Our rental and specialty construction products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users, as well as through dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor market. Toro-branded stand-on skid steers are the cornerstone products for our Toro-branded rental and specialty construction business, which are designed to improve the efficiency in creation and renovation of landscapes. In fiscal 2020, we introduced the Toro e-Dingo™, our first battery-powered stand-on skid steer, which is designed to offer powerful, quiet operation, and no exhaust emissions, making it suitable for both outdoor and indoor construction use. Ditch Witch-branded stand-on skid steer products are marketed and sold primarily to contractors, municipalities, and other governmental entities through a comprehensive dealer network. In fiscal 2020, we introduced the Ditch Witch SK3000 full-size, stand-on skid steer, which has a lift capacity of 3,100 pounds. The SK3000 stand-on skid steer is designed to effectively handle landscape, hardscape, and tree-care projects usually reserved for traditional cab configured skid steers.
Snow and Ice Management Market
Products for the snow and ice management market are marketed mainly in North America under the BOSS and Ventrac brands. Products under the BOSS brand are designed to provide innovative solutions to contractors, municipalities, and other governmental entities, including snowplows, salt and sand spreaders, and related parts, as well as accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, skid steers, and front-end loaders. These products are mainly sold through distributors and dealers, who then sell to end-users that in many cases are the same customers as those in our landscape contractor and sports fields and grounds markets. Our acquisition of Venture Products added Ventrac-branded products and related attachments to our snow and ice management product portfolio. The Sidewalk Snow Vehicle ("SSV®") is designed to enable easy and efficient management of snow and ice on sidewalks, with available commercial quality snow removal attachments and de-icing options intended to serve various snow and ice management applications. For additional information regarding our acquisition of Venture Products, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Table of Content
Commercial Irrigation and Lighting Market
Turf irrigation products marketed under the Toro and Irritrol brands include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These products are installed by professional contractors and are designed for use in commercial and residential turf irrigation applications and can be installed into new systems or used to replace or retrofit existing systems. Most of the product lines are designed for professionally installed, underground automatic irrigation. Electronic controllers activate valves and sprinklers in a typical irrigation system. Both the Toro and Irritrol brands have received several U.S. Environmental Protection Agency ("EPA") WaterSense awards, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In addition, in fiscal 2020, TTC received the EPA WaterSense Excellence in Outreach and Training Award. In fiscal 2020, we added the Irritrol Rain Dial® to our SMRT Logic™ offering of compatible controllers. The complete list of compatible controls now includes the Irritrol Rain Dial®, the Irritrol KD2 Series and the Toro Evolution®.
In addition to our turf irrigation products, we manufacture and market lighting products under the Unique Lighting Systems brand name consisting of a line of high quality, professionally installed lighting fixtures and transformers for commercial and residential landscapes. Our lighting product line is offered through distributors and landscape contractors that also purchase our turf irrigation products. Our SMRT Logic™ (formerly known as Light Logic™) remote control system provides operators with wireless scene control for landscape lighting and can upgrade existing systems with expanded control. The SMRT Logic™ system is designed to deliver cloud-based control from any location using a web-enabled computer or device for outdoor landscape features such as lighting, irrigation, and pond or fountain pumps.
Ag-Irrigation Market
Products for the ag-irrigation market are designed for efficient means of water application and usage, including Aqua-Traxx® PBX drip tape, Neptune® flat emitter dripline, Blue Stripe® polyethylene tubing, BlueLine® drip line, and NGE® emitters, all used in agricultural and greenhouse applications. In addition to these core products, we offer a complement of design software, control devices, and connection options to complete the ag-irrigation system. Our ag-irrigation products are sold through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards and vineyards. In fiscal 2020, we launched Aqua-Traxx Azul™, which is designed to be a more clog resistant drip tape and is intended to offer a greater filtration area and effectively deliver water and fertilizer in precise applications.
Residential Segment
We market and sell our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). We also license our trademark on certain home solutions products as a means of expanding our brand presence. The following sections describe our Residential segment products.
Walk Power Mower Products
We manufacture and market numerous walk power mower models under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or operator-propelled push mowers. In fiscal 2020, we expanded upon our existing line of Toro-branded battery-powered products within the Flex-Force Power System® featuring 60V lithium-ion technology. Such expansion of this product line included a new 21-inch Recycler® 60V walk power mower that features a steel deck that is intended to provide for superior durability. All of the products in our 60V Flex-Force Power System line feature lithium-ion smart batteries, which are designed to be interchangeable among products in the 60V Flex-Force Power System line and reduce exhaust emissions and noise.
For our gas powered walk power mower product offerings, in fiscal 2020, we launched an upgraded version of the Toro-branded Super Recycler® product line and successfully introduced the offering into our expanded mass retail channel. The upgraded Super Recycler walk power mowers offer SMARTSTOW™ capabilities designed to allow the mower to be stored upright, reducing the storage footprint. We also continued to provide enhanced features on our Recycler walk power mowers, including the Personal Pace® self-propel system that is designed to automatically adjust to the user's walking speed.
Zero-Turn Riding Mowers
We manufacture and market residential zero-turn riding mowers under the Toro brand name that are designed to save homeowners time by using superior maneuverability to cut around obstacles more quickly and easily than tractor technology. Many models of our residential zero-turn riding mowers are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2020, we released new lines of TimeCutter® and TITAN® series residential zero-turn riding mowers and successfully introduced these offerings into our expanded mass retail channel. The new line of TimeCutter® utilizes a heavy duty fabricated deck ranging from 42 to 60 inch cutting widths and features our IronForged® cutting system that is designed to efficiently and effectively handle challenging cutting conditions. Our new line of TITAN® series residential zero-turn riding mowers are designed for the home owner with acreage and

Table of Content
feature available cutting widths ranging from 48 to 60 inches and heavy-duty air cleaners, commercial engines, and upgraded transmissions.
Snow Thrower Products
We manufacture and market a range of gas-powered single-stage and two-stage snow thrower models, as well as a range of electric and battery-powered single-stage snow thrower models. Single-stage snow throwers are walk behind units with lightweight four-cycle gasoline engines. Most single-stage snow thrower models include our Power Curve® snow thrower technology, and some feature our Quick Shoot™ control system that is designed to enable operators to quickly change snow-throwing direction. Our pivoting scraper is designed to keep the rotor in constant contact with the pavement. Our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our electric and battery-powered snow throwers are designed to be lightweight and ideal for clearing up to twelve inches of snow from decks, steps, sidewalks, and small driveways. In fiscal 2020, we introduced a refreshed line of Toro Power Max® HD gas-powered, two-stage snow throwers. These models are designed to effectively handle challenging snow conditions and are built with our patented Anti-Clogging System, which is designed to prevent power loss in heavy snow conditions and features a hardened gear box and auger shafts.
Home Solutions Products
We design and market home solutions products under the Toro and Pope brand names. Our Toro-branded products include yard tools such as electric, gas, and battery-powered grass trimmers; electric and battery-powered hedge trimmers; and electric, gas, and battery-powered blower-vacuums. In fiscal 2020, we expanded our battery-powered product offering through the addition of the 60V Flex-Force chainsaw, hedge trimmer, and Power Shovel, which are designed to complement the existing string trimmer and leaf blower to give customers a wider range of yard tools that utilize the same 60V Flex-Force batteries. All of the 60V Flex-Force products are designed for extended life with low maintenance and each feature our lithium-ion smart batteries.
In Australia and New Zealand, we design and market garden product offerings, such as underground, hose, and hose-end retail irrigation products under the Pope brand name. These garden watering and irrigation solutions include hoses; reels, carts and hangers; sprinklers; hand sprays and wands; hose end fittings; tap timers; various irrigation tools; and pots and accessories designed to develop and maintain gardens. In fiscal 2020, we again received an "advanced" classification from the Australian Packaging Covenant in relation to our sustainability efforts. Additionally, we continued to refine and grow our offering of Pope-branded micro irrigation products and also introduced an incredibly simple, yet effective "square pattern" hose-end sprinkler.
International Operations
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and France. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 20.1 percent, 23.1 percent, and 24.6 percent of total consolidated net sales for fiscal 2020, 2019, and 2018, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
As a result of our international operations, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. For additional information regarding our foreign currency exchange rate risk exposure, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K.
Engineering and Research
We believe that our longstanding commitment to quality and innovation in our products has been a key driver of our history of market success. Engineering and research activities are performed at our global test sites and facilities and our products are tested in conditions and locations similar to those in which they are intended to be used. We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products. We invest time up front with customers, using "Voice of the Customer" tools, to help us develop innovative products that are intended to meet or exceed customer expectations. We use Design for Manufacturing and Assembly ("DFM/A") tools to ensure early manufacturing involvement in new product designs intended to reduce production costs. DFM/A focuses on reducing the number of parts required to assemble new products, as well as designing products to move more efficiently through the manufacturing process. We strive to make improvements to our new product development system as part of our continuing focus on Lean methods to shorten development time and reduce costs, while also improving quality.
Manufacturing and Production
Our manufacturing facilities are designed to provide efficient and flexible assembly-line manufacturing of our products. In addition to most final assembly, we have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services, where applicable.

Table of Content
We design component parts through collaboration with our vendors, contract with them for the development of tooling, and subsequently enter into agreements with such vendors to purchase component parts manufactured using the tooling. We also have some agreements with third-party manufacturers to manufacture certain standalone end-products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Our manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve the quality, fit, and finish of our products. Our operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
In order to utilize our manufacturing facilities and technology more efficiently and effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. Additionally, we use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and reduce cost. We spend considerable effort to reduce manufacturing costs through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, safety improvements, and improved supply-chain management.
Our Professional segment products and Residential segment lawn and garden products are generally manufactured throughout the year. However, our Residential segment snow thrower products are generally manufactured in the summer and fall months but may be extended into the winter months, depending upon weather conditions in key regions and the related demand for such products. Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity, labor availability, timing of shipments, and field inventory levels. Our production system utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels.
We periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. Production shut downs of this nature are generally not materially disruptive to our business and are considered to be normal. However, as a result of the adverse impact of COVID-19 on our operations during fiscal 2020, we experienced intermittent partial or full factory closures during timeframes that have historically been considered peak production periods for our manufacturing operations and such intermittent partial or full factory closures deviated from the historical timeframes in which our periodic production shutdowns have historically occurred. As a result, we experienced various degrees of manufacturing inefficiencies and disruptions above and beyond the historical levels of manufacturing inefficiencies and disruptions experienced. The intermittent partial or full factory closures were largely driven by reduced demand for products in certain of our Professional segment businesses, the reconfiguration of our manufacturing processes in order to implement and adhere to social distancing protocols and other safety measures, and government mandated business curtailment measures. For additional information regarding the impact of COVID-19 on our manufacturing and production activities, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
Commodities, Components, Parts, and Accessories
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products. Our primary cost exposures for such items used in our products are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, engines, transmissions, transaxles, hydraulics, electric motors, and others, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products. However, most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as stand-alone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, foreign currency fluctuations, tariffs, duties, the inability of suppliers to continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, changes to international trade policies, agreements, and/or regulation and supplier and/or competitor activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including current petitions regarding certain engines imported into the U.S. from China. For additional information regarding changing costs of commodities, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Changes" and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk."

Table of Content
Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources, and are in adequate supply. As of the date of the filing of this Annual Report on Form 10-K, we have not experienced any significant impacts to our global manufacturing operations due to disruptions in the procurement of commodities, components, parts, and accessories through our global supply chain as a result of COVID-19. Although we regularly monitor the adequacy of supply and financial health of the companies in our supply chain, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, the loss of supplier workforce due to the spread of COVID-19 and the related contact tracing quarantine or otherwise, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, could cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. For additional information regarding the impact of COVID-19 on our ability to procure commodities, components, parts, and accessories, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
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
Patents and Trademarks
We own patents, trademarks, and trade secrets related to our products in the U.S. and certain countries outside the U.S. in which we conduct business. We expect to apply for future patents and trademarks, as appropriate, in connection with the development of innovative new products, services, and enhancements. Although we believe that, in the aggregate, our patents are valuable, and patent protection is beneficial to our business and competitive positioning, our patent protection will not necessarily deter or prevent competitors from attempting to develop similar products. We are not materially dependent on any one or more of our patents; however, certain TTC trademarks that contribute to our identity and the recognition of our products and services, including but not limited to the Toro® name and logo, are an integral part of our business.
We review certain patents issued by the U.S. Patent and Trademark Office ("USPTO") and foreign patent offices to help avoid potential liability with respect to others' patents. Additionally, we periodically review competitors' products to prevent possible infringement of our patents by others. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting or defending against claims of patent infringement. Such cases are at varying stages in the litigation process.
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
Seasonality
As a result of our global presence in key markets that are subject to seasonal weather patterns and our diverse product portfolio, some of our businesses are seasonal. Overall, our seasonal shipment volumes are generally a function of the key selling seasons of our channel partners based on their industry, geographic location, and the nature and intended purpose of our products in relation to the correlating season. Seasonal weather patterns can impact the timing of the key selling seasons of our channel partners, which may cause our quarterly financial results to differ between fiscal years as demand for our products and related shipment volumes can shift between quarters. Such shifts in the demand for our products and related shipment volumes may result in a negative or positive impact on our net sales and Results of Operations for a particular period.
Our shipment volumes generally precede and overlap the key selling seasons of our channel partners in order to better allow our channel partners to align field inventory levels with

Table of Content
the anticipated retail demand from end-customers and as a result, our shipment volumes have historically been the highest in our fiscal second quarter and retail demand for our products is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April as a result of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash flows from operations, cash on hand, and borrowings under our revolving credit facility, as applicable.
Shipments of our Residential segment products, which accounted for 24.3 percent of total consolidated net sales in fiscal 2020, are seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our Residential products somewhat moderate this seasonality of our Residential segment product sales.
Seasonality of Professional segment product sales also exists, but is tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere generally continue for a longer portion of the year than in Northern regions of the world. Our BOSS and Ventrac brands offer a portfolio of counter-seasonal snow and ice management products in our Professional segment with our shipments of snow and ice management products occurring primarily between April and December, which can result in variability of shipment volumes depending upon pre-season demand, in-season snowfalls, and product availability. Additionally, our rental, specialty, and underground construction business is generally less seasonal than certain of our Professional segment businesses primarily due to the strong presence of certain of the underlying brands in the Southern U.S. markets and the inherent nature of the underground construction market being less impacted by seasonal factors.
The following table presents total consolidated net sales and net earnings for each fiscal quarter as a percentage of the total fiscal year:

Fiscal Years	2020[4]		2019
Quarter	Net Sales	Net Earnings	Net Sales	Net Earnings
First[1]	23%	21%	19%	22%
Second[1,2,3]	27%	30%	31%	42%
Third[2,3]	25%	27%	27%	22%
Fourth[2]	25%	22%	23%	14%
1    Fiscal 2020 net sales and net earnings for our first and second quarters were impacted by the incremental net sales and net earnings from our acquisition of CMW. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding CMW and its impact to our fiscal 2020 Results of Operations.
2    Fiscal 2020 net sales and net earnings for our second, third, and fourth quarters were impacted by the incremental net sales and net earnings from our acquisition of Venture Products. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding Venture Products and its impact to our fiscal 2020 Results of Operations.
3    During fiscal 2019, CMW's financial position, results of operations, and cash flows were reported on a calendar month end. Accordingly, April 30, 2019 and July 31, 2019 were the quarterly period end dates closest to our quarterly fiscal periods ended May 3, 2019 and August 2, 2019, respectively. This reporting period difference did not have material impact on our Consolidated Results of Operations during our second and third fiscal quarters of fiscal 2019. For our fiscal 2019 fourth quarter and all quarters of fiscal 2020, the reporting period ends for both CMW and TTC were aligned.
4    The seasonality of our business and the related recognition of net sales and net earnings for fiscal 2020 were impacted by COVID-19 as a result of shifts in timing of customer demand as our channel partners adjusted their inventory purchases to align with the softened retail demand experienced during the second quarter of fiscal 2020. As a result, fiscal 2020 does not follow our historical seasonal patterns.
Effects of Weather
From time to time, seasonal weather conditions in particular geographic regions or markets, particularly severe wet or dry conditions, as well as significant weather events such as fires, hurricanes, tornados, drought, rainfall, unseasonably warm winter months, or other weather events, including those exacerbated by global climate change, may adversely or positively affect sales, demand, and field inventory levels of some of our products. In addition, weather conditions in key regions can cause disruption in our supply chain, which may impact our ability to procure the commodities, components, parts, and accessories needed to manufacture our products to meet the needs of our customers, and such disruptions may

Table of Content
adversely or positively affect sales, demand, and field inventory levels of some of our products.
Distribution and Marketing
We market and sell the majority of our products through 68 domestic and 140 international distributors, as well as a large number of equipment dealers, irrigation dealers and distributors, mass retailers, hardware retailers, home centers, and online (direct to end-users) in more than 129 countries worldwide. Our distribution networks are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support.
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers and municipalities, rental companies, and ag-irrigation dealers, as well as to end-users in certain international markets. Select irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain professional-grade retail irrigation products are sold to home centers. Products for the rental, specialty, and underground construction markets are sold to dealers and rental companies. Landscape contractor turf products are also sold to dealers in certain regions of North America. Snow and ice management products are primarily sold to distributors and dealers for resale to contractors.
Residential segment products, such as walk power mowers, zero-turn riding mowers, and snow throwers, are generally sold to home centers, mass retailers, dealers, hardware retailers, as well as online (direct to end-users). In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold to home centers, mass retailers, and hardware retailers. Internationally, Residential segment products are sold to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, Residential segment products are mainly sold to distributors for resale to dealers and mass retailers.
On November 30, 2018, during the first quarter of fiscal 2019, we completed our acquisition of a Northeastern U.S. distribution company. During the remainder of fiscal 2019 and through fiscal 2020, we owned two domestic distribution companies. During fiscal 2018, we owned one wholly-owned domestic distribution company. Our primary purpose in owning domestic distributorships is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, Exmark, BOSS, Ventrac, Ditch Witch, American Augers, Trencor, Subsite, HammerHead, Radius, Unique Lighting Systems, Rain Master, Irritrol, Pope, PERROT, Hayter, and Lawn-Boy products. Across our brands, we market our Professional segment and Residential segment products during the appropriate season through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
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
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment otherwise becomes due under the agreements between these financing entities and the distributors and dealers, whichever occurs first. Rates are generally indexed to LIBOR, or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally.
Additionally, we continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.

Table of Content
End-User Financing
We have agreements with third-party financing companies to provide financing options to end-customers throughout the world. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products.
Backlog of Orders
Our backlog of orders is dependent upon when customers place orders and is not necessarily an indicator of our expected results for our fiscal 2021 net sales. The approximate backlog of orders as of October 31, 2020 and 2019 was $370.9 million and $112.5 million, respectively, an increase of $258.4 million. The manufacturing inefficiencies experienced during fiscal 2020 due to COVID-19, coupled with higher than anticipated retail demand in certain of our Professional segment businesses during our fiscal 2020 third and fourth quarters, have decreased field inventories for our Professional segment businesses and resulted in a significant increase in orders as of October 31, 2020 as compared to October 31, 2019. Additionally, continued strength in the retail demand for our Residential segment products and incremental order backlog as a result of our acquisition of Venture Products contributed to the increase in order backlog. For additional information regarding the acquisition of Venture Products, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. We expect the existing backlog of orders will be filled in early fiscal 2021.
Competition
Our products are sold in highly competitive markets throughout the world. The principal competitive factors in our markets are product innovation, quality and reliability, pricing, product support and customer service, warranty, brand awareness, reputation, distribution, shelf space, and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users), users are offered comprehensive service support during and after the warranty period. We compete in many product lines with numerous manufacturers, some of which have substantially larger operations and financial resources than us. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in and focus on the markets in which our business operates, and our distribution channels position us well to compete in various markets.
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
Human Capital Resources and Management
During fiscal 2020, we employed an average of 9,979 employees. The total number of employees as of October 31, 2020 was 10,385. As of October 31, 2020, approximately 13.2 percent of our employees were represented by a union under a collective bargaining agreement. From time to time, our collective bargaining agreements expire and come up for renegotiation. As of October 31, 2020, we had four collective bargaining agreements that expire in March 2022, May 2022, October 2022, and October 2023. We consider our employee relations to be good.
We believe our commitment to our human capital resources is key to our mission of delivering superior innovation and customer care. A highlight of our commitment to our employees is our Sustainability Endures initiative, which includes "People" as one of our three core "Pillars" that represent key areas of focus for our company. Among the critical elements included in the "People Pillar" are the following:
•Employee Engagement: We provide all employees with the opportunity to share their opinions and feedback on our culture through a culture survey that is generally performed every two years. Results of the culture survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization.
•Talent Development: We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. Our formal offerings include tuition reimbursement, a diverse curriculum of learning programming, leadership development experiences, vocational training and external partnerships across the globe. One of our unique leadership development programs is Leadership in Motion, a program that combines skill building with an opportunity to put skills into practice. Another is our Front-Line Leadership Excellence program ("FLEX"), which focuses on building the leadership capabilities of our manufacturing supervisors globally, those with direct oversight of the people building our products. FLEX is designed to focus on helping our supervisors work through obstacles and communication challenges in order to enable the success of their teams.
•Focus on Safety: The safety of our employees is a paramount value for us. We provide mandatory safety trainings each month in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors complete safety management courses. In addition to traditional training, we use safety scorecards, standardized signage,

Table of Content
and visual management throughout our facilities. Safety best practices are also regularly featured in our employee newsletters and town halls. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government orders. This includes having our office employees work from home to the extent they are able and implementing additional safety measures for our production and other employees continuing critical on-site work. For additional information regarding our COVID-19 employee safety measures, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
•Health and Wellness: The health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. For fiscal 2020, we adopted a special COVID-19 employee leave policy that provided for two weeks of pay for employees who contracted the virus, were involuntarily quarantined because of the virus, or were without work due to changes in our production schedules as a result of the virus.
•Diversity, Equity and Inclusion: We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") is one of our core values. In 2019, we reemphasized our focus on DEI when we designated DEI as part of the formal responsibilities of one of our senior leaders in our Human Resources Department.
•Compensation and Benefits: We provide robust compensation and benefits. In addition to salaries, these programs, which vary by country/region, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others.
•Community Involvement: Our employees around the world volunteer with local charitable organizations and civic projects including supporting the beautification and preservation of outdoor environments, water conservation, community health and housing and youth enrichment. We extend the impact of our employees’ efforts through matching gifts and the donation of products and expertise, and by providing all full-time salaried employees with the opportunity to volunteer up to 20 hours of their time during the workday each year.
In addition, as part of our Land. Water. Thrive. effort, we provide immersion experiences for our employees to work with smallholder farmers in developing countries. Our Land. Water. Thrive. Program is designed to improve productivity and agricultural water practices while also strengthening our employees’ empathy and customer-focused approach to problem solving.
Environmental Matters and Other Governmental Regulation
We are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board, and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the EPA implementation of Tier 4 emission requirements applicable to diesel engines several years ago, China, the European Union ("EU") and related countries, and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other global markets, including Australia, in which we sell our products.
•The U.S. federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, and related countries, have implemented one or more of the following: product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including (i) the Waste Electrical and Electronic Equipment directive, which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals directive or

Table of Content
similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) the Battery Directive, which regulates the manufacture and disposal of batteries; (v) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (v) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (vi) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment; (vii) conflict minerals laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the U.S. Securities and Exchange Commission ("SEC"), which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; (viii) other product substance restriction laws, some of which require certain labeling of products, such as California Proposition 65; (ix) electromagnetic compatibility laws and regulations, such as the EU Electromagnetic Compatibility directive, and similar laws and regulations in other markets; (x) wireless product type approvals and licenses in global markets and the EU Radio Equipment Directive and similar laws and regulations related to wireless and radio usage; and (xi) supply chain transparency laws and regulations addressing modern slavery and human trafficking.
•Our products may be subject to various federal, state, and international laws, rules, and regulations that are designed to protect users, including rules and regulations of the U.S. Consumer Product Safety Commission.
•Our vehicle and trailered products may be subject to various federal, state and international laws, rules and regulations related to vehicle safety and compliance with road regulations and safety, including the U.S. National Highway Transportation Safety Administration.
•The manufacture and assembly of products within our facilities must comply with environmental regulations addressing air emissions, wastewater discharge, storm water run-off, and hazardous waste disposal.
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
We make available, free of charge on our website www.thetorocompany.com (select the "Investors" link and then the "Financials & Filings" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, Section 16 reports, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website or connected to our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "anticipate," "continue," "plan," "estimate," "project," "believe," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "potential," "pro forma," or the negative thereof and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, financial condition, and anticipated impacts of COVID-19; our business strategies and goals; the integration of each of the

Table of Content
CMW and Venture Products acquisitions; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The factors known to us that could materially adversely affect our business, reputation, operations, industry, financial position, or future financial performance are described below in Part I, Item 1A, "Risk Factors." We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning our company and our businesses, including factors that potentially could materially affect our operating results or financial condition, may emerge from time to time.
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
ITEM 1A. RISK FACTORS
The following are material risk factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance.
Economic and Operational Risks
Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the U.S. and in other countries in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business, including as a result of COVID-19, have and could continue to impact demand for our products and, ultimately, our net sales and earnings. These include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of golf course activity, including food and beverage spending, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; further increased unemployment rates; prolonged high unemployment rates; higher costs of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings.
COVID-19 materially adversely impacted portions of our business, financial condition and operating results and will likely continue to adversely impact portions of our business, financial condition and operating results and such impact could continue to be material.
COVID-19 created significant worldwide volatility, uncertainty and disruption. In particular, COVID-19 resulted in a substantial curtailment of business activities, a significant number of business closures, slowdowns, suspensions or delays of production and commercial activity, and weakened economic conditions, both in the U.S. and around the world. As such, COVID-19 has materially directly and indirectly adversely impacted portions of our business and such adverse impact will likely continue. However, the extent to which COVID-19 will continue to adversely impact portions of our business, financial condition and operating results, which could continue to be material, will depend on numerous evolving factors, including:
•the duration, scope, and severity of COVID-19;
•global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, including business and travel restrictions, "stay-at-home" and "shelter-in-place" directives, quarantines, and slowdowns, suspensions or delays of commercial activity;
•the effect of COVID-19 on our dealers, distributors, mass retailers, and other channel partners and customers, including their ability to remain open, continue to sell and service our products, pay for the products purchased from us, collect payment from their customers, adoption of reduced or experiencing constrained budgets, or enacting cash preservation efforts;
•our ability during COVID-19 to continue operations and/or adjust our production schedules, including by the temporary suspension of production activity mandated or otherwise made necessary by governmental authorities,

Table of Content
as a result of current and anticipated weakened demand and/or production delays at certain of our facilities;
•continued reductions or volatility in demand for one or more of our products or services and/or higher demand for moderately-priced products;
•the effect of COVID-19 on our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs;
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
•availability of employees, their ability to continue to conduct work away from normal working locations and/or under revised work environment protocols, the general willingness of employees to come to normal working locations and perform work, as well as our ability, and/or the ability of companies throughout our supply chain, to adequately staff manufacturing and/or other business processes in the event an employee, or multiple employees, contract COVID-19 and must remain away from work locations for an extended period of time;
•our ability to establish and maintain appropriate estimates and assumptions used to prepare the Consolidated Financial Statements;
•the continued impact of COVID-19 on the financial and credit markets and economic activity generally;
•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower adjusted EBITDA for us; and
•the continued exasperation of negative impacts as a result of the continuance of a global or national recession, depression or other sustained adverse market event as a result of COVID-19, including without limitation substantially reduced demand for our products.
In addition, the impacts from COVID-19 and efforts to contain it have heightened the other risks described in this Annual Report on Form 10-K.
Weather conditions, including conditions exacerbated by climate change, have previously impacted demand for some of our products and/or caused disruption in our operations, including as a result of disruption in our supply chain, and may impact such items in the future which may adversely affect our net sales or otherwise adversely affect our operating results.
From time to time, weather conditions in a particular geographic region have in the past, and may again in the future, adversely affect sales, demand, and field inventory levels of some of our products. In addition, weather conditions have caused disruption in our supply chain, which has impacted our ability to manufacture product to fulfill customer demand, and such disruptions may occur in the future. For example, in the past, drought or unusually wet conditions have had an adverse effect on sales of certain mowing equipment products, unusually rainy weather or severe drought conditions that result in watering bans, or otherwise, have had an adverse effect on sales of our irrigation products, and lower snowfall accumulations in key markets have had an adverse effect on sales of our Residential snow thrower products and products of our Professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products. To the extent that unfavorable weather conditions are exacerbated by global climate change, such as fires, hurricanes, tornados, drought, rainfall, unseasonably warm winter months, or other weather events, many of which have increased in severity and intensity in recent years, in geographic areas where our products are distributed, sold, and used and where our supply chains our located, our sales and operating results may be affected to a greater degree than we have previously experienced.
Our Professional segment includes a variety of products that are dependent upon certain and varied factors.
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Among other things, any one or a combination of the following factors, many of which have been adversely impacted by COVID-19, could result in a decrease in spending and demand for our products and have an adverse effect on our Professional segment net sales:
•reduced levels of investment in golf course renovations and improvements and new golf course development; reduced revenue for golf courses resulting from a decrease in rounds played, memberships, and/or food

Table of Content
and beverage sales, as applicable; and increased number of golf course closures;
•reduced consumer and business spending on property maintenance, such as lawn care and snow and ice removal activities, and/or unfavorable weather conditions, causing property owners and landscape contractor professionals to forego or postpone purchases of our products;
•low or reduced levels of residential, commercial, and/or municipal construction projects and/or infrastructure improvements;
•decreased oil and gas construction activities, which has negatively impacted the demand for our products in the rental, specialty, and underground construction market;
•a decline in acceptance of and demand for ag-irrigation solutions for agricultural production;
•availability of cash or credit on acceptable terms for our customers to finance new product purchases; and
•customer and/or government budgetary constraints resulting in reduced spending for grounds maintenance or construction equipment.
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
Our Professional segment products generally have higher profit margins than our Residential segment products. Accordingly, our financial performance, including our profit margins and net earnings, have been and will continue to be impacted depending on the mix of products we sell during a given period. For example, if we experience lower sales of our Professional segment products that generally carry higher profit margins than our Residential segment products, our financial performance, including profit margins and net earnings, have been and could continue to be negatively impacted. Similarly, within each reportable segment, if we experience lower sales of products that generally carry higher profit margins, our financial performance, including profit margins and net earnings, have been and could continue to be negatively impacted.
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

Table of Content
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
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products. Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, foreign currency fluctuations, tariffs, and/or duties. Our primary cost exposures for such items are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, engines, transmissions, transaxles, hydraulics, electric motors, and others. To the extent that commodity, component, parts, or accessories costs increase, as a result of inflation, tariffs, duties, foreign currency fluctuations, or the inability of suppliers to absorb incremental costs resulting from COVID-19-related inefficiencies, continue operations or otherwise remain in business as a result of COVID-19, financial difficulties or otherwise, and we do not have firm pricing from such suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our profit margins. Furthermore, changes to international trade policies, agreements, and/or regulation industry or competitor activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including current petitions regarding certain engines imported into the U.S. from China, could result in additional tariffs, duties or other charges on commodities, components, parts or accessories we import into the U.S. and/or use in our products. In addition, increases in other costs of doing business may also adversely affect our profit margins and businesses. For example, an increase in fuel costs and/or freight rates may result in an increase in our transportation costs, which also could adversely affect our operating results and businesses.
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
The availability of commodities, components, parts, and accessories used in our products have, to various and differing degrees, been impacted by COVID-19, recent social unrest, natural disasters, and antidumping and countervailing duty petitions regarding certain engines imported into the U.S. from China. In addition, while most of the commodities, components, parts, or accessories used in our products are generally commercially available from a number of sources, certain items are sourced from single suppliers. Any continued or new disruption or shortages in the availability of commodities, components, parts, or accessories used in our products or sold as standalone products, including as a result of labor staffing or other challenges that may be experienced by our suppliers as a result of financial hardship and/or government mandated restrictions caused by COVID-19, the loss of supplier workforce due to COVID-19 or otherwise, pandemics and/or epidemics, natural disasters, adverse weather, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.

Table of Content
Any disruption at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing, open and manage new or acquired, and/or move production between manufacturing facilities could adversely affect our business and operating results.
We are a global company and have been impacted in a variety of ways by COVID-19, including by manufacturing inefficiencies and work force availability at our locations and those in our supply chain. We currently manufacture most of our products at 17 locations in the U.S., two locations in both Mexico and China, and one location in each of Australia, Italy, the United Kingdom, Romania, Germany, and Poland. We also have several global locations that serve as distribution centers, warehouses, test labs, service centers, and corporate offices. In addition, we have agreements with other third-party manufacturers to manufacture products on our behalf. We also market our products through domestic and international distributors, as well as a large number of dealers, hardware retailers, home centers, mass retailers and online, and source commodities, components, parts, and accessories from a variety of international and domestic suppliers.
Our facilities and our manufacturing and other operations and those of our distribution channel customers and suppliers have incurred losses as a result of natural disasters and may continue to incur losses or experience disruptions due to additional natural disasters, inclement weather, and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power shortages, or telecommunications failures. In addition, losses or disruptions could occur as a result of man-made disasters and other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, including COVID-19, boycotts and sanctions, widespread criminal activities such as drug cartel-related violence that may disrupt our production activities and maquiladora operations based in Juarez, Mexico, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers. A work slowdown, strike, or similar action could occur at any one of our facilities (or the facilities of our distribution channel customers and suppliers) currently operating under a collective bargaining agreement, such facilities could fail to renew or enter into new collective bargaining agreements, or we may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we could decide, or be forced, to shift production to one of our other manufacturing facilities or we may decide to open new or acquired manufacturing or distribution facilities or move production between our facilities to align production capacity with production goals.
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
Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. During fiscal 2020, such labor needs have been negatively impacted by COVID-19 and such impact is expected to continue. Any failure by us, or our suppliers or distribution channel partners, to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, by such labor force to adequately and safely perform their jobs, or as a result of increased costs in connection with necessary actions and preparedness plans to help ensure the health and safety of employees and continued operations, have, among other things, resulted in disruptions in our manufacturing and other processes and adversely affected our business and operating results and such adverse impacts could continue.
Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. During periods of peak manufacturing activity it is often necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff hired during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as regular production employees. In addition, due to limited workforce populations in areas around the locations where we, or our suppliers and distribution channel partners, manufacture products or conduct business, or other factors, we, or our suppliers and distribution channel partners, may not have a sufficient pool of experienced and competent individuals with the right skills available to fulfill labor requirements on a cost-effective basis or otherwise. During fiscal 2020, our labor needs, and those of our suppliers and distribution channel partners, have been negatively impacted by COVID-19 and COVID-19 has

Table of Content
exacerbated many of the challenges faced in retaining and maintaining an adequate production staff, including as a result of global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, and such impacts are expected to continue. Furthermore, we have incurred additional costs as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees. If we, or our suppliers and distribution channel partners, continue to be unable to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, particularly during periods of peak manufacturing activity, if such labor force is not adequately trained or does not adhere to protocols established to create a safe workplace, or we incur additional costs to help ensure the health and safety of our employees and operations, we could continue to experience, among other things, disruptions in our manufacturing and other processes, which have and could continue to adversely impact our business, operating results and reputation.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, taking into account production capacity, timing of shipments, and field inventory levels. Managing inventory levels in the current COVID-19 commercial environment is particularly difficult as a result of changes to production operations, locations and schedule, as well as demand volatility. Such manufacturing inefficiencies have resulted in unfavorable manufacturing variances that have negatively impacted our financial results. If such manufacturing inefficiencies continue, we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand, and/or do not produce or maintain appropriate inventory levels, our net sales, gross margins, net earnings, and/or working capital could be negatively impacted. Furthermore, such impacts hinder our ability to meet customer demand, result in loss of customers, and could cause us to incur charges associated with inventory valuation adjustments for excess and obsolete inventories.
Our business and operating results are subject to the inventory management decisions of our distribution channel customers.
We are subject to risks relating to the inventory management decisions and operational and sourcing practices of our distribution network. Our distribution channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs, including anticipated end-customer demand. Such adjustments have impacted our inventory management and working capital goals as well as operating results, and such adjustments may impact us in the future. If the inventory levels of our distribution channel customers are higher than they desire, they may postpone product purchases from us, which could cause our sales to be lower than the end-user demand for our products and negatively impact our inventory management and working capital goals as well as our operating results. Similarly, our results could be negatively impacted through the loss of sales if either we do not produce an adequate supply of products for our distribution channel and/or our distribution channel customers do not maintain field inventory levels sufficient to meet end-user demand.
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
In addition, if adverse economic conditions continue as a result of COVID-19 or otherwise or business conditions worsen or other events cause a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.

Table of Content
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
The availability of financing from our floor plan arrangements is affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect such financing providers. Any material change in the availability or terms of credit offered to our customers by our floor plan financing providers, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to our available financing platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources could adversely affect our sales and operating results.
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
We may be unable to enhance our existing management information systems or implement new management information systems when necessary, may experience unanticipated delays, complications or expenses in implementing, integrating and operating our systems, and/or require substantial expenditures as well as interruptions in operations in connection with any system changes we might pursue, including as may be necessary during the integration of the CMW and Venture Products acquisitions. The failure of our management information systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of or transfer over to new systems or the modification or upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
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
A significant percentage of our consolidated net sales is generated outside of the U.S., a portion of which is financed by third-parties, and we intend to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales.
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., Belgium, the United Kingdom, Australia, Japan, China, Italy, Poland, Germany,

Table of Content
Spain, and France. Our net sales outside the U.S. were 20.1 percent, 23.1 percent, and 24.6 percent of our total consolidated net sales for fiscal 2020, 2019, and 2018, respectively. International markets have been, and will continue to be, a focus for us for revenue growth, both organically and through acquisitions. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales. Several factors, including the implications of the United Kingdom's withdrawal from the EU, implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales. Additionally, the expansion of our existing international operations and entry into additional international markets require significant management attention and financial resources. Many of the countries in which we manufacture or sell our products, or otherwise have an international presence are, to some degree, subject to political, economic, and/or social instability, has been heightened as a result of COVID-19. Our international operations expose us and our representatives, agents, and distribution channel customers to risks inherent in operating in foreign jurisdictions. These risks include:
•pandemics and/or epidemics, including COVID-19;
•increased costs of customizing products for foreign countries;
•difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•the imposition of additional U.S. and foreign governmental controls or regulations;
•new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distribution channel customers;
•withdrawal from or revisions to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;
•the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our business with the sanctioned country, company, person, or entity;
•international pricing pressures;
•laws, business practices, trade regulation, and/or industry activity that favors domestic companies, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China;
•adverse currency exchange rate fluctuations;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•higher tax rates and potentially adverse tax consequences, including restrictions on repatriating cash and/or earnings to the U.S.;
•fluctuations in our operating performance based on our geographic mix of sales;
•transportation delays and interruptions;
•national and international conflicts, including foreign policy changes, acts of war or terrorist acts;
•difficulties in protecting, enforcing or defending intellectual property rights; and
•multiple, changing, and often inconsistent enforcement of laws, rules, regulations and standards, including rules relating to taxes, environmental, health and safety matters.
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
Brexit and the uncertainty regarding its implementation and effect could disrupt our operations and adversely affect our operating results.
We have manufacturing operations and a sales office in the United Kingdom. The United Kingdom’s withdrawal from the EU, commonly referred to as “Brexit,” has caused significant legal, political, and economic uncertainty in both the United Kingdom and the EU. The impact of Brexit and the resulting turmoil on the political and economic future of the United Kingdom and the EU is uncertain, and we may be adversely affected in ways we cannot currently anticipate. The ultimate effects of Brexit will depend on any agreements the United Kingdom makes to retain access to the EU markets, and vice versa, either during a transitional period, which ends on December 31, 2020, or more permanently. Brexit may result in significant changes in the British regulatory environment, which could increase our compliance efforts and costs. We may find it more difficult to conduct business in the United Kingdom and the EU as a result of increased regulatory complexity and possible new restrictions on the movement of goods, capital, and personnel, as well as possible tariffs on imports to and exports from the United Kingdom. These developments also may have a material adverse effect on foreign currency exchange rates and global economic and financial conditions. Any of these effects of Brexit, and other similar referenda

Table of Content
that we cannot anticipate, could disrupt our operations and adversely affect our operating results.
We are expanding and renovating certain of our facilities and could experience disruptions to our operations in connection with such efforts.
We are continually expanding and renovating our facilities, primarily driven by the growth of our business and the need to expand the capacity available for our manufacturing operations and office space, as applicable. Our current expansion efforts include an ongoing project at our Iron Mountain, Michigan manufacturing facility. We have historically financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. The expansion and renovation of our facilities entail risks that could cause disruption in the operations of our business. Such risks include potential interruption in manufacturing processes, delivery of raw materials, shipping finished goods, and data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.
Strategic Risks
We intend to grow our business in part through acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships, which could be risky and may harm our business, reputation, financial condition, and operating results.
One of our strategies is to drive growth in our businesses and accelerate opportunities to expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value while supplementing and complementing our existing brands and product portfolio. On April 1, 2019 and March 2, 2020, we completed the CMW and Venture Products acquisitions, respectively. The CMW acquisition is the largest acquisition in our history and the Venture Products acquisition is among one of the largest acquisitions in our history.
Our continued ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions, our ability to compete effectively for acquisition candidates, and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. For instance, the benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, investments, or partnerships will, in fact, produce any benefits. Acquisitions, including our recent CMW and Venture Products acquisitions, alliances, joint ventures, investments, and partnerships may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:
•diversion of management's attention to manage and integrate the acquired business;
•disruption to our existing operations and plans;
•inability to effectively manage our expanded operations;
•difficulties or delays, which may be exacerbated by the impact of COVID-19, in integrating and assimilating information and financial systems, internal controls, operations, manufacturing processes and products of an acquired business or other business venture or in realizing projected efficiencies, growth prospects, cost savings, and other synergies;
•inability to successfully integrate or develop a distribution channel for acquired product lines;
•potential loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;
•write-off of significant amounts of goodwill, other intangible assets, and/or long-lived assets as a result of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or as a result of a variety of other circumstances;
•delays or challenges in transitioning distributors and dealers of acquired businesses to available floor plan financing arrangements;
•violation of confidentiality, intellectual property, and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
•adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, net earnings, cost and/or revenue synergies, or other financial results projected in our valuation models, delays in the realization thereof or costs or charges incurred to achieve any revenue or cost synergies;
•reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could in turn restrict our ability to access additional capital when needed, result in a decrease in our credit rating, or limit our ability to pursue other important elements of our business strategy;
•failure by acquired businesses or other business ventures to comply with applicable international, federal, and state product safety or other regulatory standards;
•infringement by acquired businesses or other business ventures of valid intellectual property rights of others;
•inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture,

Table of Content
and despite the existence of representations, warranties and indemnities in any definitive agreement and, in the case of the CMW acquisition or as may be applicable to future acquisitions, a representation and warranty insurance policy, an inability to recover or manage such liabilities and costs; and
•impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, or other potential financial accounting or reporting impacts.
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
If we are unable to retain our executive officers or other key employees, attract and retain other qualified employees, or successfully implement executive officer, key employee or other leadership or employee transitions, we may not be able to meet strategic objectives and our business could suffer.
Our ability to meet our strategic objectives and otherwise profitably grow our business will depend to a significant extent on the continued contributions of our leadership team. Our future success will also depend in large part on our ability to identify, attract, engage, develop, and retain other highly qualified employees worldwide, including in particular managerial, functional support, technical, engineering, sales and marketing, operations, and customer service employees. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified employees. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified leaders in the future, the inability to successfully implement executive officer or other employee transitions, delays in hiring qualified employees, the inability to hire necessary office or production employees due to employment conditions or otherwise, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results.
We may not achieve our financial projections or other business initiatives in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results, and financial condition.
We generally provide financial projections such as our expected revenue growth and net earnings per share. These financial projections are based on management’s assumptions and expectations at the time made. The failure to achieve our financial projections could have an adverse effect on our business, operating results and financial condition.
We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this Annual Report on Form 10-K. As a result, there can be no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.

Table of Content
Financial Risks
We may be required to incur impairment and other charges resulting from the impairment of goodwill or other intangible assets recorded in connection with acquisitions.
We recently completed the CMW and Venture Products acquisitions and expect to continue to complete selected acquisitions in the future as a component of our growth strategy. In connection with acquisitions, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values as of the date of acquisition. As a result, any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business is recorded as goodwill. Finite lived-intangible assets other than goodwill are required to be amortized over their estimated useful lives and this amortization expense may be significant. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets, including both definite-lived and indefinite-lived intangible assets, or goodwill may be deemed to be impaired. If this occurs, we may be required under applicable accounting rules to write down the value of the assets or goodwill on our balance sheet to reflect the extent of any such impairment. Any such write-down of assets or goodwill would generally be recognized as a non-cash expense in our Consolidated Statements of Earnings for the accounting period during which any such write down occurs. As of October 31, 2020, we had goodwill of $424.1 million, which is maintained in various reporting units, including goodwill from the CMW and Venture Products acquisitions, and other intangible assets of $408.3 million, which together comprise 29.2 percent of our total assets as of October 31, 2020. If we determine that our goodwill or other intangible assets recorded in connection with the CMW, Venture Products, or any other prior or future acquisitions have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges, including such charges that could arise as a result of COVID-19, could be significant and could adversely affect our consolidated Results of Operations and Financial Position.
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
Our reported net sales and net earnings are subject to fluctuations in foreign currency exchange rates that have affected our operating results and could continue to result in declines in our reported net sales and net earnings. Because our products are manufactured or sourced primarily from the U.S. and Mexico, a stronger U.S. dollar and Mexican peso generally have a negative impact on our operating results, while a weaker U.S. dollar and Mexican peso generally have a positive effect. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. Further, we may also experience foreign currency exchange rate exposure as a result of the volatility and uncertainty that may arise as a result of the United Kingdom's withdrawal from the EU.
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
The terms of our credit arrangements and the indentures governing our senior notes, term loans, and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions. Additionally, we are subject to counterparty risk in our credit arrangements.
Our credit arrangements, including our revolving credit facility and term loans, and the indentures governing our 3.81 percent Series A Senior Notes, 3.91 percent Series B Senior Notes, 6.625 percent senior notes, and 7.8 percent debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and a maximum leverage ratio.

Table of Content
Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things:
•create liens or other encumbrances on our assets;
•dispose of assets;
•engage in mergers or consolidations; and
•pay dividends that are significantly higher than those currently being paid, make other distributions to our shareholders, or redeem shares of our common stock.
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
If we are unable to comply with the terms of our credit arrangements and indentures, especially the financial covenants, our credit arrangements could be terminated and our senior notes, term loans, debentures, and any amounts outstanding under our revolving credit facility could become due and payable.
We cannot assure that we will be able to comply with all of the terms of our credit arrangements, term loans, senior notes, and indentures, particularly the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results. Various risks, uncertainties, and events beyond our control could affect our ability to comply with the terms of our credit arrangements, term loans, senior notes, and/or indentures. If we were out of compliance with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on amendments to the terms of our credit arrangements that may be unfavorable to us. In addition, our 3.81 percent Series A Senior Notes, 3.91 percent Series B Senior Notes, 6.625 percent senior notes, and 7.8 percent debentures, and any amounts outstanding under our revolving credit facility and term loans could become due and payable if we were unable to obtain a covenant waiver or refinance our debt under our credit arrangements. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our revolving credit facility could increase, which could adversely affect our operating results.
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
The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
A portion of our borrowing capacity and outstanding indebtedness bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of calendar 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated based on transactions in the market for short-term treasury securities.
Certain of our financing agreements include language to determine a replacement rate for LIBOR, if necessary. However, if LIBOR ceases to exist, we may need to renegotiate certain of our financing agreements extending beyond calendar 2021 that utilize LIBOR as a factor in determining the interest rate. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after calendar 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our Financial Condition.
Changes in accounting or tax standards, policies, or assumptions utilized in determining accounting estimates could adversely affect our financial statements, including our operating results and financial condition.
In preparing the Consolidated Financial Statements in conformity with U.S. generally accepted accounting

Table of Content
principles ("GAAP"), we must make decisions that impact our Results of Operations and/or Financial Condition. Such decisions include the selection of the appropriate accounting and/or tax principles to be applied and the assumptions on which to base accounting and tax estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, all as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared. In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board, Public Company Accounting Oversight Board, and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards or tax positions that govern the preparation of our Consolidated Financial Statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards or tax positions should be applied. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our annual and quarterly reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our Consolidated Financial Statements. Future changes to accounting or tax standards could modify the accounting or tax policies and procedures that are currently utilized in the preparation of our Consolidated Financial Statements. Such changes may be difficult to predict and implement and could materially, or otherwise, impact how we prepare and report our Consolidated Financial Statements, Results of Operations, and Financial Condition. For additional information regarding our accounting policies, accounting pronouncements adopted, and accounting pronouncements not yet adopted, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the section entitled "Critical Accounting Policies and Estimates" and Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Legal, Regulatory, and Compliance Risks
Our reliance upon patents, trademark laws, and contractual provisions to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products. In addition, our products may infringe the valid proprietary rights of others.
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
We also cannot be certain that our products or technologies have not infringed or will not infringe the valid proprietary rights of others. Any such infringement could cause third-parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.
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
Our company, business, properties, and products are subject to governmental policies and regulations, with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties. Governmental policies and regulations may also adversely affect the demand for some of our products and our operating results.
Our company, business, properties, and products are subject to numerous international, federal, state, and other governmental laws, rules, policies, and regulations relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment,

Table of Content
and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, our company and business is subject to numerous international, federal, state, municipal, and other governmental laws, rules, policies, regulations, and orders that may adversely affect our operating results, including, (i) to address COVID-19 or other health and safety requirements, (ii) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, including as a result of Public Law No. 115-97 ("Tax Act" or "U.S. Tax Reform"), which individually or in combination may cause our effective tax rate to increase or result in tax charges, (iii) healthcare laws or regulations, which may cause us to incur higher employee healthcare costs, or (iv) changes to U.S. or international trade policies or agreements, or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported in the U.S. from China, that could result in additional tariffs, duties or other charges on commodities, components, parts or accessories that we import and/or use in our products. Although we believe that we are in substantial compliance with currently applicable laws, rules, policies, regulations, and orders, we are unable to predict the ultimate impact of adopted or future laws, rules, policies, regulations, and orders on our company, business, properties, or products. Any of these laws, rules, policies, regulations, or orders may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of, or demand for, some of our products or manufacturing processes, and ultimately affect the way we conduct our operations. Failure to comply with any of these laws, rules, policies, regulations, or orders could result in harm to our reputation and/or could lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions until compliance is achieved. In addition, our competitors may adopt strategies with respect to compliance with any such laws, rules, policies or regulations that differ significantly from our strategies. This may have the effect of changing customer preferences and our markets in ways that we did not anticipate which may adversely affect market demand for our products and, ultimately, our net sales and financial results. Other laws or regulations impacting our supply chain, such as the United Kingdom Modern Slavery Act, or data privacy requirements, such as the General Data Protection Regulation, may have similar consequences.
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
Uncertainty exists regarding the future relationship between the U.S. and other countries with respect to trade regulation, quotas, duties, agreements, policies, and tariffs. The current U.S. administration has called for support for implementing and, in some instances, has proposed or taken action with respect to major changes to certain trade agreements or policies. Furthermore, the U.S. or other countries that are parties to various trade agreements may not approve or ratify any new or revised trade agreements. Implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries could adversely and materially affect our business, operating results, and financial condition.
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

Table of Content
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

Table of Content
ITEM 2. PROPERTIES
As of October 31, 2020, we utilized manufacturing, distribution, warehouse, engineering, and office facilities totaling approximately 9.0 million square feet of space worldwide, compared to 8.3 million square feet of space worldwide as of October 31, 2019. The increase in utilized square feet of space from October 31, 2019 to October 31, 2020 is primarily due to our acquisition of Venture Products, as well as expansions and additions to certain of our existing facilities. For additional information regarding our acquisition of Venture Products, refer to Note 2, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Manufacturing plant utilization varies during the year depending on the production cycle. We consider each of our current facilities to be in good operating condition and we believe that we have sufficient manufacturing capacity for production in fiscal 2021, although efforts for the expansion and renovation of certain facilities for future operational growth are underway as of October 31, 2020. These expansion and renovation efforts include an ongoing project at our Iron Mountain, Michigan manufacturing facility.
Our significant facilities are listed below by location, ownership, and function as of October 31, 2020:

Location	Ownership	Facility Type/Use
Abilene, TX	Leased	Professional products manufacturing facility, service area, and office
Albany, GA	Owned	Professional products service area and office
Albis, France	Leased	Professional products service area and office
Althengstett, Germany	Owned	Professional products manufacturing and distribution facility and office
Ankeny, IA	Leased	Professional and Residential products distribution center
Banyo, Australia	Leased	Professional and Residential products distribution center, service area, and office
Baraboo, WI	Leased	Professional and Residential products distribution center
Barcelona, Spain	Leased	Professional products warehouse and office
Beatrice, NE	Owned/Leased	Professional products manufacturing and test facility and office
Beijing, China	Leased	Professional products manufacturing and distribution facility and office
Beverley, Australia	Owned	Professional products manufacturing and distribution facility, service area, and office
Bloomington, MN	Owned/Leased	Corporate headquarters, warehouse, and test facility
Boulder, CO	Leased	Professional office
Braeside, Australia	Leased	Professional and Residential products distribution facility, service area, and office
Branchburg, NJ	Owned	Distribution facility, service area, and office
Brooklyn Center, MN	Leased	Distribution facility, service area, and office
Capena, Italy	Leased	Professional and Residential products distribution center
Corpus Christi, TX	Owned	Professional products service area and office
El Cajon, CA	Owned/Leased	Professional products manufacturing and distribution facility, test site, and office
El Paso, TX	Owned/Leased	Residential component parts and Professional products manufacturing and distribution facility
Fiano Romano, Italy	Owned/Leased	Professional products manufacturing and distribution facility and office
Forest Park, GA	Leased	Professional products service area and office
Fresno, CA	Leased	Professional products warehouse
Grandville, MI	Leased	Professional products service area and office
Harlingen, TX	Leased	Professional products service area and office
Hertfordshire, United Kingdom	Owned	Professional and Residential products manufacturing, distribution, and test facility and office
Howell, MI	Owned	Professional products service area and office
Iron Mountain, MI	Owned/Leased	Professional products manufacturing and distribution facility and office
Juarez, Mexico	Leased	Professional and Residential products manufacturing facility and warehouse
Kalkaska, MI	Leased	Professional products service area and office
Lake Mills, WI	Owned	Professional products manufacturing and distribution facility and office
Leuven, Belgium	Leased	Professional office
Ludwigsburg, Germany	Leased	Professional office
Marne, MI	Owned	Professional products service area and office
Oevel, Belgium	Owned	Professional and Residential products distribution center, service area, and office
Orrville, OH	Owned	Professional products manufacturing and distribution facility and office
Perry, OK	Owned/Leased	Professional products manufacturing, distribution, and test facility and office
Petaluma, CA	Leased	Professional products manufacturing and distribution facility, service area, and office
Ploiesti, Romania	Owned	Professional products manufacturing, distribution, and test facility and office
Plymouth, WI	Owned	Professional and Residential parts distribution center
Pune, India	Leased	Corporate information technology service center

Table of Content

Location	Ownership	Facility Type/Use
Riverside, CA	Owned/Leased	Professional products manufacturing, distribution, and test facility and office
Ronkonkoma, NY	Owned	Distribution facility, service area, and office
Sanford, FL	Leased	Professional products manufacturing and distribution facility
Savannah, GA	Leased	Professional products service area and office
Shakopee, MN	Owned	Professional and Residential component parts manufacturing facility
St. Louis, MO	Leased	Distribution facility, service area, and office
Sterling, KY	Leased	Professional products manufacturing and distribution facility, service area, and office
Tomah, WI	Owned/Leased	Professional products manufacturing facility and distribution center
Ustron, Poland	Owned	Professional products manufacturing and distribution facility and office
Wangara, Australia	Leased	Professional and Residential products distribution center, service area, and office
Weatherford, TX	Owned	Professional products manufacturing and distribution facility and office
West Salem, OH	Owned	Professional products manufacturing and distribution facility and office
Wetherill, Australia	Leased	Professional and Residential products distribution center, service area, and office
Windom, MN	Owned/Leased	Residential and Professional products manufacturing facility and warehouses
Xiamen City, China	Leased	Professional and Residential products and component parts manufacturing and distribution facility and office
ITEM 3. LEGAL PROCEEDINGS
We are a party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up, and other costs and damages. We are also typically involved in commercial disputes, employment disputes, and patent litigation cases in the ordinary course of business. To prevent possible infringement of our patents by others, we periodically review competitors' products. To avoid potential liability with respect to others' patents, we review certain patents issued by the USPTO and foreign patent offices. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. We are currently involved in patent litigation cases, including cases by or against competitors, where we are asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process. For a description of our material legal proceedings, refer to Note 12, Commitments and Contingencies, and Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Content
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 11, 2020, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 56, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Jody M. Christy 52, Vice President, BOSS	Vice President, BOSS since December 2018. From June 2016 to November 2018, he served as General Manager, BOSS. At the time of the acquisition of BOSS in November 2014 to May 2016, he served as Director, Engineering for BOSS.
Amy E. Dahl 46, Vice President, Human Resources and General Counsel
Vice President, Human Resources and General Counsel since November 2020. From January 2020 through October 2020 she served as Vice President, Human Resources, Distributor Development and General Counsel. From December 2016 through December 2019, she served as Vice President, Human Resources and Distributor Development. From April 2015 through November 2016, she served as Vice President, Human Resources. From June 2013 through March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to May 2013, she served as Assistant General Counsel and Assistant Secretary.

Angie C. Drake 48, Vice President, Construction	Vice President, Construction since April 2020. From April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc.
Blake M. Grams 53, Vice President, Global Operations	Vice President, Global Operations since June 2013. From December 2008 to May 2013, he served as Vice President, Corporate Controller.
Bradley A. Hamilton 56, Group Vice President, Commercial, International, Ventrac and Irrigation Businesses	Group Vice President, Commercial, International, Ventrac, and Irrigation Businesses since March 2020. From October 2018 to February 2020 he served as Group Vice President, Commercial, International and Irrigation Businesses. From November 2017 to September 2018, he served as Group Vice President, Commercial and International Businesses. From October 2016 to October 2017, he served as Vice President, Commercial Business. From April 2015 to September 2016, he served as General Manager, Commercial Business.
Gregory S. Janey 42, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since November 2019. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses. From April 2015 to October 2017, he served as Director, Marketing International Business. From January 2013 through March 2015, he served as Director, Residential Mass Sales and National Accounts in our Residential Business.
Peter D. Moeller 43, Vice President, International	Vice President, International since November 2020. From November 2019 to October 2020, he served as Vice President, Sitework Systems Business. From November 2017 to October 2019, he served as General Manager, Sitework Systems Business. From April 2015 to October 2017, he served as Managing Director, Business Development and Strategic Planning.
Renee J. Peterson 59, Vice President, Treasurer and Chief Financial Officer	Vice President, Treasurer and Chief Financial Officer since July 2013.
Darren L. Redetzke 56, Vice President, Strategic Technologies	Vice President, Strategic Technologies since November 2020. From April 2015 to October 2020, he served as Vice President, International Business.
Richard W. Rodier 60, Group Vice President, Construction, Contractor and Residential Businesses	Group Vice President, Construction, Contractor and Residential Business since May 2020. From April 2019 to April 2020 he served as Group Vice President, Construction Businesses. From November 2017 to April 2019, he served as Vice President, Commercial Business. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.
Kurt D. Svendsen 54, Vice President, Strategy, Corporate and Channel Development	Vice President, Strategy, Corporate and Channel Development since November 2020. From June 2013 to October 2020 he served as Vice President, Information Services.

Table of Content
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." As of October 31, 2020 and 2019, we had 175,000,000 shares of common stock authorized, $1.00 par value. As of October 31, 2020 and 2019, we had 107,582,670 and 106,742,082 shares of common stock outstanding, respectively. In each quarter of fiscal 2020, our Board of Directors declared a common stock cash dividend of $0.25 per share, which was an 11.1 percent increase over our common stock cash dividend of $0.225 per share paid in each quarter of fiscal 2019. As announced on December 1, 2020, our Board of Directors increased our fiscal 2021 first quarter common stock cash dividend by 5.0 percent to $0.2625 per share from the quarterly common stock cash dividend of $0.25 paid in the first quarter of fiscal 2020. Future common stock cash dividends will depend upon our Financial Condition, Results of Operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2020 and 2019, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock authorized, $1.00 par value. No shares of preferred stock were outstanding as of October 31, 2020 and 2019.
Shareholders
As of December 11, 2020, we had 2,741 shareholders of record.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2020.

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 1, 2020 through September 4, 2020	—	$—	—	7,042,256
September 5, 2020 through October 2, 2020	—	—	—	7,042,256
October 3, 2020 through October 31, 2020	1,586	72.34	—	7,042,256
Total	1,586	$72.34	—
1    On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. In the fourth quarter of fiscal 2020, we curtailed share repurchases under this authorized stock repurchase program to focus on repaying outstanding indebtedness, as well as to enhance our liquidity position in response to COVID-19; and thus, no shares were repurchased. As of October 31, 2020, 7,042,256 shares remained available to repurchase under this authorized stock repurchase program.
2    Includes 1,586 shares of the company's common stock purchased in open-market transactions at an average price of $72.34 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in deferred compensation plans. These 1,586 shares were not repurchased under the company's repurchase programs described in footnote 1 above.

Table of Content
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
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, and an industry peer group for the five-year period from October 31, 2015 through October 31, 2020:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, and Peer Group

300
250
200
150
100
50
0
10/31/15
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
The Toro Company
S&P 500
Peer Group

*$100 invested on 10/31/15 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2015	2016	2017	2018	2019	2020
The Toro Company	$100.00	$129.05	$171.31	$155.54	$215.90	$233.04
S&P 500	100.00	104.51	129.21	138.70	158.57	173.97
Peer Group	$100.00	$117.23	$171.29	$157.55	$194.09	$224.15
The industry peer group is based on companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and currently includes: AGCO Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology Plc, ITT Inc., Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Parker-Hannifin Corporation, Pentair Plc, Snap-On Inc., Teleflex Inc., Terex Corporation, and The Timken Company. Briggs & Stratton Corporation was previously included in the peer group but has been eliminated from the peer group due to its July 20, 2020 filing of voluntary petition for relief under chapter 11 of title 11 of the U.S. Code ("Bankruptcy Code") in the U.S. Bankruptcy Court for Eastern District of Missouri and its subsequent stock and asset sale pursuant to Section 363 of the Bankruptcy Code to Bucephalus Buyer, LLC, an affiliate of KPS Capital Partners.

Table of Content
ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected financial data for each of the fiscal years in the five-year period ended October 31, 2020. The table should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K and the respective Annual Reports on Form 10-K for all preceding fiscal years presented herein.

(Dollars in thousands, except per share data) Fiscal Years Ended October 31	2020[1,2,3,4]	2019[4]	2018[5]	2017	2016
Consolidated Statements of Earnings data:
Net sales	$3,378,810	$3,138,084	$2,618,650	$2,505,176	$2,392,175
Net earnings	329,701	273,983	271,939	267,717	230,994
Basic net earnings per share of common stock	3.06	2.57	2.56	2.47	2.10
Diluted net earnings per share of common stock	$3.03	$2.53	$2.50	$2.41	$2.06
Consolidated Balance Sheets data:
Total assets[3]	$2,853,228	$2,330,547	$1,570,984	$1,493,787	$1,384,572
Long-term debt, including current portion	$791,123	$700,813	$312,549	$331,887	$350,961
Consolidated Statements of Cash Flows data:
Cash dividends per share of TTC common stock	$1.00	$0.90	$0.80	$0.70	$0.60
1    Our Consolidated Statement of Earnings for fiscal 2020 includes incremental results from the acquisition of Venture Products from March 2, 2020, the date of acquisition, including charges incurred for acquisition-related purchase accounting adjustments and transaction and integration costs. Additionally, our Consolidated Balance Sheet as of October 31, 2020 includes the incremental assets acquired and liabilities assumed in connection with such acquisition. Refer to the sections entitled "Acquisition of Venture Products," "Results of Operations," and "Business Segments" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our acquisition of Venture Products and its impact to our business and fiscal 2020 Results of Operations and Consolidated Financial Statements.
2    Our Consolidated Statements of Earnings were adversely impacted by COVID-19 during fiscal 2020. Refer to the sections entitled "Impact of COVID-19," "Results of Operations," and "Business Segments" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for additional information regarding COVID-19 and its impact on our business and Results of Operations.
3    Our Consolidated Balance Sheet as of October 31, 2020 was impacted by our adoption of Accounting Standards Codification ("ASC") 842, Leases, on November 1, 2019. Upon adoption of ASC 842, we recorded $78.1 million of right-of-use assets and $77.1 million of corresponding lease liabilities within the Consolidated Balance Sheet as of November 1, 2019. The adoption of the standard did not have a material impact on our Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. As permitted under the amended guidance, prior period amounts were not restated, but are and will continue to be reported under the legacy accounting guidance that was in effect for the respective prior periods. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, included within Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our adoption of ASC 842.
4    Our Consolidated Statements of Earnings for fiscal 2020 and 2019 include incremental results from the acquisition of CMW from April 1, 2019, the date of acquisition, including charges incurred for acquisition-related purchase accounting adjustments and transaction and integration costs. Additionally, our Consolidated Balance Sheets as of October 31, 2019 and 2020 include the incremental assets acquired and liabilities assumed in connection with such acquisition. Refer to the sections entitled "Acquisition of CMW," "Results of Operations," and "Business Segments" included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our acquisition of CMW and its impact to our business and fiscal 2020 and fiscal 2019 Results of Operations and Consolidated Financial Statements.
5    Net earnings and basic and diluted net earnings per share were significantly impacted by the enactment of the Tax Act during fiscal 2018. Refer to our Annual Report on Form 10-K for the fiscal year ended October 31, 2018, for additional information regarding U.S. Tax Reform and its impact to our fiscal 2018 Results of Operations.

Table of Content
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of management on our Financial Condition, Results of Operations, Liquidity, and certain other factors that may affect our future results. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the fiscal years ended October 31, 2020 and October 31, 2019. Discussion of fiscal 2018 items and the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the fiscal years ended October 31, 2019 and October 31, 2018 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2019. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
Our MD&A is presented as follows:
•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
Non-GAAP Financial Measures
Throughout this MD&A, we have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions.
We believe that these non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Further, these non-GAAP financial measures may differ from similar measures used by other companies.
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; ag-irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. Such Other activities consist of earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses.
Business Combinations
Acquisition of Venture Products
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, a privately held Ohio corporation. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. We also acquired from an affiliate of Venture Products the real estate used by Venture Products. The total acquisition consideration was $163.2 million, of which $25.0 million is expected to be paid by the end of fiscal 2021 to the former Venture Products shareholders, subject to any indemnification claims. We funded the acquisition

Table of Content
consideration with borrowings under our revolving credit facility. For additional information regarding the Venture Products acquisition and our revolving credit facility utilized to fund the aggregate consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Subsequent to the Venture Products closing date, results of operations for Venture Products have been included within our Professional reportable segment within our Consolidated Financial Statements. During the fiscal year ended October 31, 2020, Venture Products results of operations had an incremental impact on our Professional segment net sales of $58.3 million. Venture Product's results of operations had an immaterial impact on Professional segment earnings for the fiscal year ended October 31, 2020.
Acquisition of CMW
On April 1, 2019, during the second quarter of fiscal 2019, we completed our acquisition of CMW, a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. The total acquisition consideration was $685.0 million, which we funded by using a combination of cash proceeds from the issuance of borrowings under our unsecured senior term loan credit agreement and borrowings from our revolving credit facility. For additional information regarding the CMW acquisition and financing agreements utilized to fund the aggregate merger consideration, refer to Note 2, Business Combinations, and Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Subsequent to the CMW closing date, results of operations for CMW are included within our Professional reportable segment within our Consolidated Financial Statements. For the fiscal year ended October 31, 2020, CMW's results of operations had an incremental impact on our Professional segment net sales and segment earnings of $291.8 million and $19.4 million, respectively.
Impact of COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 continues to spread throughout the U.S. and the rest of the world and has negatively impacted portions of the global economy, disrupted global supply chains, and created volatility in financial markets. COVID-19 caused government authorities around the world to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments, travel restrictions, prohibitions on group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The adverse global economic impact of this pandemic has had a material impact on parts of our business, as well as our customers and suppliers, and caused many challenges for our business and manufacturing operations during fiscal 2020, some of which we expect to continue in fiscal 2021. As of October 31, 2020, many jurisdictions around the world had eased restrictions, as compared to the initial onset of the COVID-19 outbreak, in an effort to reopen their economies and global economic activity had begun to stabilize and gradually recover. However, subsequent to October 31, 2020, several jurisdictions around the world have begun to again implement and increase restrictions in an effort to curb the spread of the virus amid rising case numbers worldwide. The ultimate longevity of these restrictions, the future of these restrictions, and the ultimate impact on our business, operations, and Results of Operations, Financial Position, and Cash Flows is unknown at this time.
Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, instituting work from home arrangements for those employees that do not need to be physically present at our facilities and sites to perform their job responsibilities, suspending non-essential travel, extensively and frequently disinfecting our facilities and workspaces, suspending non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who must be physically present at our facilities and sites to perform their job responsibilities and where face coverings are required by government mandates. We expect to continue such safety measures until we determine that COVID-19 is adequately contained for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities. For fiscal 2020, we also adopted a special COVID-19 employee leave policy that provided for two weeks of pay for employees who contracted the virus, were involuntarily quarantined because of the virus, or were

Table of Content
without work due to changes in our production schedules as a result of the virus.
In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential infrastructure globally, agricultural food production, and the enablement of safe areas for outdoor spaces. Government mandated shutdowns or curtailments generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. Our operations have been and continue to be considered essential under applicable government mandated orders relating to COVID-19 allowing us to continue our global manufacturing and business operations since the beginning of the pandemic during fiscal 2020 and through the date of the filing of this Annual Report on Form 10-K. While we continued manufacturing our products and our facilities have remained largely operational during fiscal 2020, we experienced intermittent partial or full factory closures during timeframes that have historically been considered peak production periods for our manufacturing operations and such intermittent partial or full factory closures deviated from the historical timeframes in which our typical planned periodic production shutdowns have historically occurred. As a result, we experienced various degrees of manufacturing inefficiencies and disruptions above and beyond the historical levels of manufacturing inefficiencies and disruptions experienced. The intermittent partial or full factory closures were largely driven by reduced demand for products in certain of our Professional segment businesses, the reconfiguration of our manufacturing processes in order to implement and adhere to social distancing protocols and other safety measures, and government mandated business curtailment measures. Such manufacturing inefficiencies and intermittent partial or full facility closures adversely impacted our gross margins during fiscal 2020 and may continue to adversely impact our gross margins going forward. Additionally, as of the date of the filing of this Annual Report on Form 10-K, we have not experienced any significant impacts to our global manufacturing operations due to disruptions in our global supply chain as a result of COVID-19. Although we regularly monitor the adequacy of supply and financial health of the companies in our supply chain, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, the loss of supplier workforce due to the spread of COVID-19 and the related contact tracing quarantine or otherwise, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, could cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions. We currently expect our global manufacturing facilities to remain operational through fiscal 2021; however, such expectation is dependent upon future events and circumstances related to COVID-19, including, but not limited to, future government mandates and restrictions, demand for our products, supply chain stability, and our ability to adequately staff our manufacturing and/or other business processes due to the spread of COVID-19 and the related contact tracing and quarantine.
During fiscal 2020, while we benefited from incremental net sales from our CMW and Venture Products acquisitions, we experienced softer demand from channel partners in certain of our Professional segment businesses. Most notably, our golf and grounds; rental, specialty, and underground construction; and landscape contractor businesses were affected by COVID-19. Reduced demand for our golf and grounds products continued as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases. Our rental, specialty, and underground construction business experienced reduced demand as a result of curtailed investments by end-customers in the oil and gas and construction industries. Our landscape contractor business experienced reduced channel demand throughout the first and second quarters of fiscal 2020 primarily due to channel partners aligning field inventory levels with anticipated reduced retail demand from end-customers. However, through the third and fourth quarters of fiscal 2020, we experienced stronger than anticipated retail demand for our landscape contractor zero-turn riding mowers, resulting in decreased field inventory levels as of October 31, 2020 as compared to October 31, 2019. We currently expect the reduced demand in certain of our Professional segment businesses to continue throughout fiscal 2021, particularly if the global economy destabilizes or worsens. Contrary to the adverse impact experienced in certain of our Professional segment businesses as a result of COVID-19, our Residential segment experienced strong retail demand during fiscal 2020 for zero-turn riding mowers and walk power mowers, which we believe was partially due to our new and enhanced walk power mower and zero-turn riding mower product offerings coupled with the impacts of COVID-19 as end-customers were subject to government mandated "shelter-in-place" and "stay-at-home" orders, among other reasons, and experienced favorable weather conditions for property enhancement and maintenance activities in key regions of the globe. While the strong retail demand experienced in our Residential segment is a positive event in light of COVID-19, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales adversely impacted our gross margins for fiscal 2020 and we expect it will continue to adversely impact our gross margins in fiscal 2021.
In an effort to minimize the anticipated adverse impacts of COVID-19 on our fiscal 2020 Results of Operations, Financial Position, and Cash Flows as a result of lower

Table of Content
demand we experienced in certain of our Professional segment businesses, we took certain meaningful cost reduction measures across our organization to align our costs with the lower sales volumes experienced in fiscal 2020. These cost reduction measures included adjusting production levels to align with anticipated sales volumes; enacting tiered salary reductions and suspending merit-based salary increases and discretionary retirement fund contributions for the remainder of fiscal 2020; reducing discretionary spending; limiting hiring of new employees; and delaying, reducing, or eliminating purchased services. We currently expect to continue certain of these cost reduction measures for portions or all of fiscal 2021, including adjusting production levels to align with anticipated sales volumes and continuing to prudently manage our expenses. Additionally, during fiscal 2020, we proactively managed our working capital through various measures, including, but not limited to, refinancing outstanding borrowings under our revolving credit facility with the net proceeds from a new three-year term loan for $190.0 million, which also added incremental liquidity; reducing capital expenditures; continuing the curtailment of share repurchases under our Board authorized repurchase plan; adjusting production levels to manage finished goods inventory levels to align with anticipated sales volumes; aligning commodity, component, and parts inventory purchases with production levels; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. Although we implemented these working capital management measures, we continued to pay our quarterly cash dividend to shareholders during fiscal 2020 and we expect to continue paying our quarterly cash dividend to shareholders in fiscal 2021, as evidenced by our December 1, 2020 declaration of our fiscal 2021 first quarter cash dividend. As a result of our cost reduction and working capital management measures, our balance sheet and liquidity profile remained strong with available liquidity of $1,077.4 million as of October 31, 2020.
Significant uncertainty still exists concerning the impact and duration of COVID-19. We intend to continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations in an attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan and implement cost reduction measures and such developments could occur rapidly. If the adverse impacts from COVID-19 continue for an extended period of time or worsen, our business and related Results of Operations, Financial Position, or Cash Flows could continue to be adversely impacted. Sustained adverse impacts to our business and certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows. For additional information regarding risks associated with COVID-19, refer to Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
Vision 2020
Our previous three-year employee initiative, "Vision 2020," which began with our 2018 fiscal year, focused on driving profitable growth with an emphasis on innovation and serving our customers. Through the first two fiscal years of our Vision 2020 initiative, we set specific financial goals, which included organic revenue and operating earnings growth. After our transformational acquisition of CMW and before the COVID-19 outbreak, we changed the focus of our third and final fiscal year of our Vision 2020 initiative to a revised enterprise-wide performance goal of achieving non-GAAP operating earnings of $485.0 million. As a result of COVID-19 and its global impact that adversely affected our fiscal 2020 Results of Operations, we did not meet this enterprise-wide performance goal for fiscal 2020 with non-GAAP operating earnings of $433.4 million; however, we believe our Vision 2020 employee initiative generated further momentum for the organization through our emphasis on innovation and serving our customers.
New One-Year Employee Initiative
Significant uncertainty still exists concerning the duration of COVID-19 and its impact on the global economy, supply chains, and financial markets. However, we recognize the need for employee initiatives that are aligned with defined enterprise financial goals. As a result, we have implemented a new one-year employee initiative, "Power Forward," which is intended to help us drive revenue and operating earnings growth and will focus on enterprise-wide performance goals of net sales of $3.7 billion and non-GAAP operating earnings of $485.0 million for fiscal 2021.
RESULTS OF OPERATIONS
Summary of Fiscal 2020 Results
Our fiscal 2020 results included the following items of significance:
•Worldwide consolidated net sales for fiscal 2020 were $3,378.8 million, an increase of 7.7 percent compared to $3,138.1 million in fiscal 2019.
•Professional segment net sales for fiscal 2020 were $2,523.5 million, an increase of 3.3 percent compared to $2,443.4 million in fiscal 2019.
•Residential segment net sales for fiscal 2020 were $820.7 million, an increase of 24.1 percent compared to $661.3 million in fiscal 2019.
•Gross margin was 35.2 percent in fiscal 2020 compared to 33.4 percent in fiscal 2019, an increase of 180 basis points.

Table of Content
•Non-GAAP gross margin was 35.4 percent in fiscal 2020 compared to 35.1 percent in fiscal 2019, an increase of 30 basis points.
•SG&A expense as a percentage of net sales in fiscal 2020 was 22.6 percent compared to 23.0 percent in fiscal 2019, an improvement of 40 basis points.
•Net earnings for fiscal 2020 were $329.7 million, or $3.03 per diluted share, compared to $274.0 million, or $2.53 per diluted share, in fiscal 2019.
•Non-GAAP net earnings for fiscal 2020 were $327.7 million, or $3.02 per diluted share, compared to $324.3 million, or $3.00 per diluted share, in fiscal 2019.
•We continued our history of paying quarterly cash dividends in fiscal 2020. We increased our fiscal 2020 quarterly cash dividend by 11.1 percent to $0.25 per share compared to our fiscal 2019 quarterly cash dividend of $0.225 per share.
•Field inventory levels were lower as of the end of fiscal 2020 compared to the end of fiscal 2019, primarily as a result of reduced Professional segment field inventory in our landscape contractor business as channel partners experienced stronger than anticipated retail demand throughout the turf management season and into the fall, as well as decreased field inventory in our golf and grounds business as our channel partners aligned field inventory levels with softer than anticipated retail demand for our products in fiscal 2020 as a result of the adverse impact of COVID-19 on golf courses and municipalities.
Please refer to the remaining portions of this "Results of Operations" section, as well as the sections entitled "Business Segments" and "Financial Position" within this MD&A, for more specific disclosures regarding the above items of significance and additional details concerning our Financial Condition, Results of Operations, and Liquidity for fiscal 2020. Additionally, refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures.
Overview
The following table summarizes our Results of Operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	(64.8)	(66.6)	(64.1)
Gross margin	35.2	33.4	35.9
SG&A expense	(22.6)	(23.0)	(21.7)
Operating earnings	12.6	10.4	14.2
Interest expense	(1.0)	(0.9)	(0.7)
Other income, net	0.4	0.8	0.7
Earnings before income taxes	12.0	10.3	14.2
Provision for income taxes	(2.2)	(1.6)	(3.8)
Net earnings	9.8%	8.7%	10.4%
Net Sales
Worldwide consolidated net sales in fiscal 2020 were $3,378.8 million compared to $3,138.1 million in fiscal 2019, an increase of 7.7 percent. This net sales increase was primarily driven by the following factors:
•incremental net sales in our Professional segment as a result of our acquisitions of CMW and Venture Products;
•incremental shipments of our Residential segment zero-turn riding mowers and walk power mowers primarily as a result of our expanded mass retail channel; and
•strong retail demand for our Residential segment zero-turn riding mowers and walk power mowers primarily due to a combination of new and enhanced products, favorable weather in key regions, and customer focus on the care of their homes due to COVID-19.
Somewhat offsetting these increases were the following items:
•fewer shipments of our golf and grounds equipment as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe primarily as a result of COVID-19 resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases;
•fewer shipments of our landscape contractor zero-turn riding mowers during the first and second quarters of fiscal 2020 as our channel partners aligned field inventory levels with anticipated reduced retail demand from end-customers at the onset of the COVID-19 outbreak; and
•reduced sales volumes for our rental, specialty, and underground construction equipment products as a result of curtailed investments by end-customers in the oil and gas and construction industries primarily as a result of COVID-19.
Net sales in international markets were $678.1 million for fiscal 2020 compared to $724.9 million in fiscal 2019, a decrease of 6.5 percent. Changes in foreign currency exchange rates resulted in a decrease in our net sales of $6.4 million in fiscal 2020. This decrease in international net sales was primarily due to the unfavorable impacts of COVID-19 resulting in decreased shipments of golf and grounds and irrigation equipment, partially offset by incremental sales as a result of our acquisitions of CMW and Venture Products.
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a description of expenses included in cost of sales. Gross profit for fiscal 2020 was $1,189.8 million, up 13.5 percent compared to gross profit of $1,048.0 million in fiscal 2019.

Table of Content
Gross margin was 35.2 percent in fiscal 2020 compared to 33.4 percent in fiscal 2019, an increase of 180 basis points. This increase in gross margin was primarily driven by the following factors:
•the favorable impact of strategic productivity and synergy initiatives,
•decreased charges related to purchase accounting adjustments for the fiscal 2020 acquisition of Venture Products as compared to the fiscal 2019 acquisition of CMW, and
•favorable net price realization within our Professional segment.
Partially offsetting those favorable gross margin factors were the following:
•unfavorable product mix primarily due to higher sales of our Residential segment products as a percentage of total consolidated net sales and
•manufacturing inefficiencies as a result of the COVID-19-related reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, adjusting production levels within our manufacturing facilities to align with anticipated sales volumes, and COVID-19-related facilities closures.
Non-GAAP gross profit was $1,194.6 million, up 8.5 percent compared to non-GAAP gross profit of $1,101.2 million in fiscal 2019. Non-GAAP gross margin was 35.4 percent in fiscal 2020 compared to 35.1 percent in fiscal 2019, an increase of 30 basis points. This non-GAAP gross margin increase was mainly driven by:
•the favorable impact of strategic productivity and synergy initiatives and
•favorable net price realization within our Professional segment.
Partially offsetting those favorable non-GAAP gross margin factors were the following:
•unfavorable product mix primarily due to higher sales of our Residential segment products as a percentage of total consolidated net sales and
•manufacturing inefficiencies as a result of the COVID-19-related reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities, adjusting production levels within our manufacturing facilities to align with anticipated sales volumes, and COVID-19-related facilities closures.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments in both acquisitions and the amortization of the backlog intangible asset resulting from purchase accounting adjustments for the CMW acquisition. Non-GAAP gross profit and non-GAAP gross margin also exclude the impact of management actions, including charges incurred for inventory write-downs, inventory retail support activities, and accelerated depreciation of fixed assets related to the Toro underground wind down and restructuring charges incurred for our fiscal 2019 corporate restructuring event. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General and Administrative Expense
SG&A expense increased $40.5 million, or 5.6 percent, in fiscal 2020 compared to fiscal 2019. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for a description of expenses included in SG&A expense. The SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2020 was 22.6 percent compared to 23.0 percent in fiscal 2019, an improvement of 40 basis points. This SG&A expense rate improvement was primarily driven by:
•reduced administrative costs as a result of proactive measures taken to mitigate the adverse impacts of COVID-19, including tiered salary reductions and the suspension of discretionary retirement fund contributions and employee merit-based salary increases during fiscal 2020,
•lower integration and transaction costs incurred for our acquisition of Venture Products in fiscal 2020 as compared to our acquisition of CMW in fiscal 2019, and
•reduced restructuring costs due to our fiscal 2019 corporate restructuring event.
These favorable SG&A expense rate factors were partially offset by:
•incremental warranty and engineering costs as a result of our acquisitions of CMW and Venture Products,
•higher warranty costs in certain of our Professional segment businesses, and
•a discretionary employee recognition bonus.
Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2020 increased $4.3 million compared to fiscal 2019. This increase was due to higher average outstanding borrowings under our debt arrangements as a result of our acquisitions of CMW and Venture Products, partially offset by the reduction in LIBOR as a result of the impact of COVID-19 on the global capital markets.

Table of Content
Other Income, Net
Other income, net consists mainly of our proportionate share of income or losses from our Red Iron joint venture, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income. Refer to Note 17, Other Income, Net, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding the components of other income, net.
Other income, net for fiscal 2020 was $13.9 million compared to $25.9 million in fiscal 2019, a decrease of $12.1 million. The decrease in other income, net was primarily due to the following factors:
•a realized gain on actuarial valuation changes for our pension and post-retirement plans recognized in fiscal 2019 that did not reoccur in fiscal 2020 and a settlement charge incurred for the termination of our U.S. defined benefit pension plan during fiscal 2020;
•lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume; and
•lower interest income on marketable securities.
These decreases were partially offset by legal charges recognized in fiscal 2019 that did not reoccur in fiscal 2020.
Provision for Income Taxes
The effective tax rate for fiscal 2020 was 19.0 percent compared to 14.9 percent in fiscal 2019. The increase in the effective tax rate for fiscal 2020 was driven by the following factors:
•fewer favorable discrete items, including tax benefits recorded as excess tax deductions for stock-based compensation,
•lower foreign-derived intangible income tax benefits in fiscal 2020 as compared to fiscal 2019, and
•increased earnings in less favorable tax jurisdictions.
The non-GAAP effective tax rate for fiscal 2020 was 20.9 percent, compared to a non-GAAP effective tax rate of 19.3 percent in fiscal 2019. The increase in the non-GAAP effective tax rate or fiscal 2020 was primarily driven by the following factors:
•lower foreign-derived intangible income tax benefits in fiscal 2020 as compared to fiscal 2019 and
•increased earnings in less favorable tax jurisdictions.
The non-GAAP effective tax rate excludes the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including charges incurred related to certain purchase accounting adjustments and integration and transaction costs; the impact of management actions, including the charges related to the Toro underground wind down, our fiscal 2019 corporate restructuring event, and the divestiture of a used underground construction equipment business; the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation; and one-time charges incurred under the Tax Cuts and Jobs Act. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Net Earnings and Net Earnings per Diluted Share
Fiscal 2020 net earnings were $329.7 million compared to $274.0 million in fiscal 2019, an increase of 20.3 percent. Fiscal 2020 diluted net earnings per share were $3.03, an increase of 19.8 percent from $2.53 per diluted share in fiscal 2019. The net earnings increase for fiscal 2020 was primarily driven by the following factors:
•the favorable impact of strategic productivity and synergy initiatives,
•decreased purchase accounting charges and integration and transaction costs for our fiscal 2020 acquisition of Venture Products as compared to our fiscal 2019 acquisition of CMW,
•favorable net price realization within our Professional segment, and
•reduced administrative costs as a result of proactive measures taken the mitigate the adverse impacts of COVID-19.
The net earnings increase was partially offset by the following factors:
•unfavorable product mix primarily due to higher sales of our Residential segment products as a percentage of total consolidated net sales;
•manufacturing inefficiencies as a result of COVID-19;
•lower other income, net, primarily as a result of the gain recognized on actuarial valuation changes for our pension and post-retirement plans recognized in fiscal 2019 that did not reoccur in fiscal 2020 and a settlement charge incurred for the termination of our U.S. defined benefit pension plan during fiscal 2020, as well as lower Red Iron income; and
•a higher effective tax rate for fiscal 2020 as compared to fiscal 2019 primarily due to fewer favorable discrete items, including tax benefits recorded as excess tax deductions for stock-based compensation, lower foreign-derived intangible income tax benefits in fiscal 2020 as compared to fiscal 2019, and increased earnings in less favorable tax jurisdictions in fiscal 2020 as compared to fiscal 2019.
Non-GAAP net earnings for fiscal 2020 were $327.7 million, or $3.02 per diluted share, compared to $324.3 million, or $3.00 per diluted share, in fiscal 2019, an increase of 0.7 percent per diluted share. The non-GAAP net earnings increase for fiscal 2020 was primarily driven by:
•the favorable impact of strategic productivity and synergy initiatives;

Table of Content
•favorable net price realization within our Professional segment; and
•reduced administrative costs as a result of proactive measures taken the mitigate the adverse impacts of COVID-19.
These increases to non-GAAP net earnings were partially offset by the following factors:
•unfavorable product mix primarily due to higher sales of our Residential segment products as a percentage of total consolidated net sales;
•manufacturing inefficiencies as a result of COVID-19;
•lower other income, net, primarily as a result of the gain recognized on actuarial valuation changes for our pension and post-retirement plans recognized in fiscal 2019 that did not reoccur in fiscal 2020 and a settlement charge incurred for the termination of our U.S. defined benefit pension plan during fiscal 2020, as well as lower Red Iron income; and
•a higher effective tax rate for fiscal 2020 as compared to fiscal 2019, primarily due to lower foreign-derived intangible income tax benefits and increased earnings in less favorable tax jurisdictions in fiscal 2020 as compared to fiscal 2019.
Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the impact of acquisition-related costs related to our acquisitions of Venture Products and CMW, including charges incurred related to certain purchase accounting adjustments and integration and transaction costs; the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down, our fiscal 2019 corporate restructuring event, and the divestiture of a used underground construction equipment business; the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation; and one-time charges incurred under the Tax Cuts and Jobs Act. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Commodity Cost Changes
Commodities, components, parts, and accessories purchased for use in our manufacturing process and end-products or to be sold as stand-alone end-products are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, as a result of inflation, tariffs, duties, foreign currency fluctuations, the inability of suppliers to absorb incremental costs resulting from COVID-19 related inefficiencies, continue operations or otherwise remain in business as a result of COVID-19 financial difficulties, or otherwise, changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including current petitions regarding certain engines imported into the U.S. from China. During fiscal 2020, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was lower compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2019. The decrease in the average cost of commodities, components, parts, and accessories had a slightly favorable impact on our gross margins during fiscal 2020 as compared to fiscal 2019.
In any given year, we strategically work to mitigate any potential unfavorable impact as a result of changes in the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would continue to mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. We anticipate the costs associated with commodity, components, parts, and accessories in fiscal 2021 to be higher than the average cost of commodities, components, parts, and accessories purchased during fiscal 2020, primarily as a result of general inflationary and other COVID-19-related pressures. To the extent that commodity, component, parts, or accessories costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, component, parts, and accessories costs. Further information regarding commodity cost risk is presented in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk."
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements included within Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. Operating loss for our Other activities includes earnings (loss) from our wholly-owned domestic distribution companies, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on the net sales and operating results of our reportable business segments' and Other activities.

Table of Content
Professional Segment
Professional segment net sales represented 74.7 percent of consolidated net sales for fiscal 2020, 77.9 percent for fiscal 2019, and 74.4 percent for fiscal 2018. The following table presents our Professional segment's net sales, segment earnings, and segment earnings as a percentage of segment net sales (dollars in millions):

Fiscal Years Ended October 31	2020	2019	2018
Net sales	$2,523.5	$2,443.4	$1,947.0
Percentage change from prior year	3.3%	25.5%	7.5%
Segment earnings	$426.6	$380.9	$399.8
Segment earnings as a percentage of segment net sales	16.9%	15.6%	20.5%
Professional Segment Net Sales
Worldwide net sales for our Professional segment in fiscal 2020 increased 3.3 percent compared to fiscal 2019. This increase was primarily driven by incremental sales as a result of our acquisitions of CMW and Venture Products. Somewhat offsetting the increase were the following items:
•fewer shipments of our golf and grounds equipment primarily as a result of the curtailment and closure of certain business activities for golf courses and municipalities across the globe as a result of COVID-19, resulting in lower overall revenues and budget constraints and a preference for repairs and deferrals over new equipment purchases;
•fewer shipments of our landscape contractor zero-turn riding mowers during the first and second quarters of fiscal 2020 as our channel partners aligned field inventory levels with anticipated reduced retail demand from end-customers at the onset of the COVID-19 outbreak; and
•reduced sales volumes for our rental, specialty and underground construction equipment products as a result of curtailed investments by end-customers in the oil and gas and construction industries primarily as a result of COVID-19.
Professional Segment Earnings
Professional segment earnings increased 12.0 percent in fiscal 2020 compared to fiscal 2019, and when expressed as a percentage of Professional segment net sales, increased to 16.9 percent from 15.6 percent. The following factors positively impacted Professional segment earnings as a percentage of Professional segment net sales for fiscal 2020:
•decreased purchase accounting charges for our fiscal 2020 acquisition of Venture Products as compared to our fiscal 2019 acquisition of CMW;
•favorable net price realization; and
•the favorable impact of strategic productivity and synergy initiatives.
Somewhat offsetting these positive factors were the following items:
•incremental administrative, engineering, and warranty costs as a result of our acquisitions of CMW and Venture Products;
•manufacturing inefficiencies primarily as a result of COVID-19; and
•higher warranty costs in certain of our other Professional segment businesses.
Residential Segment
Residential segment net sales represented 24.3 percent of consolidated net sales for fiscal 2020, 21.1 percent for fiscal 2019, and 24.9 percent for fiscal 2018. The following table presents our Residential segment's net sales, segment earnings, and segment earnings as a percentage of segment net sales (dollars in millions):

Fiscal Years Ended October 31	2020	2019	2018
Net sales	$820.7	$661.3	$654.4
Percentage change from prior year	24.1%	1.0%	(2.8)%
Segment earnings	$113.7	$65.2	$64.8
Segment earnings as a percentage of segment net sales	13.8%	9.9%	9.9%
Residential Segment Net Sales
Worldwide net sales for our Residential segment in fiscal 2020 increased by 24.1 percent compared to fiscal 2019. This increase was primarily driven by the following factors:
•incremental shipments of our zero-turn riding mowers and walk power mowers as a result of our expanded mass retail channel and
•strong retail demand for our zero-turn riding mowers and walk power mowers primarily due to a combination of new and enhanced products, favorable weather in key regions, and customer focus on the care of their homes due to COVID-19.
The increase was partially offset by decreased shipments of snow thrower products.
Residential Segment Earnings
Residential segment earnings increased 74.5 percent in fiscal 2020 compared to fiscal 2019, and when expressed as a percentage of Residential segment net sales, increased to 13.8 percent from 9.9 percent. The following factors positively impacted Residential segment earnings as a percentage of Residential segment net sales for fiscal 2020:
•the favorable impact of strategic productivity and synergy initiatives and
•reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes.
Somewhat offsetting these positive factors were the following items:
•unfavorable product mix and
•manufacturing inefficiencies as a result of COVID-19.

Table of Content
Other Activities
Net sales for our Other activities, which includes sales from our wholly-owned domestic distribution companies less sales from our Professional and Residential business segments to the wholly-owned domestic distribution companies, represented 1.0 percent of consolidated net sales for fiscal 2020, 1.0 percent for fiscal 2019, and 0.7 percent for fiscal 2018. The following table presents net sales and operating loss for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2020	2019	2018
Net sales	$34.6	$33.4	$17.2
Percentage change from prior year	3.7%	93.5%	(14.8)%
Operating loss	$(133.2)	$(123.9)	$(92.2)
Other Net Sales
Net sales for our Other activities in fiscal 2020 increased $1.3 million compared to fiscal 2019, primarily as a result of COVID-19, which led to reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution companies as a result of reduced retail demand, partially offset by reduced sales of our Professional and Residential segment products by our wholly-owned distribution companies due to reduced retail demand.
Other Operating Loss
Operating loss for our Other activities increased $9.2 million in fiscal 2020 compared to fiscal 2019. This operating loss increase was primarily due to the following factors:
•a realized gain on actuarial valuation changes for our pension and post-retirement plans recognized in fiscal 2019 that did not reoccur in fiscal 2020 and a settlement charge incurred for the termination of our U.S. defined benefit pension plan during fiscal 2020;
•lower income from our Red Iron joint venture as a result of the amendments to certain agreements pertaining to the joint venture, the reduction in LIBOR, and lower sales volume; and
•higher interest expense incurred on higher average outstanding borrowings under our debt arrangements as a result of our acquisitions of CMW and Venture Products.

Partially offsetting these negative factors were the following items:
•decreased integration and transaction costs for our fiscal 2020 acquisition of Venture Products as compared to our fiscal 2019 acquisition of CMW and
•favorable healthcare costs.
FINANCIAL POSITION
Working Capital
Our working capital strategy going into fiscal 2020 continued to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period. As of the end of fiscal 2020, our average net working capital was 20.2 percent compared to 16.3 percent as of the end of fiscal 2019. This increase was mainly due to a higher levels of incremental average net inventory and average net accounts receivable than the corresponding increase to average net accounts payable as a percentage of net sales due to our acquisitions of CMW and Venture Products, as well as higher inventories in certain of our Professional segment businesses throughout our fiscal 2020 second and third quarters as compared to the same periods in fiscal 2019 as a result of decreased channel demand in certain of our Professional segment businesses due to COVID-19.
The following table highlights several key measures of our working capital performance (dollars in millions):

Fiscal Years Ended October 31	2020	2019
Average receivables, net	$296.5	$265.4
Average inventories, net	$705.1	$560.5
Average accounts payable	$319.5	$315.5
Average days outstanding for receivables	32.0	30.9
Average inventory turnover (times per fiscal year)	3.1	3.7
The following factors impacted our working capital during fiscal 2020:
•Average net receivables increased by 11.7 percent in fiscal 2020 compared to fiscal 2019, primarily due to incremental receivables related to our acquisitions of CMW and Venture Products and higher sales within the expanded mass retail channel of our Residential segment. Our average days outstanding for receivables increased to 32.0 days in fiscal 2020 compared to 30.9 days in fiscal 2019.
•Average net inventories increased by 25.8 percent in fiscal 2020 compared to fiscal 2019, primarily due to incremental inventories as a result of our acquisitions of CMW and Venture Products, as well as higher inventories in certain of our Professional segment businesses throughout our fiscal 2020 second and third quarters as compared to the same periods in fiscal 2019 as a result of decreased channel demand in certain of our Professional segment businesses due to COVID-19.
•Average accounts payable increased by 1.3 percent in fiscal 2020 compared to fiscal 2019, mainly due to incremental payables as a result of our acquisitions of CMW and Venture Products.

Table of Content
Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past three fiscal years are shown in the following table (in millions):

	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2020	2019	2018
Operating activities	$539.4	$337.4	$364.8
Investing activities	(216.1)	(772.9)	(127.9)
Financing activities	2.4	299.5	(252.1)
Effect of exchange rates on cash	2.4	(1.3)	(5.9)
Net increase/(decrease) in cash and cash equivalents	328.1	(137.3)	(21.1)
Cash and cash equivalents as of fiscal year end	$479.9	$151.8	$289.1
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2020, cash provided by operating activities increased by $202.0 million, or 59.9 percent, from fiscal 2019. This increase was primarily due to less cash utilized for inventory purchases as a result of higher than anticipated demand for our products, which exceeded our procurement of commodities, components, parts, and accessories during the fourth quarter of fiscal 2020, as well as higher net earnings.
Cash Flows from Investing Activities
Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2020 decreased by $556.9 million from fiscal 2019 primarily due to less cash utilized for the acquisition of Venture Products in fiscal 2020 than was used for the acquisitions of CMW and a Northeastern U.S. distribution company in fiscal 2019, as well as reduced property, plant, and equipment purchases in fiscal 2020 as a result of actions taken to preserve our liquidity position in light of COVID-19.
Cash Flows from Financing Activities
Cash provided by financing activities in fiscal 2020 was $2.4 million compared to $299.5 million of cash used in financing activities in fiscal 2019, a decrease of $297.1 million. This decrease was mainly due to lower borrowings under our debt arrangements, higher repayments of outstanding indebtedness, and increased cash utilized for dividends paid on shares of our common stock and was partially offset by reduced cash utilized for repurchases of our common stock under our Board authorized repurchase program in fiscal 2020.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2020 increased by $328.1 million compared to the end of fiscal 2019.
As of October 31, 2020, cash and cash equivalents held by our foreign subsidiaries were $106.3 million. We consider that $30.0 million of cash and cash equivalents held by our foreign subsidiaries are intended to be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2020, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
Capital Expenditures
Fiscal 2020 capital expenditures of $78.1 million were $14.8 million lower than fiscal 2019. This decrease was mainly attributable to decreased capital expenditures due to the actions taken to improve our liquidity position in light of COVID-19, partially offset by incremental capital expenditures as a result of our acquisitions of CMW and Venture Products. Capital expenditures for fiscal 2021 are expected to be approximately $115.0 million as we plan to continue to invest in our facilities, new product tooling, productivity improvements in our manufacturing and distribution processes, and continued replacement of production equipment.
Other Long-Term Assets
Other long-term assets as of October 31, 2020 were $1,425.6 million compared to $1,207.7 million as of October 31, 2019, an increase of $217.9 million. This increase was primarily driven by our acquisition of Venture Products, which resulted in increases to other intangible assets; property, plant and equipment; and goodwill. Additionally, our adoption of ASC 842, Leases, on November 1, 2019, resulted in the recognition of $78.8 million of right-of-use assets on the Consolidated Balance Sheet as of October 31, 2020. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, included within Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our adoption of ASC 842. These increases to other long-term assets were partially offset by depreciation of property, plant and equipment and the amortization of other intangible assets during fiscal 2020.
Included in other long-term assets as of October 31, 2020 was goodwill in the amount of $424.1 million. Based on our annual goodwill impairment analysis, we determined there was no impairment of goodwill during fiscal 2020 for any of our reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill.

Table of Content
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
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. Although there is uncertainty regarding COVID-19 and its impact on our future results, we believe we are well-positioned to manage our business and took the appropriate actions during fiscal 2020 to increase our liquidity position, including refinancing outstanding borrowings on our revolving credit facility with a new three-year term loan for $190.0 million, which also added incremental liquidity; reducing capital expenditures; curtailing share repurchases under our Board authorized repurchase program; and monitoring and participating in government economic stabilization efforts and certain legislative provisions, such as deferring certain tax payments, as applicable. As a result, we believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of October 31, 2020, we had available liquidity of $1,077.4 million.
Indebtedness
The following is a summary of our indebtedness (in thousands):

	October 31, 2020	October 31, 2019
Revolving credit facility	$—	$—
$200 million term loan	100,000	100,000
$300 million term loan	180,000	180,000
$190 million term loan	90,000	—
3.81% series A senior notes	100,000	100,000
3.91% series B senior notes	100,000	100,000
7.8% debentures	100,000	100,000
6.625% senior notes	123,978	123,916
Less: unamortized discounts, debt issuance costs, and deferred charges	2,855	3,103
Total long-term debt	791,123	700,813
Less: current portion of long-term debt	99,873	79,914
Long-term debt, less current portion	$691,250	$620,899
In addition to our long-term debt, our domestic and non-U.S. operations maintain credit lines for import letters of credit during the normal course of business, as required by some vendor contracts. Collectively, these import letters of credit had a maximum availability of $13.4 million and $13.3 million as of October 31, 2020 and October 31, 2019, respectively. As of October 31, 2020 and October 31, 2019, we had $3.9 million and $4.7 million, respectively, outstanding on such import letters of credit.
Revolving Credit Facility
Seasonal cash requirements are financed from operations, cash on hand, and with borrowings under our $600.0 million revolving credit facility that expires in June 2023, as applicable. The revolving credit facility includes a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and our debt rating. Swingline loans under the revolving credit

Table of Content
facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and our debt rating. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the fourth quarter of fiscal 2020 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the fiscal years ended October 31, 2020 and October 31, 2019, we incurred interest expense of $0.8 million and $1.9 million, respectively, on the outstanding borrowings under our revolving credit facility.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2020, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of October 31, 2020, and we expect to be in compliance with all covenants during fiscal 2021. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of October 31, 2020, we had no outstanding borrowings under the revolving credit facility and $2.5 million outstanding under the sublimit for standby letters of credit, resulting in $597.5 million of unutilized availability under our revolving credit facility. As of October 31, 2019, we had no outstanding borrowings under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $598.1 million of unutilized availability under our revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the CMW purchase price and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three-year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five-year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on the CMW closing date.
There are no scheduled principal amortization payments prior to maturity on the $200.0 million three-year unsecured senior term loan facility. For the $300.0 million five-year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five-year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2020, we have prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively. Thus, as of October 31, 2020, there was $100.0 million and $180.0 million outstanding under the $200.0 million three-year unsecured senior term loan facility and the $300.0 million five-year unsecured senior term loan facility, respectively. As of October 31, 2020, we have reclassified $10.0 million of the outstanding principal balance of the $300.0 million five-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Consolidated Balance Sheets as this is the amount we intend to repay utilizing anticipated cash flows from operations within the next twelve months. As of October 31, 2019, we had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively. Thus, as of October 31, 2019, there was $100.0 million and $180.0 million outstanding under the $200.0 million three-year unsecured senior term loan facility and the $300.0 million five-year unsecured senior term loan facility, respectively.

Table of Content
Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest is payable quarterly in arrears. For the fiscal years ended October 31, 2020 and 2019, we incurred interest expense of $5.2 million and $7.5 million, respectively, on the outstanding borrowings under the $500.0 million term loan.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the $500.0 million term loan, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2020, we were in compliance with all covenants related to our $500.0 million term loan and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our $500.0 million term loan during fiscal 2021. If we were out of compliance with any covenant required by the $500.0 million term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our $500.0 million term loan credit agreement.
$190.0 Million Term Loan Credit Agreement
On March 30, 2020, we entered into a $190.0 million term loan credit agreement ("$190.0 million term loan") with certain financial institutions for the purpose of refinancing certain of our outstanding borrowings incurred in connection with the acquisition of Venture Products on March 2, 2020, as well as a precautionary measure to increase our liquidity and preserve financial flexibility in light of the uncertainty in the global financial and commercial markets as a result of COVID-19. The $190.0 million term loan provided for a $190.0 million three-year unsecured senior term loan facility maturing on June 19, 2023.
Beginning with the last business day of March 2021, we are required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0 percent for the first four payments and 7.5 percent thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2020, we have prepaid $100.0 million of the outstanding principal balance of the $190.0 million term loan. As of October 31, 2020, we have reclassified the remaining $89.9 million outstanding principal balance of the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Consolidated Balance Sheet. As of October 31, 2020, $13.5 million of the $89.9 million that has been reclassified to current portion of long-term debt within the Consolidated Balance Sheet represents required quarterly amortization payments due within the next twelve months and the remaining $76.4 million represents the amount we intend to prepay utilizing anticipated cash flows from operations within the next twelve months. As of the date of the filing of this Annual Report on Form 10-K, we have repaid $50.0 million of the remaining $89.9 million outstanding principal balance of the $190.0 million term loan that was reclassified to current portion of long-term debt within the Consolidated Balance Sheet as of October 31, 2020.
Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2020, we incurred interest expense of $2.4 million on the outstanding borrowings under the $190.0 million term loan.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. We were in compliance with all covenants related to the $190.0 million term loan as of October 31, 2020 and we expect to be in compliance with all covenants during fiscal 2021.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15,

Table of Content
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the fiscal years ended October 31, 2020 and 2019, we incurred interest expense of $7.7 million and $2.6 million, respectively, on the Senior Notes.
Our private placement note purchase agreement contains customary representations and warranties, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2020, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of October 31, 2020 and we expect to be in compliance with all covenants during fiscal 2021. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
7.8% Debentures
In June 1997, we issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, we paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, we had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For the fiscal years ended October 31, 2020, 2019 and 2018, we incurred interest expense of $8.0 million, $7.9 million, and $8.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million is being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are our unsecured senior obligations and rank equally with our other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, we would be required to make an offer to

Table of Content
purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2020, 2019, and 2018, we incurred interest expense of $8.4 million, respectively.
Capital Structure
The following table details the components of our total capitalization and debt-to-capitalization ratio (in millions, except percentage data):

	October 31, 2020	October 31, 2019
Long-term debt, including current portion	$791.1	$700.8
Stockholders' equity	$1,114.8	$859.6
Debt-to-capitalization ratio	41.5%	44.9%
Our debt-to-capitalization ratio decreased in fiscal 2020 compared to fiscal 2019 primarily due to higher stockholders' equity in fiscal 2020 compared to fiscal 2019 as a result of higher net earnings and reduced repurchases of our common stock under our Board authorized repurchase program, partially offset by increased cash dividend payments on shares of our common stock. The decrease to our debt-to-capitalization ratio was partially offset by an increase in our indebtedness driven by the issuance of our $190.0 million term loan, partially offset by repayments of outstanding borrowings on our debt arrangements.
Cash Dividends
In each quarter of fiscal 2020, our Board of Directors declared a common stock cash dividend of $0.25 per share, which was a 11.1 percent increase over our common stock cash dividend of $0.225 per share paid each quarter in fiscal 2019. On December 1, 2020, our Board of Directors increased our fiscal 2021 first quarter common stock cash dividend by 5.0 percent to $0.2625 per share from the quarterly common stock cash dividend of $0.25 per share paid in the first quarter of fiscal 2020. Future common stock cash dividends will depend upon our Financial Condition, Results of Operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Share Repurchases
In fiscal 2019, we curtailed repurchasing shares of our common stock under our Board authorized stock repurchase program to focus on repaying the outstanding borrowings issued to fund the purchase price for our CMW acquisition. In March 2020, we announced our intention to continue to curtail share repurchases as a prudent measure to enhance our liquidity position in response to COVID-19. As of October 31, 2020, 7,042,256 shares remained available for repurchase under our Board authorized stock repurchase program. Our Board authorized stock repurchase program provides shares for use in connection with our stock-based compensation plans and has no expiration. We currently expect to resume share repurchases in fiscal 2021, depending on market conditions and other factors.
The following table provides information with respect to repurchases of our common stock during the past three fiscal years (in millions, except share and per share data):

Fiscal Years Ended October 31	2020	2019	2018
Shares of Board authorized common stock purchased	—	359,758	2,579,864
Cost to repurchase common stock	$—	$20.0	$160.4
Average price paid per share	$—	$55.71	$62.19
Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCFIF, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of our products. In addition, TCFCFC provides inventory financing to dealers of certain of our products in Canada. On December 20, 2019, during the first quarter of fiscal 2020, we amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to our distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either we or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of our products that are subject to exclusivity, inclusion of a two-year review period by us for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment we received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from us by our distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550.0 million to $625.0 million; and (v) memorialize certain other non-material amendments.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories and such

Table of Content
inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment otherwise become due under the agreements between these financing entities and the distributors and dealers, whichever occurs first. Rates are generally indexed to LIBOR, or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. The net amount of receivables financed for dealers and distributors under these financing arrangements during fiscal 2020 and 2019 were $1,832.5 million and $1,924.9 million, respectively. The total amount of net receivables outstanding under this arrangement as of October 31, 2020 and 2019 was $386.8 million and $486.8 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2020 and 2019 were $12.6 million and $21.9 million, respectively.
We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions financed $410.7 million and $235.4 million of receivables for such dealers and distributors during the fiscal years ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and 2019, $137.6 million and $148.4 million of receivables financed by these third-party financing companies, excluding Red Iron, respectively, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of October 31, 2020 and 2019, we were contingently liable to repurchase up to a maximum amount of $128.1 million and $125.9 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
We continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers other than the Canadian distributors and dealers to whom Red Iron or other third-party financing institutions provide financing arrangements, ag-irrigation dealers and distributors, government customers, and rental companies.
End-User Financing
We have agreements with third-party financing companies to provide financing options to end-customers throughout the world. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products. We have no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies.
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. Our maximum exposure for credit collection under those arrangements as of October 31, 2020 and 2019 was $12.5 million and $10.1 million, respectively.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, noncancellable purchase obligations, and other long-term obligations. The following table summarizes our contractual obligations as of October 31, 2020 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt[1]	$795.0	$13.5	$203.5	$153.0	$425.0
Interest payments[2]	286.0	29.3	54.6	48.4	153.7
Purchase obligations[3]	33.4	33.4	—	—	—
Operating leases[4]	90.2	18.1	27.7	20.8	23.6
Other[5]	37.1	29.4	5.5	1.4	0.8
Total	$1,241.7	$123.7	$291.3	$223.6	$603.1
1    Principal payments required based on the maturity dates defined in our long-term debt agreements.
2    Interest payments for outstanding long-term debt obligations. Interest on variable rate debt was calculated using the interest rate as of October 31, 2020.
3    Purchase obligations represent contracts or firm, noncancellable commitments for the purchase of commodities, components, parts,

Table of Content
and accessories, as well as contracts or firm, noncancellable commitments to purchase property, plant, and equipment, as applicable.
4    Operating lease obligations represent contracts that convey our right to use certain property, plant, or equipment assets in exchange for consideration and do not include future obligations related to short-term and variable lease agreements, as well as payments to property owners covering real estate taxes and common area maintenance.
5    Payment obligations for the purchase price holdback associated with our acquisition of Venture Products, corporate information technology software and services, and other miscellaneous contractual obligations.
In addition to the contractual obligations described in the preceding table, we may be obligated for additional net cash outflows related to $2.9 million of unrecognized tax benefits, including interest and penalties. The payment and timing of any such payments is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron, our joint venture with TCFIF, and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron or the other third-party financial institutions. Additional information regarding such agreements is disclosed within the section titled "Wholesale Financing" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8, Investment in Joint Venture, and Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
We also have off-balance sheet arrangements relating to certain short-term operating lease agreements, which have a lease term of 12 months or less, and variable operating lease agreements based on actual utilization of the identified asset. Refer to Note 13, Leases, of the Notes to Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our short-term operating lease agreements and variable operating lease agreements based on actual utilization of the identified asset.
Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. As of October 31, 2020, we had $10.0 million of maximum availability and $2.5 million outstanding under the sublimit for standby letters of credit under our revolving credit facility. As of October 31, 2020, we had $13.4 million of maximum availability and $3.9 million in outstanding import letters of credit issued. As of October 31, 2020, we did not have an outstanding balance on our surety bonds.
Market Risk
Due to the nature and scope of our operations, we are subject to exposures that arise from fluctuations in interest rates, foreign currency exchange rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Additional information regarding such market risks is disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and Note 14, Derivative Instruments and Hedging Activities, of the Notes to Consolidated Financial Statements within Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Table of Content
NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe these non-GAAP financial measures provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges not related to our regular, ongoing business, including, without limitation, non-cash charges, certain large and unpredictable charges, acquisitions and dispositions, legal settlements, and tax positions. We believe that these non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. These non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.
The following table provides a reconciliation of financial measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial measures for the fiscal years ended October 31, 2020 and October 31, 2019:

(In thousands, except per share and percentage data) Fiscal Years Ended	October 31, 2020	October 31, 2019
Gross profit	$1,189,774	$1,047,963
Acquisition-related costs[1]	3,950	42,958
Management actions[2]	857	10,316
Non-GAAP gross profit	$1,194,581	$1,101,237

Gross margin	35.2%	33.4%
Acquisition-related costs[1]	0.2%	1.4%
Management actions[2]	—%	0.3%
Non-GAAP gross margin	35.4%	35.1%

Operating earnings	$426,357	$325,029
Acquisition-related costs[1]	6,183	62,333
Management actions[2]	857	16,311
Non-GAAP operating earnings	$433,397	$403,673

Earnings before income taxes	$407,070	$322,133
Acquisition-related costs[1]	6,183	62,333
Management actions[2]	857	17,167
Non-GAAP earnings before income taxes	$414,110	$401,633

Net earnings	$329,701	$273,983
Acquisition-related costs[1]	5,021	51,149
Management actions[2]	677	13,817
Tax impact of stock-based compensation[3]	(7,652)	(13,677)
U.S. Tax Reform[4]	—	(1,012)
Non-GAAP net earnings	$327,747	$324,260

Diluted EPS	$3.03	$2.53
Acquisition-related costs[1]	0.05	0.47
Management actions[2]	0.01	0.13
Tax impact of stock-based compensation[3]	(0.07)	(0.12)
U.S. Tax Reform[4]	—	(0.01)
Non-GAAP diluted EPS	$3.02	$3.00

Table of Content

Fiscal Years Ended	October 31, 2020	October 31, 2019
Effective tax rate	19.0%	14.9%
Acquisition-related costs[1]	—%	(0.3)%
Management actions[2]	—%	0.1%
Tax impact of stock-based compensation[3]	1.9%	4.3%
U.S. Tax Reform[4]	—%	0.3%
Non-GAAP effective tax rate	20.9%	19.3%
1    On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. For additional information regarding these acquisitions, refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. Acquisition-related costs for the fiscal year ended October 31, 2020 represent transaction costs incurred for our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. Acquisition-related costs for the fiscal year ended October 31, 2019 represent transaction and integration costs, as well as charges incurred for the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset resulting from purchase accounting adjustments related to our acquisition of CMW.
2    During the third quarter of fiscal 2019, we announced the wind down our Toro-branded large horizontal directional drill and riding trencher product line. Additionally, during the fourth quarter of fiscal 2019, we incurred charges for a corporate restructuring event and a loss on the divestiture of a used underground construction equipment business. Management actions for the fiscal year ended October 31, 2020 represent inventory write-down charges incurred for the Toro underground wind down. Management actions for the fiscal year ended October 31, 2019 represent charges incurred for the Toro underground wind down, including charges related to the write-down of inventory, anticipated inventory retail support activities, and accelerated depreciation on fixed assets; the corporate restructuring event, including employee severance charges; and the divestiture of a used underground construction equipment business, including the loss on the sale of the business. Refer to Note 7, Management Actions, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding these management actions.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under our 2010 equity plan, can be unpredictable and can significantly impact our net earnings, diluted EPS, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2020 and October 31, 2019.
4    Signed into law on December 22, 2017, the Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018. This reduction in rate required the re-measurement of our net deferred taxes as of the date of enactment. The Tax Act also imposed a one-time deemed repatriation tax on our historical undistributed earnings and profits of foreign affiliates. During the fiscal year ended October 31, 2019, we recorded a tax benefit of $1.0 million related to a prior year true-up of the Tax Act. The Tax Act did not impact our Results of Operations for the fiscal year ended October 31, 2020.

Table of Content
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
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our Financial Condition or Results of Operations. Our critical accounting policies and estimates include the following:
Product Warranty Guarantees
Our products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Warranty coverage on our products is generally provided for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. Warranty coverage generally does not cover operator abuse or improper use. In addition to the standard warranties offered on our products, we also sell separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires.
At the time of sale, we recognize expense and record an accrual by product line for estimated costs in connection with future warranty claims. We also establish warranty accruals for major rework campaigns. The amount of our warranty accruals is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. We periodically assess the adequacy of our warranty accruals based on changes in these factors and record any necessary adjustments if actual claim experience indicates that adjustments are necessary. Actual claims could be higher or lower than amounts estimated, as the number and value of warranty claims can vary due to such factors as performance of new products, significant manufacturing or design defects not discovered until after the product is delivered to customers, product failure rates, and higher or lower than expected service costs for a repair. We believe that analysis of historical trends and knowledge of potential manufacturing or design problems provide sufficient information to establish a reasonable estimate for warranty claims at the time of sale. However, since we cannot predict with certainty future warranty claims or costs associated with servicing those claims, our actual warranty costs may differ from our estimates. An unexpected increase in warranty claims or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
Sales Promotions and Incentives
Revenue is recognized based on the transaction price, which is measured as the amount of consideration we expect to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration we receive and the revenue we recognize varies with changes in the variable consideration associated with the estimated expense of our sales promotions and incentives programs offered to customers. We estimate variable consideration related to products sold under our sales promotion and incentive programs using the expected value method, which is based on the terms of the sales arrangements with customers, historical payment and rebate claims experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. Actual results may differ from these estimates if competitive factors dictate the need to enhance or reduce sales promotion and incentive accruals or if customer usage and field inventory levels vary from historical trends. Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. The estimated expense of each program is classified and recorded as a reduction from gross sales or as a component of selling, general and administrative expense when revenue is recognized, depending on the nature of the respective program.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a reduction from gross sales are as follows:
•Off-Invoice Discounts: Our costs for off-invoice discounts represent a reduction in the selling price of our products given at the time of sale.
•Rebate Programs: Our rebate programs are generally based on claims submitted from either our direct customers or end-users of our products, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to our selling price.

Table of Content
•Incentive Discounts: Our costs for incentive discount programs are based on our customers’ purchase or retail sales goals of certain quantities or mixes of product during a specified time period, which are tracked on an annual or quarterly basis depending on the nature of the respective program.
•Financing Programs: Our financing programs, consist of wholesale floor plan financing with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which we share the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchases. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which we pay a portion of interest costs on behalf of end-users for financing purchases of our equipment.
•Commissions Paid to Service Home Centers: We pay commissions to representative agencies to service home centers to ensure appropriate store sets for all TTC product. In addition, TTC dealers are paid a commission to set up and deliver riding product purchased at certain home centers.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a component of selling, general, and administrative expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, we use a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. In addition, we have dealers and distributors that act as sales agents for us on certain products using a direct-selling type model. Under this direct-selling type model, our network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on our behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also our customers.
•Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting our products. We support a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third-party invoices or receipts.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment and whenever events or changes in circumstances indicate that impairment may have occurred. We test goodwill for impairment at the reporting unit level and test indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business. Our reporting units are the same as its operating segments as defined in Note 3, Segment Data, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."
Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets; however, for both types of assets we may elect to first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for impairment indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset, or asset group, is less than its respective carrying amount. For both types of assets, we have an unconditional option to bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset, or asset group, and proceed directly to performing the respective quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze actual and projected growth trends for net sales, gross margin, and earnings for each reporting unit and indefinite-lived intangible asset, or asset group, as applicable, as well as historical versus planned performance. Additionally, each reporting unit and indefinite-lived intangible asset, or asset group, is assessed for critical areas that may impact its business or brand, including macroeconomic conditions, market-related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to projected financial results, such as regulatory changes or otherwise, all as applicable. All assumptions used in the qualitative assessment require significant judgment. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment of goodwill or an indefinite-lived intangible asset, or asset group, may exist, a quantitative test for impairment is performed.
If performed due to identified impairment indicators under the qualitative assessment or our election to bypass the qualitative assessment and move directly to the quantitative analysis, the quantitative impairment analysis for both goodwill and indefinite-lived intangibles assets is conducted under the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets using the present value of future cash flows. Assumptions utilized in determining fair value under the income approach, such as forecasted growth rates and weighted-average cost of capital ("WACC"), are consistent

Table of Content
with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses or a different WACC rate could result in impairment losses and such losses could be material.
Individual indefinite-lived intangible assets, or asset groups, are quantitatively tested for impairment by comparing the carrying amounts of the respective asset, or asset group, to its estimated fair value. Our estimate of the fair value for an indefinite-lived intangible asset, or asset group, uses projected revenues from our forecasting process, assumed royalty rates, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess.
The quantitative goodwill impairment test is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The carrying amount of each reporting unit is determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. We do not assign corporate assets and liabilities to reporting units that do not relate to the operations of the reporting unit or are not considered in determining the fair value of the reporting unit. Our estimate of the fair value of our reporting units under the income approach utilizes various inputs and assumptions, including projected operating results and growth rates from our forecasting process, applicable tax rates, and a WACC rate. Where available, and as appropriate, comparable market multiples and our company's market capitalization are also used to corroborate the results of the discounted cash flow model under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Inventory Valuation
For the majority of our inventories, we value inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the first-in, first-out or average cost method. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out method. We record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on inventory costing method. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Inventory valuation adjustments are based on inventory levels, expected product life, and forecasted sales demand and can also be affected by significant redesign of existing products or replacement of an existing product by an entirely new generation product. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. Inventory valuation adjustment requirements are developed according to our projected demand requirements based on historical demand, competitive factors, and technological and product life cycle changes. It is possible that an increase in our inventory valuation adjustment may be required in the future if there is a significant decline in demand for our products and we do not adjust our production schedule accordingly. Though management considers our inventory valuation adjustment balances adequate and proper, changes in economic conditions in specific markets in which we operate could have an effect on the inventory valuation adjustment balances required for excess, slow moving and obsolete inventory.
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

Table of Content
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
Estimated fair values of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets and other factors. We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known as of the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. Estimates that are sensitive include judgments as to whether information gathered during the measurement period relate to information that was not yet available or whether subsequent developments have occurred that indicate the recognition of other asset or liabilities should be recorded within net earnings. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies and Related Data, in our Notes to Consolidated Financial Statements under the sections entitled "New Accounting Pronouncements Adopted" and "New Accounting Pronouncements Not Yet Adopted" included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to Note 14, Derivative Instruments and Hedging Activities, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Table of Content
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2021 through fiscal 2023. All items are non-trading and stated in U.S. dollars. As of October 31, 2020, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows (in thousands, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6965	$102,499	$101,468	$(1,031)
Buy U.S. dollar/Sell Canadian dollar	1.3451	32,666	32,328	(338)
Buy U.S. dollar/Sell Euro	1.1646	115,400	114,289	(1,111)
Buy U.S. dollar/Sell British pound	1.3050	40,964	41,201	237
Buy Mexican peso/Sell U.S. dollar	22.7345	$19,462	$20,153	$691
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations.
Our indebtedness as of October 31, 2020 includes $424.0 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $370.0 million of gross LIBOR-based borrowings under our term loan credit agreements. As of October 31, 2020, we did not have an outstanding balance on our LIBOR-based revolving credit facility. As of October 31, 2020, the estimated fair value of gross long-term debt with fixed interest rates was $508.2 million compared to its carrying amount of $424.0 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of fixed rate debt, resulting from a hypothetical 10.0 percent decrease in interest rates, and amounts to $14.4 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, as a result of inflation, deflation, changing prices, foreign currency fluctuations, tariffs, duties, trade regulatory actions, industry actions, the inability of suppliers to absorb incremental costs resulting from COVID-19 related inefficiencies, continue operations or otherwise remain in business as a result of COVID-19 financial difficulties, or otherwise, changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including current petitions regarding certain engines imported into the U.S. from China.
Our primary cost exposures for commodities, components, parts, and accessories items are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, engines, transmissions, transaxles, hydraulics, electric motors, and others, for use in our products. Our largest spend for commodities, components, parts, and accessories are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electric motors, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
In any given year, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would continue to mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. However, to the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, component, parts, and accessories costs. In fiscal 2020, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was lower compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2019. Further information regarding changing costs of commodities is

Table of Content
presented in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Changes."
Equity Market Risk
The trading price volatility of our common stock impacts compensation expense related to our stock-based compensation plans. Refer to Note 10, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our stock-based compensation plans.

Table of Content
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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2020. As permitted by guidance issued by the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2020 the operations of Venture Products, Inc., which was acquired on March 2, 2020 and accounted for approximately 6.6 percent of total assets and 1.7 percent of total net sales included within the Consolidated Financial Statements of The Toro Company and its subsidiaries as of and for the fiscal year ended October 31, 2020.
Our internal control over financial reporting as of October 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer

December 18, 2020

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Table of Content
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2020 the operations of Venture Products, Inc. (Venture Products), which was acquired on March 2, 2020 and accounted for approximately 6.6 percent of total assets and 1.7 percent of total net sales included in the consolidated financial statements of the Company as of and for the year ended October 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Venture Products.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019, due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.
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

Table of Content
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
Acquisition Date Fair Value of Trade Name Intangible Asset
As discussed in Note 2 to the consolidated financial statements, on March 2, 2020, the Company acquired Venture Products in a business combination. As part of the transaction, the Company acquired a trade name intangible asset with an acquisition date fair value of $56.2 million, which was determined using the relief from royalty method.
We identified the evaluation of the acquisition date fair value of the trade name intangible asset as a critical audit matter. Testing the assumptions regarding future revenue growth rates and discount rate, which were used to determine the fair value, involved a high degree of subjectivity. In addition, the fair value of the intangible asset was challenging to test due to its sensitivity to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process over the trade name intangible asset. This included certain controls related to the development of the relevant assumptions as listed above. We performed sensitivity analyses over the relevant assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair value of the intangible asset. We evaluated the Company’s future revenue growth rates by comparing them to historical results and those of the Company’s peers and industry reports. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities; and
•Developing an estimate of the fair value of the trade name intangible asset acquired using the Company’s revenue forecasts and discount rate and comparing the results to the Company’s fair value estimate.
Accrued Sales Promotions and Incentives
As discussed in Note 1 to the consolidated financial statements, the Company recorded an accrual of $98.9 million for sales promotions and incentives as of October 31, 2020. At the time of sale, the Company records an estimate for sales promotion and incentive costs. The Company’s estimates for sales promotion and incentive costs are based on the terms of the arrangements with customers, historical payment experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future.
We identified the evaluation of the accrued sales promotions and incentives as a critical audit matter. To evaluate the Company’s expectations for changes in relevant trends in the future that were used to develop the estimate, a high degree of auditor judgment was required. Historical experience was an input used to develop expectations for changes in relevant trends in the future. Changes in relevant trends in the future could have an impact to the accrual for sales promotions and incentives.

Table of Content
The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s sales promotions and incentives process. This included controls related to the evaluation of the input described above. We evaluated the Company’s ability to estimate the sales promotions and incentives accruals by comparing the prior year's accrual with subsequent payments. We developed an expectation of the Company’s accrual considering historical experience and current year field inventory levels. Additionally, we tested sales promotions and incentives paid subsequent to the balance sheet date by tracing a sample of payments to underlying documentation supporting the program terms to evaluate the accrual estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
December 18, 2020

Table of Content
THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2020	2019	2018
Net sales	$3,378,810	$3,138,084	$2,618,650
Cost of sales	2,189,036	2,090,121	1,677,639
Gross profit	1,189,774	1,047,963	941,011
Selling, general and administrative expense	763,417	722,934	567,926
Operating earnings	426,357	325,029	373,085
Interest expense	(33,156)	(28,835)	(19,096)
Other income, net	13,869	25,939	18,408
Earnings before income taxes	407,070	322,133	372,397
Provision for income taxes	77,369	48,150	100,458
Net earnings	$329,701	$273,983	$271,939

Basic net earnings per share of common stock	$3.06	$2.57	$2.56

Diluted net earnings per share of common stock	$3.03	$2.53	$2.50

Weighted-average number of shares of common stock outstanding – Basic	107,658	106,773	106,369

Weighted-average number of shares of common stock outstanding – Diluted	108,663	108,090	108,657
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2020	2019	2018
Net earnings	$329,701	$273,983	$271,939
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $(16), and $(222), respectively	6,517	(1,314)	(8,408)
Derivative instruments, net of tax of $(2,782), $(862), and $2,899, respectively	(8,485)	(2,498)	7,415
Pension and post-retirement benefits, net of tax of $45, $(1,305), and $254, respectively	(245)	(4,300)	1,035
Other comprehensive income (loss), net of tax	(2,213)	(8,112)	42
Comprehensive income	$327,488	$265,871	$271,981
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

Table of Content
THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2020	2019
ASSETS
Cash and cash equivalents	$479,892	$151,828
Receivables, net:
Customers, net of allowances (2020 - $4,586; 2019 - $3,270)	223,105	220,534
Receivables from finance affiliate	12,619	21,873
Other	25,411	26,361
Total receivables, net	261,135	268,768
Inventories, net	652,433	651,663
Prepaid expenses and other current assets	34,188	50,632
Total current assets	1,427,648	1,122,891
Property, plant and equipment, net	467,919	437,317
Goodwill	424,075	362,253
Other intangible assets, net	408,305	352,374
Right-of-use assets	78,752	—
Investment in finance affiliate	19,745	24,147
Deferred income taxes	6,466	6,251
Other assets	20,318	25,314
Total assets	$2,853,228	$2,330,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$99,873	$79,914
Accounts payable	363,953	319,230
Short-term lease liabilities	15,447	—
Accrued liabilities:
Warranty	107,121	96,604
Advertising and marketing programs	98,883	103,417
Compensation and benefit costs	58,789	76,862
Insurance	13,452	11,164
Interest	10,065	9,903
Other	88,214	59,876
Total accrued liabilities	376,524	357,826
Total current liabilities	855,797	756,970
Long-term debt, less current portion	691,250	620,899
Long-term lease liabilities	66,641	—
Deferred income taxes	70,435	50,579
Other long-term liabilities	54,277	42,521

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,582,670 shares as of October 31, 2020 and 106,742,082 shares as of October 31, 2019	107,583	106,742
Retained earnings	1,041,507	784,885
Accumulated other comprehensive loss	(34,262)	(32,049)
Total stockholders' equity	1,114,828	859,578
Total liabilities and stockholders' equity	$2,853,228	$2,330,547
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

Table of Content
THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2020	2019	2018
Cash flows from operating activities:
Net earnings	$329,701	$273,983	$271,939
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(7,663)	(11,948)	(11,143)
Distributions from finance affiliate, net	12,066	10,343	9,228
Depreciation of property, plant and equipment	76,108	69,314	53,484
Amortization of other intangible assets	19,507	18,384	7,793
Fair value step-up adjustment to acquired inventory	3,951	39,368	—
Stock-based compensation expense	15,408	13,429	12,161
Deferred income taxes	2,269	(6,190)	25,255
Other	492	6,357	507
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	15,206	(11,042)	(10,365)
Inventories, net	20,963	(104,832)	(29,770)
Prepaid expenses and other assets	11,828	9,747	(11,744)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	39,538	30,458	47,460
Net cash provided by operating activities	539,374	337,371	364,805
Cash flows from investing activities:
Purchases of property, plant and equipment	(78,068)	(92,881)	(90,124)
Proceeds from asset disposals	216	4,669	151
Proceeds from sale of a business	—	12,941	—
Investments in unconsolidated entities	—	(200)	(6,750)
Acquisitions, net of cash acquired	(138,225)	(697,471)	(31,202)
Net cash used in investing activities	(216,077)	(772,942)	(127,925)
Cash flows from financing activities:
Borrowings under debt arrangements	636,025	900,000	—
Repayments under debt arrangements	(546,025)	(511,000)	(19,757)
Proceeds from exercise of stock options	22,198	29,336	17,243
Payments of withholding taxes for stock awards	(2,146)	(2,662)	(4,095)
Purchases of TTC common stock	—	(20,043)	(160,435)
Dividends paid on TTC common stock	(107,698)	(96,133)	(85,031)
Net cash provided by (used in) financing activities	2,354	299,498	(252,075)

Effect of exchange rates on cash and cash equivalents	2,413	(1,223)	(5,937)
Net increase (decrease) in cash and cash equivalents	328,064	(137,296)	(21,132)
Cash and cash equivalents as of the beginning of the fiscal period	151,828	289,124	310,256
Cash and cash equivalents as of the end of the fiscal period	$479,892	$151,828	$289,124

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$34,109	$30,167	$19,979
Income taxes	$69,524	$54,738	$75,805
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

Table of Content
THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2017	$106,883	$534,329	$(24,120)	$617,092
Cash dividends paid on common stock - $0.80 per share	—	(85,031)	—	(85,031)
Issuance of 1,495,367 shares for exercised stock options and vested restricted stock units and performance share awards	1,496	14,310	—	15,806
Stock-based compensation expense	—	12,161	—	12,161
Contribution of stock to a deferred compensation trust	—	1,437	—	1,437
Purchase of 2,777,687 shares of common stock	(2,778)	(161,752)	—	(164,530)
Reclassification due to the adoption of ASU 2018-12	—	(141)	141	—
Other comprehensive income	—	—	42	42
Net earnings	—	271,939	—	271,939
Balance as of October 31, 2018	105,601	587,252	(23,937)	668,916
Cash dividends paid on common stock - $0.90 per share	—	(96,133)	—	(96,133)
Issuance of 1,544,962 shares for exercised stock options and vested restricted stock units and performance share awards	1,545	26,387	—	27,932
Stock-based compensation expense	—	13,429	—	13,429
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 403,532 shares of common stock	(404)	(22,301)	—	(22,705)
Cumulative transition adjustment due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(8,112)	(8,112)
Net earnings	—	273,983	—	273,983
Balance as of October 31, 2019	106,742	784,885	(32,049)	859,578
Cash dividends paid on common stock - $1.00 per share	—	(107,698)	—	(107,698)
Issuance of 870,011 shares for exercised stock options and vested restricted stock units and performance share awards	870	18,760	—	19,630
Stock-based compensation expense	—	15,408	—	15,408
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 29,422 shares of common stock	(29)	(2,117)	—	(2,146)
Other comprehensive loss	—	—	(2,213)	(2,213)
Net earnings	—	329,701	—	329,701
Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

Table of Content
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. The Toro Company sells its products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). The Toro Company strives to provide innovative, well-built, and dependable products supported by an extensive service network.
The following are The Toro Company's significant accounting policies in addition to those included in the other Notes to Consolidated Financial Statements included within this Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States ("U.S.") and include the accounts of The Toro Company and its wholly-owned subsidiaries. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented.
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. The company classifies its operations into two reportable business segments: Professional and Residential. The company's remaining activities are presented as "Other" due to their insignificance. Such Other activities consist of earnings (loss) from the company's wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. For additional information regarding the company's reportable business segments refer to Note 3, Segment Data.
The company uses the equity method to account for equity investments in unconsolidated entities over which it has the ability to exercise significant influence over operating and financial policies. The company's share of the net earnings (losses) of these equity method investments are recorded within other income, net on the Consolidated Statements of Earnings. Equity investments in unconsolidated entities that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies are recorded at cost, less impairment, as applicable, within the Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.
Impact of COVID-19
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the pandemic") outbreak a global pandemic. The global outbreak of COVID-19 negatively impacted portions of the global economy, disrupted global supply chains, and created volatility in financial markets. COVID-19 has had a material impact on the company and the future broader implications of the pandemic on the company remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the company's employees, customers, and suppliers; and the range of government mandated restrictions and other measures. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Consolidated Financial Statements in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
Accounting Estimates
In preparing the Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty reserves, allowance for doubtful accounts, pension and post-retirement accruals, self-insurance accruals, right-of-use assets and lease liabilities, useful lives for tangible and finite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management's best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and

Table of Content
assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment and other factors, as applicable. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by COVID-19, actual amounts could differ significantly from those estimated at the time the Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.
Business Combinations
The company accounts for the acquisition of a business in accordance with the accounting standards codification ("ASC") guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are based on available historical information, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets, and other factors. The company may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill affects any measurement of goodwill impairment taken during the measurement period, if applicable. Refer to Note 2, Business Combinations, for additional information regarding the company's accounting for recent business combinations.
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2020 and 2019, cash and cash equivalents held by the company's foreign subsidiaries were $106.3 million and $97.5 million, respectively.
Receivables, Net
The company's financial exposure related to the collection of accounts receivable is primarily reduced due to its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF") and separate arrangement with TCF Commercial Finance Canada, Inc. ("TCFCFC"), as further discussed in Note 8, Investment in Joint Venture. The company also has floor plan financing agreements with separate third-party financial institutions to provide inventory financing to certain dealers not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally in Australia. For receivables not serviced through Red Iron or other third-party floor plan financing agreements, the company provides financing in the form of open account terms in the normal course of business and performs on-going credit evaluations of customers.
Receivables are recorded at original carrying amount less estimated allowance for doubtful accounts. The company estimates the balance of allowance for doubtful accounts by analyzing the age of accounts and notes receivable balances and applying historical write-off trend rates. The company also estimates and reserves separately, specific customer balances when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when all collection efforts have been exhausted.
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
Inventories, Net
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for approximately 53.0 percent and 54.0 percent of total net inventories as of October 31, 2020 and 2019, respectively. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. During fiscal 2020 and fiscal 2019, LIFO layers were not materially reduced. Additionally, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the

Table of Content
inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. As of October 31, 2020 and 2019, the company's inventory valuation adjustment for excess, slow-moving, and obsolete inventory was $37.9 million and $40.3 million, respectively.
Inventories, net were as follows (in thousands):

October 31	2020	2019
Raw materials and work in process	$168,759	$179,967
Finished goods and service parts	565,761	553,767
Total FIFO value	734,520	733,734
Less: adjustment to LIFO value	82,087	82,071
Total inventories, net	$652,433	$651,663
Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Expenditures for general maintenance and repairs are charged to operating expenses as incurred. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2020, 2019, and 2018, the company capitalized $1.0 million, $1.3 million, and $0.9 million of interest, respectively.
Property, plant and equipment, net was as follows (in thousands):

October 31	2020	2019
Land and land improvements	$57,387	$55,613
Buildings and leasehold improvements	301,848	276,556
Machinery and equipment	499,312	453,314
Tooling	231,142	226,870
Computer hardware and software	102,312	94,409
Construction in process	48,157	34,937
Property, plant and equipment, gross	1,240,158	1,141,699
Less: accumulated depreciation	772,239	704,382
Property, plant and equipment, net	$467,919	$437,317
During fiscal years 2020, 2019, and 2018, the company recorded depreciation expense of $76.1 million, $69.3 million, and $53.5 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the cost of business combinations in excess of the fair values assigned to the identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that the fair value may not be recoverable.
During the fourth quarter of fiscal 2020, the company performed its annual goodwill impairment test. In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has eleven reporting units, which are the same as its eleven operating segments. Nine reporting units contain goodwill on their respective balance sheets. Next, the company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. Based on the quantitative goodwill impairment analysis, the company determined there was no impairment of goodwill during fiscal 2020 for any of its reporting units as the fair values of the reporting units exceeded their respective carrying values, including goodwill. Further, no impairment of goodwill was recorded during fiscal years 2019 and 2018.
During the fourth quarter of fiscal 2020, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on a discounted cash flow model, which utilized various inputs and assumptions. Such inputs and assumptions included projected revenues from the company's forecasting process, assumed royalty rates that could be payable if the company did not own the trade name, and a discount rate. Based on this quantitative impairment analysis, which was also performed in prior fiscal years, the

Table of Content
company concluded its indefinite-lived intangible assets were not impaired during fiscal 2020, 2019, or 2018.
Other Long-Lived Assets
Other long-lived assets consist of property, plant and equipment; right-of-use assets associated with operating lease agreements, capitalized implementation costs for hosted cloud-computing arrangements; and finite-lived intangible assets. The company's finite-lived intangible assets are identifiable assets that were acquired as a result of business combinations and primarily consist of patents, non-compete agreements, customer relationships and lists, backlog, trade names, and developed technology and are amortized on a straight-line basis over periods ranging from one to 20 years.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally measured using a discounted cash flow model or independent appraisals, as appropriate. Based on the company's impairment analysis for other long-lived assets, the company did not have any impairment losses for fiscal 2020, 2019, and 2018.
For other long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon or dispose of an other long-lived asset, or asset group, before the end of its previously estimated useful life, depreciation or amortization estimates are revised.
Leases
The company enters into contracts for operating lease agreements that convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and includes all non-cancelable periods.
Lease liabilities represent the company's obligation to make lease payments arising from the lease agreement. The company accounts for operating lease liabilities at lease commencement and on an ongoing basis as the present value of the minimum remaining lease payments under the respective lease term. Lease payments are determined at lease commencement and represent fixed lease payments as defined within the respective lease agreement or, in the case of certain lease agreements, variable lease payments that are measured as of the lease commencement date based on the prevailing index or market rate. Future adjustments to variable lease payments are defined and scheduled within the respective lease agreement and are determined based upon the prevailing market or index rate at the time of the adjustment relative to the market or index rate determined at lease commencement. Certain other lease agreements contain variable lease payments that are determined based upon actual utilization of the identified asset. Such future adjustments to variable lease payments and variable lease payments based upon actual utilization of the identified asset are not included within the determination of lease payments at commencement but rather, are recorded as variable lease expense in the period in which the variable lease cost is incurred. The company has operating leases with both lease components and non-lease components. For purposes of determining lease payments, the company accounts for lease components separately from non-lease components based on the relative market value of each component. Non-lease components typically consist of common area maintenance, utilities, and/or other repairs and maintenance services. The costs related to non-lease components are not included within the determination of lease payments at commencement. Minimum remaining lease payments are discounted to present value based on the rate implicit in the operating lease agreement or the estimated incremental borrowing rate at lease commencement if the rate implicit in the lease is not readily determinable.
Right-of-use assets represent the company's right to use an underlying asset throughout the lease term and are measured as the amount of the corresponding operating lease liability for the respective operating lease agreement, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs, and impairment of the operating lease right-of-use asset, as applicable.
Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within either cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the identified asset underlying the respective operating lease arrangement. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. As of October 31, 2020

Table of Content
and 2019, $63.5 million and $46.7 million, respectively, of the company's outstanding payment obligations had been placed on the third-party financial institution's supply chain finance web-based platform.
Insurance
The company is self-insured for certain losses relating to employee medical, dental, workers' compensation, and certain product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to net earnings when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries.
Product Warranty Guarantees
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
The company recognizes expense and records an accrual for estimated future warranty costs at the time of sale and also establishes accruals for major rework campaigns. Warranty accruals are based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if actual claims experience indicates that adjustments are necessary.
The changes in accrued warranties were as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Beginning balance	$96,604	$76,214	$74,155
Warranty provisions	60,273	57,277	49,160
Acquisitions	2,557	18,418	—
Warranty claims	(67,241)	(58,878)	(45,662)
Changes in estimates	14,928	3,573	(1,439)
Ending balance	$107,121	$96,604	$76,214
Derivative Instruments and Hedging Activities
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
Foreign Currency Translation and Transactions
The functional currency of the company's foreign operations is generally the applicable local currency. The functional currency is translated into U.S. dollars using the respective current exchange rate in effect as of the balance sheet date for balance sheet accounts and the respective weighted-average exchange rate during the fiscal year for revenue and expense accounts. The resulting translation adjustments are deferred as a component of other comprehensive income within the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity. Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the Consolidated Statements of Earnings.
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated

Table of Content
Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $600.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are extinguished early are charged to expense at the time of retirement. Debt issuance costs, net of accumulated amortization, were $3.9 million and $4.5 million as of October 31, 2020 and 2019, respectively.
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
The company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The company also records interest and penalties related to unrecognized tax benefits within income tax expense.
Revenue Recognition
The company's primary source of revenue is generated through the sale of equipment and irrigation products and services to its customers, which primarily consist of a worldwide network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users). The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in the variable consideration associated with the estimated expense of the company's sales promotions and incentives programs offered to customers, as well as anticipated product returns. A provision is made at the time revenue is recognized as a reduction of the transaction price for variable consideration, consisting primarily of expected product returns, rebates, floor plan costs, and other sales promotion and incentive program expenses. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.
Additionally, the company ships some of its products to a mass retailer's distribution centers on a consignment basis. The company retains control of its products stored at the mass retailer's distribution centers. As the company's products are removed from the distribution centers by the mass retailer and shipped to the mass retailer's stores, control is transferred from the company to the mass retailer. At that time, the company invoices the mass retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the mass retailer's stores from the distribution centers. The value of consignment inventory as of October 31, 2020 and 2019 was $24.6 million and $19.9 million, respectively.
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

Table of Content
Sales Promotions and Incentives
The company records an estimate for the variable consideration associated with the estimated expense of the company's sales promotions and incentives programs offered to customers when revenue is recognized. The company estimates variable consideration related to products sold under its sales promotions and incentive programs using the expected value method, which is based on the terms of the sales arrangements with customers, historical payment and rebate claims experience, field inventory levels, volume purchases, and expectations for changes in relevant trends in the future. The estimated expense of each program is classified as a reduction from gross sales or as a component of selling, general and administrative expense, depending on the nature of the respective program.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a reduction from gross sales are as follows:
•Off-Invoice Discounts: The company's costs for off-invoice discounts represent a reduction in the selling price of its products given at the time of sale.
•Rebate Programs: The company's rebate programs are generally based on claims submitted from either its direct customers or end-users of its products, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to the company's selling price.
•Incentive Discounts: The company's costs for incentive discount programs are based on its customers’ purchase or retail sales goals of certain quantities or mixes of product during a specified time period, which are tracked on an annual or quarterly basis depending on the program.
•Financing Programs: The company's financing programs, consist of wholesale floor plan financing programs with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which the company shares the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchase. The wholesale financing costs for distributor and dealer inventories were $24.1 million, $44.5 million, and $37.1 million for the fiscal years ended October 31, 2020, 2019 and 2018, respectively. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.
•Commissions Paid to Service Home Centers: The company pays commissions to representative agencies to service home centers to ensure appropriate store sets for all of the company's products. In addition, the company's dealers are paid a commission to set up and deliver riding product purchased at certain home centers.
Examples of significant sales promotions and incentive programs in which the related expense is classified as a component of selling, general, and administrative expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, the company uses a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. In addition, the company has dealers and distributors that act as sales agents for it on certain products using a direct-selling type model. Under this direct-selling type model, the company's network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on its behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also its customers.
•Cooperative Advertising: Cooperative advertising programs are based on advertising costs incurred by distributors and dealers for promoting the company's products. The company supports a portion of those advertising costs in which claims are submitted by the distributor or dealer along with evidence of the advertising material procured/produced and evidence of the cost incurred in the form of third-party invoices or receipts.
Cost of Sales
Cost of sales is primarily comprised of direct materials and supplies consumed to manufacture the company's products, as well as manufacturing labor and direct overhead expense necessary to convert direct materials and supplies into finished product. Cost of sales also includes inbound freight costs for direct materials and supplies; outbound freight costs for shipping products to customers; charges associated with inventory valuation adjustments for excess, slow-moving, and obsolete inventory; depreciation and amortization expense on manufacturing-related tangible and intangible assets; operating lease expense related to leased manufacturing assets; cost of services provided; and cash discounts on payments to vendors.
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of payroll and benefits costs, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing tangible and intangible assets, operating lease expense related to leased non-manufacturing assets; advertising and marketing expenses, selling expenses,

Table of Content
engineering and research costs, information systems costs, incentive and profit sharing expense, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.
Advertising Expense
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the programs established for various product lines. Advertising costs were $50.3 million, $43.5 million, and $46.4 million for the fiscal years ended October 31, 2020, 2019, and 2018, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $124.1 million, $109.1 million, and $83.5 million for the fiscal years ended October 31, 2020, 2019, and 2018, respectively.
Stock-Based Compensation Expense
The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors ("Board"), and include unrestricted common stock awards, performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock units. Generally, compensation expense equal to the grant date fair value is recognized for these awards over the vesting period and is classified in selling, general and administrative expense. For stock options and restricted stock units, expense recognized for other employees not considered executive officers and non-employee members of the company's Board is net of estimated forfeitures, which is based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"). In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement.
Net Earnings Per Share
Basic net earnings per share is calculated as net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares related to performance share awards under the 2010 plan. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and restricted stock units.
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Basic
Weighted-average number of shares of common stock	107,647	106,762	106,356
Assumed issuance of contingent shares	11	11	13
Weighted-average number of shares of common stock outstanding – Basic	107,658	106,773	106,369

Diluted
Weighted-average number of shares of common stock outstanding – Basic	107,658	106,773	106,369
Effect of dilutive securities	1,005	1,317	2,288
Weighted-average number of shares of common stock outstanding – Diluted	108,663	108,090	108,657
Incremental shares from options and restricted stock units are computed by the treasury stock method. Options for the purchase of 447,032, 716,343, and 424,089 shares of common stock during fiscal 2020, 2019, and 2018, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.
New Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which, among other things, requires lessees to recognize most leases on-balance sheet. The standard requires the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under legacy accounting guidance at ASC Topic 840, Leases. The standard also requires a greater level of quantitative and qualitative disclosures regarding the nature of the entity’s leasing activities than were previously required under U.S. GAAP. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate existing or expired land easements under the amended lease guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow

Table of Content
amendments to clarify how to apply certain aspects of the new lease standard. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with previous U.S. GAAP under ASC Topic 840, Leases.
ASU No. 2016-02, as augmented by ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 (the "amended guidance"), was adopted by the company on November 1, 2019, the first quarter of fiscal 2020, under the modified retrospective transition method with no cumulative-effect adjustment to beginning retained earnings within the Consolidated Balance Sheet as of such date. Under such transition method, the company elected the following practical expedients:
•The transition package of practical expedients, which among other things, allows the company to carryforward the historical lease classification determined under previous U.S. GAAP.
•The transition practical expedient to not reassess the company's accounting for land easements that exist as of the adoption of the amended guidance.
•The short-term lease exemption to not record right-of-use assets and lease liabilities on the Consolidated Balance Sheet for leases with an initial lease term of 12 months or less, which has resulted in recognizing the lease payments related to such leases within the company's Consolidated Statements of Earnings on a straight-line basis over the lease term.
The company did not elect the transition practical expedient to use hindsight in determining the lease term and in assessing the impairment of right-of-use assets.
Upon adoption of the amended guidance, the company recorded $78.1 million of right-of-use assets and $77.1 million of corresponding lease liabilities within the Consolidated Balance Sheet as of November 1, 2019. The adoption of the standard did not have a material impact on the company's Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, business processes, internal controls, and information systems. As permitted under the amended guidance, prior period amounts were not restated, but are and will continue to be reported under the legacy accounting guidance that was in effect for the respective prior periods.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard requires that most of the guidance related to stock compensation granted to employees be followed for nonemployees, including the measurement date, valuation approach, and performance conditions. The amended guidance was adopted in the first quarter of fiscal 2020 and did not have a material impact on the company's Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment affects trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The company will adopt the amended guidance on November 1, 2020, the first quarter of fiscal 2021, under the modified retrospective transition method. The adoption of the amended guidance will not have a material impact on the company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The company will adopt the amended guidance on November 1, 2020, the first quarter of fiscal 2021, and such adoption will not have a material impact on the company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The company will adopt the amended guidance on November 1, 2020, the first quarter of fiscal 2021, and such adoption will not have a material impact on the company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and

Table of Content
simplifies other aspects of the accounting for income taxes under ASC Topic 740, Income Taxes. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. The company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The provisions of the temporary optional guidance are only available until December 31, 2022, when the reference rate reform activity is expected to be substantially complete. When adopted, entities may apply the provisions as of the beginning of the reporting period when the election is made. The company is currently evaluating the impact of this standard on its Consolidated Financial Statements and has yet to elect an adoption date.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above, will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.

2	Business Combinations
Venture Products, Inc. ("Venture Products")
On March 2, 2020 ("Venture Products closing date"), pursuant to an Agreement and Plan of Merger ("Venture Products merger agreement") and an agreement to purchase the real property used by Venture Products ("Venture Products purchase agreement") both dated January 20, 2020, the company completed its acquisition of Venture Products ("Venture Products transaction"), a privately held Ohio corporation and the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened the company's Professional segment and expanded its dealer network.
The Venture Products transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and now only represent the right to receive the applicable consideration as described in the Venture Products merger agreement. The Venture Products purchase agreement was with an affiliate of Venture Products and was for the real estate used by Venture Products. As of the Venture Products closing date, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to TTC. The preliminary merger consideration was subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Venture Products as of the Venture Products closing date. During the third quarter of fiscal 2020, the company finalized the customary adjustments, which resulted in an aggregate merger consideration of $163.2 million ("Venture Products purchase price"). As a result, $4.5 million of the holdback set aside for such customary adjustments was released accordingly and the remaining holdback of $25.0 million is expected to expire during the company's fourth quarter of fiscal 2021. The company funded the cash payment with borrowings under its existing revolving credit facility. For additional information regarding the company's revolving credit facility utilized to fund the Venture Products purchase price, refer to Note 6, Indebtedness.
As a result of the acquisition, the company incurred $0.6 million of acquisition-related transaction costs during the fiscal year ended October 31, 2020. Acquisition-related transaction costs are recorded within selling, general and administrative expense within the Consolidated Statements of Earnings.
Preliminary Venture Products Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the Venture Products purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their fair values as of the Venture Products closing date. Such fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized. As of October 31, 2020, the company has substantially completed its process for measuring the fair values of the assets acquired

Table of Content
and liabilities assumed based on information available as of the Venture Products closing date, with the exception of the company's valuation of income taxes as the company requires additional information to finalize its valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation of income taxes as soon as practicable, but no later than one year from the Venture Products closing date, as required.
The following table summarizes the allocation of the Venture Products purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed (in thousands):

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
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Venture Products was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $412.1 million as of October 31, 2020 from $350.3 million as of October 31, 2019. Goodwill is non-deductible for tax purposes.
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
The fair values of the other intangible assets acquired on the Venture Products closing date, related accumulated amortization from the Venture Products closing date through October 31, 2020, and weighted-average useful lives in years were as follows (in thousands, except weighted-average useful life in years):

	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived - customer-related	16.0	$19,100	$(796)	$18,304
Indefinite-lived - trade name		56,200	—	56,200
Total other intangible assets, net		$75,300	$(796)	$74,504
Results of Operations
Venture Product's results of operations have been included within the company's Professional reportable segment in the company's Consolidated Financial Statements from the Venture Products closing date. During the fiscal year ended October 31, 2020, the company recognized $58.3 million of net sales from Venture Product's operations. Venture Product's operations had an immaterial impact on Professional segment earnings for the fiscal year ended October 31, 2020. Unaudited pro forma financial information has not been disclosed as the Venture Products acquisition was not considered material to the company's Consolidated Results of Operations.

Table of Content
The Charles Machine Works, Inc. ("CMW")
On April 1, 2019 ("CMW closing date"), pursuant to the Agreement and Plan of Merger dated February 14, 2019 ("CMW merger agreement"), the company completed the acquisition of CMW ("CMW transaction"), a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened the company's Professional segment product portfolio and expanded its dealer network, while also providing a complementary geographic manufacturing footprint.
The CMW transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and now only represent the right to receive the applicable consideration as described in the CMW merger agreement. At the CMW closing date, the company paid preliminary merger consideration of $679.3 million that was subject to customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of CMW at the CMW closing date. During the fourth quarter of fiscal 2019, the company finalized such cash, debt, and working capital adjustments and these adjustments resulted in an aggregate merger consideration of $685.0 million ("CMW purchase price"). The company funded the CMW purchase price by using a combination of cash proceeds from the issuance of borrowings under the company's unsecured senior term loan credit agreement and borrowings from the company's revolving credit facility. For additional information regarding the financing agreements utilized to fund the CMW purchase price, refer to Note 6, Indebtedness.
As a result of the acquisition, the company incurred $10.2 million of acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2019 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period.
CMW Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the CMW purchase price was allocated to the acquired net tangible and intangible assets of CMW based on their estimated fair values as of the CMW closing date. Such fair values are based on internal company and independent external third-party valuations.
The following table summarizes the allocation of the CMW purchase price to the fair values assigned to the CMW assets acquired and liabilities assumed (in thousands):

April 1, 2019
Cash and cash equivalents	$16,341
Receivables	65,674
Inventories	241,429
Prepaid expenses and other current assets	8,050
Property, plant and equipment	142,779
Goodwill	134,657
Other intangible assets:
Customer-related	130,800
Developed technology	20,900
Finite-lived trade names	5,200
Indefinite-lived trade names	103,700
Backlog	3,590
Other long-term assets	7,971
Accounts payable	(35,892)
Accrued liabilities	(51,943)
Deferred income tax liabilities	(85,277)
Other long-term liabilities	(6,665)
Total fair value of net assets acquired	701,314
Less: cash and cash equivalents acquired	(16,341)
Total CMW purchase price	$684,973
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and is mostly non-deductible for tax purposes. During the second quarter of fiscal 2020, the company completed its valuation of income taxes to finalize the CMW purchase price allocation, which resulted in a decrease to the carrying amount of Professional segment goodwill of $0.9 million from $350.3 million as of October 31, 2019.
The allocation of the purchase price to the net assets acquired resulted in the recognition of $264.2 million of other intangible assets as of the CMW closing date. The fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the CMW closing date, the acquired finite-lived intangible assets had a weighted average useful life of 16.6 years. The fair values of both the indefinite-lived and finite-live trade names were

Table of Content
determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 20.0 years as of the CMW closing date. The fair values of the customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective other intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective intangible asset. As of the CMW closing date, the weighted-average useful lives of the customer-related, developed technology, and backlog intangible assets were determined to be 18.3 years, 7.8 years, and 6 months, respectively.
Unaudited Pro Forma Financial Information
Unaudited pro forma financial information was prepared as if the CMW acquisition had taken place on November 1, 2017 for comparative purposes only. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place on November 1, 2017 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that have been and may continue to be realized from the integration of the acquisition.
The unaudited pro forma results for the fiscal years ended October 31, 2019 and October 31, 2018 were adjusted to exclude the pro forma impact of the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the purchase price allocations and useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the purchase price allocations and useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.
The following table presents unaudited pro forma financial information for fiscal 2019 and 2018 (in thousands, except per share data):

	October 31, 2019	October 31, 2018
Net sales	$3,437,335	$3,332,636
Net earnings[1]	363,452	276,722
Basic net earnings per share of common stock	3.40	2.60
Diluted net earnings per share of common stock[1]	$3.36	$2.55
1    On January 1, 2019, CMW amended its retiree medical plans so that no employee hired, or rehired, after that date would be eligible for such retiree medical plans. CMW further amended its retiree medical plans on February 14, 2019 so that no employee who terminates employment after February 14, 2019 is eligible to participate in the retiree medical plans and to terminate its retiree medical plans effective December 31, 2019. The amendments and resulting termination of CMW's retiree medical plans resulted in a gain of $45.8 million. This gain is reflected within net earnings in the unaudited pro forma financial information for the fiscal year ended October 31, 2019. The impact on diluted net earnings per share of common stock for the fiscal year ended October 31, 2019 was $0.42 per diluted share of common stock.
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

Table of Content

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
The Professional reportable business segment consists of turf and landscape equipment; rental, specialty, and underground construction equipment; snow and ice management equipment; and irrigation and lighting products. Turf and landscape equipment products include sports fields and grounds mowing and maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, and other maintenance equipment. Rental, specialty, and underground construction equipment products include horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, stump grinders, turf renovation products, asset locators, pipe rehabilitation solutions, materials handling equipment, and other after-market tools. Snow and ice management equipment products primarily include snowplows; stand-on snow and ice removal equipment, including the related snowplow, snow brush, and snow thrower attachments; salt and sand spreaders; and related parts and accessories for light and medium duty trucks, utility task vehicles, skid steers, and front-end loaders. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and ag-irrigation drip tape and hose products, as well as professionally installed landscape lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional reportable business segment products are marketed and sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
The Residential reportable business segment consists of walk power mowers, zero-turn riding mowers, snow throwers, replacement parts, and home solutions products, including grass trimmers, hedge trimmers, leaf blowers, blower-vacuums, chainsaws, Power Shovels, string trimmers, and underground, hose, and hose-end retail irrigation products sold in Australia and New Zealand. Residential reportable business segment products are marketed and sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.
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
The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data. The company evaluates the performance of its Professional and Residential reportable business segment results based on earnings from operations plus other income, net. The reportable business segment's operating profits or losses include direct costs incurred at the reportable business segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. Operating loss for the company's Other activities includes earnings (loss) from the company's domestic wholly-owned distribution companies, corporate activities, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.
The following tables present summarized financial information concerning the company's reportable business segments and Other activities (in thousands):

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Net sales	$2,523,452	$820,745	$34,613	$3,378,810
Intersegment gross sales (eliminations)	46,703	80	(46,783)	—
Earnings (loss) before income taxes	426,560	113,669	(133,159)	407,070
Total assets	1,940,844	282,061	630,323	2,853,228
Capital expenditures	49,975	13,669	14,424	78,068
Depreciation and amortization	$70,460	$12,607	$12,548	$95,615

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Net sales	$2,443,448	$661,274	$33,362	$3,138,084
Intersegment gross sales (eliminations)	59,453	310	(59,763)	—
Earnings (loss) before income taxes	380,914	65,151	(123,932)	322,133
Total assets	1,592,065	430,495	307,987	2,330,547
Capital expenditures	57,246	16,970	18,665	92,881
Depreciation and amortization	$63,885	$11,897	$11,916	$87,698

Table of Content

Fiscal Year Ended October 31, 2018	Professional	Residential	Other	Total
Net sales	$1,946,999	$654,413	$17,238	$2,618,650
Intersegment gross sales (eliminations)	29,798	312	(30,110)	—
Earnings (loss) before income taxes	399,806	64,807	(92,216)	372,397
Total assets	916,106	199,273	455,605	1,570,984
Capital expenditures	58,109	16,014	16,001	90,124
Depreciation and amortization	$38,585	$9,999	$12,693	$61,277
During fiscal 2020, 2019, and 2018 no customer accounted for 10.0 percent or more of total consolidated gross sales.
The following table presents the details of operating loss before income taxes for the company's Other activities (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Corporate expenses	$(108,396)	$(124,422)	$(92,541)
Interest expense	(33,156)	(28,835)	(19,096)
Earnings from wholly-owned domestic distribution companies and other income, net	8,393	29,325	19,421
Total operating loss	$(133,159)	$(123,932)	$(92,216)
The following table presents net sales for groups of similar products and services (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Equipment	$2,985,295	$2,747,935	$2,210,047
Irrigation and lighting	393,515	390,149	408,603
Total net sales	$3,378,810	$3,138,084	$2,618,650
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (in thousands):

Fiscal Years Ended October 31	United States	International Countries	Total
2020
Net sales	$2,700,694	$678,116	$3,378,810
Long-lived assets	$426,378	$41,541	$467,919
2019
Net sales	$2,413,153	$724,931	$3,138,084
Long-lived assets	$395,937	$41,380	$437,317
2018
Net sales	$1,975,562	$643,088	$2,618,650
Long-lived assets	$230,246	$41,213	$271,459

4	Revenue
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

Table of Content
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,175,794	$787,716	$21,785	$2,985,295
Irrigation	347,658	33,029	12,828	393,515
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810

Revenue by geographic market:
United States	$1,976,690	$689,391	$34,613	$2,700,694
International Countries	546,762	131,354	—	678,116
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,097,965	$628,521	$21,449	$2,747,935
Irrigation	345,483	32,753	11,913	390,149
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084

Revenue by geographic market:
United States	$1,853,054	$526,737	$33,362	$2,413,153
International Countries	590,394	134,537	—	724,931
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084

Fiscal Year Ended October 31, 2018	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,582,024	$617,827	$10,196	$2,210,047
Irrigation	364,975	36,586	7,042	408,603
Total net sales	$1,946,999	$654,413	$17,238	$2,618,650

Revenue by geographic market:
United States	$1,441,815	$516,509	$17,238	$1,975,562
International Countries	505,184	137,904	—	643,088
Total net sales	$1,946,999	$654,413	$17,238	$2,618,650
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. Additionally, the company ships some of its products to a mass retailer's distribution centers on a consignment basis. The company retains control of its products stored at the mass retailer's distribution centers. As the company's products are removed from the distribution centers by the mass retailer and shipped to the mass retailer's stores, control is transferred from the company to the mass retailer. At that time, the company invoices the mass retailer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the mass retailer's stores from the distribution centers.
Red Iron provides inventory financing to certain dealers and distributors of the company's equipment and irrigation products. The company also has floor plan financing arrangements with separate third-party financial institutions to provide floor plan financing to certain dealers not financed through Red Iron. When product sales are financed by Red Iron or other third-party financial institutions, the transactions are structured as an advance in the form of a payment to the company on behalf of a dealer or distributor with respect to invoices financed by the financial institutions. These payments extinguish the obligation of such dealer or distributor to make payment to the company under the terms of the applicable invoice. Under a separate agreement between each financial institution and the dealer or distributor, the financial institution provides a loan to the dealer or distributor for the advances paid by the financial institutions to the company. The company's sales of product to customers that do not elect to finance purchases through Red Iron or the third-party financial institutions are generally on open account with terms that generally approximate 30 to 120 days and the resulting receivables are included within receivables, net on the Consolidated Balance Sheets.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. When determining the transaction price, the company estimates variable consideration by applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. The primary sources of variable consideration for the company are rebate programs, volume incentive programs, floor plan and retail financing programs, cash discounts, and product returns. These sales promotions and incentives are recorded as a reduction to revenue at the time of the initial sale. The company estimates variable consideration related to equipment and irrigation products sold under its sales promotion and incentive programs using the expected value method, which is based on sales terms with customers, historical experience, field inventory levels, volume purchases, and known changes in relevant trends. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Additionally, the company may offer to its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Returns are recorded as a reduction to revenue based on anticipated sales returns estimated from sales terms, historical experience, and trend analysis. The company records obligations for returns within accrued liabilities in the Consolidated Balance Sheets and the

Table of Content
right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2020 and October 31, 2019, $21.9 million and $22.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2020, the company recognized $10.6 million of the October 31, 2019 deferred revenue balance. The company expects to recognize approximately $10.1 million of the October 31, 2020 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2021 and $11.8 million thereafter.

5	Goodwill and Other Intangible Assets
The company's acquisition of Venture Products on March 2, 2020 resulted in the recognition of $62.3 million and $75.3 million of preliminary goodwill and other intangible assets, respectively. The company's acquisition of CMW on April 1, 2019 resulted in the recognition of $134.7 million and $264.2 million of goodwill and other intangible assets, respectively. For additional information on the company's acquisitions of Venture Products and CMW, refer to Note 2, Business Combinations.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2020 and 2019 were as follows (in thousands):

	Professional	Residential	Other	Total
Balance as of October 31, 2018	$214,827	$10,463	$—	$225,290
Goodwill acquired	135,524	—	1,534	137,058
Translation adjustments	(101)	6	—	(95)
Balance as of October 31, 2019	350,250	10,469	1,534	362,253
Goodwill acquired	62,252	—	—	62,252
Purchase price allocation adjustment	(866)	—	—	(866)
Translation adjustments	425	11	—	436
Balance as of October 31, 2020	$412,061	$10,480	$1,534	$424,075
Other Intangible Assets
The components of other intangible assets were as follows (in thousands, except weighted-average useful life in years):

October 31, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,257	$(13,919)	$4,338
Non-compete agreements	5.5	6,892	(6,831)	61
Customer-related	18.2	239,634	(48,005)	191,629
Developed technology	7.6	51,995	(35,208)	16,787
Trade names	15.4	7,530	(2,552)	4,978
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,698	(110,905)	217,793
Indefinite-lived - trade names		190,512	—	190,512
Total other intangible assets, net		$519,210	$(110,905)	$408,305

Table of Content

October 31, 2019	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,230	$(13,102)	$5,128
Non-compete agreements	5.5	6,868	(6,786)	82
Customer-related	18.4	220,390	(33,547)	186,843
Developed technology	7.6	51,911	(31,289)	20,622
Trade names	15.4	7,496	(2,109)	5,387
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	309,285	(91,223)	218,062
Indefinite-lived - trade names		134,312	—	134,312
Total other intangible assets, net		$443,597	$(91,223)	$352,374
Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2020, 2019, and 2018 was $19.5 million, $18.4 million, and $7.3 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2021, $19.5 million; 2022, $18.3 million; 2023, $16.5 million; 2024, $15.5 million; 2025, $13.9 million; and after 2025, $134.1 million.

6	Indebtedness
The following is a summary of the company's indebtedness (in thousands):

	October 31, 2020	October 31, 2019
Revolving credit facility	$—	$—
$200 million term loan	100,000	100,000
$300 million term loan	180,000	180,000
$190 million term loan	90,000	—
3.81% series A senior notes	100,000	100,000
3.91% series B senior notes	100,000	100,000
7.8% debentures	100,000	100,000
6.625% senior notes	123,978	123,916
Less: unamortized discounts, debt issuance costs, and deferred charges	2,855	3,103
Total long-term debt	791,123	700,813
Less: current portion of long-term debt	99,873	79,914
Long-term debt, less current portion	$691,250	$620,899
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the succeeding five fiscal years are as follows: fiscal 2021, $13.5 million; fiscal 2022, $133.7 million; fiscal 2023, $69.8 million; fiscal 2024, $153.0 million; fiscal 2025, $0.0 million; and after fiscal 2025, $425.0 million.
Revolving Credit Facility
The company has a revolving credit facility with a borrowing capacity of $600.0 million that expires in June 2023. The revolving credit facility includes a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
As of October 31, 2020, the company had no borrowings under the revolving credit facility and $2.5 million outstanding under the sublimit for standby letters of credit, which resulted in $597.5 million of unutilized availability under the revolving credit facility. As of October 31, 2019, the company had no borrowings under the revolving credit facility, $1.9 million outstanding under the sublimit for standby letters of credit, and $598.1 million of unutilized availability. Typically, outstanding borrowings under the company's revolving credit facility are classified as long-term debt within the company's Consolidated Balance Sheets as the company has the ability to extend the borrowings for the full-term of the facility. However, if the company intends to repay a portion of the outstanding balance within the next twelve months, the company reclassifies that portion to current portion of long-term debt within the Consolidated Balance Sheets. As of October 31, 2020 and October 31, 2019, no outstanding borrowings under the company's revolving credit facility were classified as current portion of long-term debt within the Consolidated Balance Sheets.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of October 31, 2020.
Outstanding loans under the revolving credit facility, if applicable, other than swingline loans, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the fiscal years ended October 31, 2020, 2019, and 2018, the company incurred interest expense of $0.8

Table of Content
million, $1.9 million, and $1.3 million, respectively, under the revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the CMW purchase price and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three-year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five-year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on the CMW closing date.
There are no scheduled principal amortization payments prior to maturity on the $200.0 million three-year unsecured senior term loan facility. For the $300.0 million five-year unsecured senior term loan facility, the company is required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five-year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2020, the company had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively. Thus, as of October 31, 2020, there was $100.0 million and $180.0 million outstanding under the $200.0 million three-year unsecured senior term loan facility and the $300.0 million five-year unsecured senior term loan facility, respectively. As of October 31, 2020, the company has reclassified $10.0 million of the outstanding principal balance of the $300.0 million five-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Consolidated Balance Sheets as this is the amount the company intends to repay utilizing anticipated cash flows from operations within the next twelve months. As of October 31, 2019, the company had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively. Thus, as of October 31, 2019, there was $100.0 million and $180.0 million outstanding under the $200.0 million three-year unsecured senior term loan facility and the $300.0 million five-year unsecured senior term loan facility, respectively.
Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate, subject to an additional basis point spread as defined in the $500.0 million loan credit agreement. Interest is payable quarterly in arrears. For the fiscal years ended October 31, 2020 and 2019, the company incurred interest expense of $5.2 million and $7.5 million, respectively, on the outstanding borrowings under the $500.0 million term loan.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the company's $500.0 million term loan as of October 31, 2020.
$190.0 Million Term Loan Credit Agreement
On March 30, 2020, the company entered into a $190.0 million term loan credit agreement ("$190.0 million term loan") with certain financial institutions for the purpose of refinancing certain of its outstanding borrowings incurred in connection with the company's acquisition of Venture Products on March 2, 2020, and as a precautionary measure to increase the company's liquidity and preserve financial flexibility in light of the uncertainty in the global financial and commercial markets from COVID-19. The $190.0 million term loan provided for a $190.0 million three year unsecured senior term loan facility maturing on June 19, 2023.
Beginning with the last business day of March 2021, the company is required to make quarterly amortization payments on the $190.0 million term loan equal to 5.0 percent for the first four payments and 7.5 percent thereafter of the original aggregate principal amount reduced by any applicable prepayments. The $190.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2020, the company had prepaid $100.0 million of the outstanding principal balance of the $190.0 million term loan. As of October 31, 2020, the company has reclassified the remaining $89.9 million outstanding principal balance of the $190.0 million term loan, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Consolidated Balance Sheet. As of October 31, 2020, $13.5 million of the $89.9 million that has been reclassified to current portion of long-term debt within the Consolidated Balance Sheet represents required quarterly amortization payments due within the next twelve months and the remaining $76.4 million represents the amount the company intends to prepay utilizing anticipated cash flows from operations within the next twelve months.

Table of Content
Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2020, the company incurred interest expense of $2.4 million on the outstanding borrowings under the $190.0 million term loan.
The $190.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the $190.0 million term loan as of October 31, 2020.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For the fiscal years ended October 31, 2020 and 2019, the company incurred interest expense of $7.7 million and $2.6 million, respectively, on the Senior Notes.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of October 31, 2020.
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
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For the fiscal years ended October 31, 2020, 2019 and 2018, the company incurred interest expense of $8.0 million, $7.9 million, and $8.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million is being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at

Table of Content
any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2020, 2019, and 2018, the company incurred interest expense of $8.4 million, respectively.

7	Management Actions
Toro Underground Wind Down
On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down the company's Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). As of October 31, 2020, the company has completed the Toro underground wind down. In connection with the Toro underground wind down, for the fiscal year ended October 31, 2020, the company recorded $0.9 million of pre-tax charges related to write-downs to net realizable value within cost of sales in the Consolidated Statements of Earnings. For the fiscal year ended October 31, 2019, the company recorded $8.8 million of pre-tax charges related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets that will no longer be used within cost of sales in the Consolidated Statements of Earnings as a result of the Toro underground wind down. Additionally, the company recorded $1.2 million of pre-tax charges related to inventory retail support activities within net sales in the Consolidated Statements of Earnings during the fiscal year ended October 31, 2019. No pre-tax charges related to inventory retail support activities were incurred during the fiscal year ended October 31, 2020. As of October 31, 2019, the company had a remaining accrual balance of $0.9 million related to the anticipated inventory retail support activities within accrued liabilities in the Consolidated Balance Sheets. No accrual relating to inventory retail support activities was recorded within accrued liabilities in the Consolidated Balance Sheets as of October 31, 2020.
Corporate Restructuring
During the fourth quarter of fiscal 2019, the company incurred corporate restructuring charges related to employee severance costs as the company focused on aligning the company's operations in the most strategic and cost-effective structure subsequent to the CMW transaction. As a result of such corporate restructuring, the company recorded pre-tax charges of $0.6 million within cost of sales and pre-tax charges of $6.0 million within selling, general and administrative expense in the Consolidated Statements of Earnings during fiscal 2019. The company did not incur additional charges in fiscal 2020 related to this corporate restructuring event.
Divestiture
During the fourth quarter of fiscal 2019, the company divested of a used underground construction equipment business, which was acquired as a result of the company's acquisition of CMW. Such divestiture was immaterial based on the company's Consolidated Financial Condition and Results of Operations.

8	Investment in Joint Venture
In fiscal 2009, the company and TCFIF, a subsidiary of TCF National Bank, established Red Iron, a joint venture in the form of a Delaware limited liability company that primarily provides inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. Under such joint venture, the company owns 45.0 percent of Red Iron and TCFIF owns 55.0 percent of Red Iron. Under a separate agreement, TCFCFC provides inventory financing to dealers of the company's products in Canada.
On December 20, 2019, during the first quarter of fiscal 2020, the company amended certain agreements pertaining to the Red Iron joint venture. The purpose of these amendments was, among other things, to: (i) adjust certain rates under the floor plan financing rate structure charged to the company’s distributors and dealers participating in financing arrangements through the Red Iron joint venture; (ii) extend the term of the Red Iron joint venture from October 31, 2024 to October 31, 2026, subject to two-year extensions thereafter unless either the company or TCFIF provides written notice to the other party of non-renewal at least one year prior to the end of the then-current term; (iii) amend certain exclusivity-related provisions, including the definition of the company's products that are subject to exclusivity, inclusion of a two-year review period by the company for products acquired in future acquisitions to assess, without a commitment to exclusivity, the potential benefits and detriments of including such acquired products under the Red Iron financing arrangement, and the pro-rata payback over a five-year period of the exclusivity incentive payment the company received from TCFIF in 2016; (iv) extend the maturity date of the revolving credit facility used by Red Iron primarily to finance the acquisition of inventory from the company by its

Table of Content
distributors and dealers from October 31, 2024 to October 31, 2026 and to increase the amount available under such revolving credit facility from $550.0 million to $625.0 million; and (v) memorialize certain other non-material amendments.
The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2020 and 2019 was $19.7 million and $24.1 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.
Under the financing agreement between Red Iron and the company, Red Iron provides financing for certain dealers and distributors. These transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid to Red Iron and TCFCFC for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the fiscal years ended October 31, 2020, 2019, and 2018.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement during fiscal 2020, 2019, and 2018 was $1,832.5 million, $1,924.9 million, and $1,959.7 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2020 and 2019 were $12.6 million and $21.9 million, respectively.
Summarized financial information for Red Iron is presented as follows (in thousands):

For the Twelve Months Ended October 31	2020	2019	2018
Revenue	$31,040	$47,569	$42,051
Interest and operating expenses, net	(14,177)	(21,011)	(17,288)
Net income	$16,863	$26,558	$24,763

As of October 31	2020	2019
Finance receivables, net	$386,781	$486,834
Other assets	2,929	3,733
Total assets	$389,710	$490,567

Notes payable	$332,838	$419,308
Other liabilities	12,994	17,594
Partners' capital	43,878	53,665
Total liabilities and partners' capital	$389,710	$490,567

9	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Earnings before income taxes:
U.S.	$369,016	$283,730	$333,136
Foreign	38,054	38,403	39,261
Total earnings before income taxes	$407,070	$322,133	$372,397
Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	23.3%
Excess deduction for stock compensation	(1.7)	(3.7)	(3.5)
Domestic manufacturer's deduction	—	0.1	(0.9)
State and local income taxes, net of federal benefit	2.4	1.1	1.3
Foreign operations	(0.6)	(0.3)	(0.5)
Federal research tax credit	(1.7)	(1.5)	(1.2)
Foreign-derived intangible income	—	(1.3)	—
Remeasurement of deferred tax assets and liabilities	—	(0.1)	5.2
Deemed repatriation tax	—	(0.2)	3.6
Other, net	(0.4)	(0.2)	(0.3)
Effective tax rate	19.0%	14.9%	27.0%
On December 22, 2017, the U.S. enacted Public Law No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, which significantly modified the Internal Revenue Code. The Tax Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent, created a territorial-type tax system with an exemption for foreign dividends, and imposed a one-time deemed repatriation tax

Table of Content
on a U.S. company's historical undistributed earnings and profits of foreign affiliates. The tax rate change was effective January 1, 2018, which resulted in a blended statutory tax rate of 23.3 percent for the fiscal year ended October 31, 2018. The reduced tax rate of 21.0 percent was applicable to the fiscal years ended October 31, 2019 and 2020. Among other provisions, the Tax Act also increased expensing for certain business assets, created new taxes on certain foreign sourced earnings, provided an incentive on specified export activities, adopted limitations on business interest expense deductions, repealed deductions for income attributable to domestic production activities, and added other anti-base erosion rules.
As of October 31, 2018, the company completed the accounting for the effects of the Tax Act. Included within the company's provision for income taxes in the Consolidated Statement of Earnings for the fiscal year ended October 31, 2018 are tax expense of $19.3 million for the remeasurement of deferred tax assets and liabilities, and tax expense of $13.4 million for the one-time transition tax on deemed repatriation tax of its non-U.S. subsidiaries. Included within the company's provision for income taxes in the Consolidated Statements of Earnings for the fiscal year ended October 31, 2019 are final adjustments related to the Tax Act, including a tax benefit of $0.3 million for the remeasurement of deferred tax assets and liabilities and a tax benefit of $0.7 million for the deemed repatriation.
The Global Intangible Low-Taxed Income ("GILTI") provisions under the Tax Act requires the company to include in its U.S. income tax return any foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The impact of GILTI is included in foreign operations in the company's reconciliation of the statutory federal income tax rate to the company's effective tax rate above.
The Foreign-Derived Intangible Income ("FDII") provisions of the Tax Act provide an incentive to domestic corporations in the form of a lower tax rate on income derived from tangible and intangible products and services in foreign markets. This lower tax rate is accomplished through an additional tax deduction based on a percentage of qualifying sales.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. Among others, the CARES Act delayed payment of employer payroll taxes and modified net operating loss carryback provisions. The company has reflected the impact of the CARES Act for the fiscal year ended October 31, 2020 within its Consolidated Financial Statements and such impact was not material to the company's Consolidated Financial Statements.
Provision for Income Taxes
Components of the company's provision for income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Current provision:
Federal	$58,243	$37,415	$64,375
State	11,322	7,495	6,192
Foreign	5,534	6,846	7,087
Total current provision	$75,099	$51,756	$77,654
Deferred provision (benefit):
Federal	$1,710	$(37)	$22,074
State	634	(3,205)	308
Foreign	(74)	(364)	422
Total deferred provision (benefit)	2,270	(3,606)	22,804
Total provision for income taxes	$77,369	$48,150	$100,458
Deferred Income Taxes
The following table presents the tax effects of temporary differences that give rise to deferred income tax assets (liabilities), net (in thousands):

October 31	2020	2019
Deferred income tax assets:
Compensation and benefits	$30,363	$27,969
Warranty and insurance	28,480	25,788
Lease liabilities	20,843	—
Advertising and sales allowance	6,937	8,866
Inventory	4,937	4,005
Deferred revenue	2,910	4,373
Other	9,643	4,372
Valuation allowance	(3,570)	(3,199)
Total deferred income tax assets	$100,543	$72,174
Deferred income tax liabilities:
Right-of-use assets	$(20,179)	$—
Depreciation	(49,018)	(40,964)
Amortization	(95,315)	(75,538)
Total deferred income tax liabilities	(164,512)	(116,502)
Deferred income tax liabilities, net	$(63,969)	$(44,328)
The net change in the total valuation allowance between the fiscal years ended October 31, 2020 and 2019 was an increase of $0.4 million. The change in valuation allowance is related to branch foreign tax credits, state tax credits, net operating losses, and capital loss carryforwards that are expected to expire prior to utilization. As of October 31, 2020, the company had net operating loss carryforwards of approximately $3.7 million in foreign jurisdictions, which are comprised of $2.2 million that do not expire and $1.5 million that expire between fiscal 2020 and fiscal 2037. The company also had domestic credit carryforwards of $1.7 million that expires between fiscal 2024 and fiscal 2035.
The company considers that $19.0 million of the total undistributed earnings of its foreign operations are intended to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign

Table of Content
withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2020, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial and have not been recorded.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 31, 2019	$2,673
Increase as a result of tax positions taken during a prior period	166
Decrease as a result of tax positions taken during the current period	(183)
Increase as a result of tax positions taken during the current period	291
Reductions as a result of statute of limitations lapses	(87)
Unrecognized tax benefits as of October 31, 2020	$2,860
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $2.9 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2020, the company recorded $0.8 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2020. Included in the balance of unrecognized tax benefits as of October 31, 2020 are potential benefits of $2.9 million that, if recognized, would affect the effective tax rate.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2016. The company is under audit in certain state and foreign jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

10	Stock-Based Compensation Plans
The company maintains the 2010 plan for executive officers, other employees, and non-employee members of the company's Board. The 2010 plan allows the company to grant stock-based compensation awards to such individuals, including unrestricted common stock awards, stock options, restricted stock units, restricted stock, and performance share awards. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2010 plan was 3,740,799 as of October 31, 2020. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Unrestricted common stock awards	$693	$592	$530
Stock option awards	9,163	6,537	5,006
Performance share awards	2,123	3,070	3,628
Restricted stock unit awards	3,429	3,230	2,997
Total compensation cost for stock-based awards	$15,408	$13,429	$12,161
Related tax benefit from stock-based awards	$3,696	$3,200	$2,905
Unrestricted Common Stock Awards
During fiscal 2020, 2019, and 2018, 8,920, 10,090, and 8,388 shares, respectively, of fully vested unrestricted common stock awards were granted to certain non-employee members of the company's Board as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings.
Stock Option Awards
Under the 2010 plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company's Board on an annual basis in the first quarter of the company's fiscal year. Options generally vest one-third each year over a three-year period and have a ten-year term. Other options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers and non-employee members of the company's Board is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee director has served on the company's Board for ten full fiscal years or more, the awards vest immediately upon retirement, and therefore, the fair value of the options granted is fully expensed on the date of the grant.

Table of Content
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, expected stock price volatility, and expected dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee members of the company's Board are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee directors for valuation purposes based on similar historical exercise behavior. Expected stock price volatility is based on the daily movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. The expected dividend yield is estimated over the expected life based on the company's historical cash dividends paid, expected future cash dividends and dividend yield, and estimated changes in the company's stock price.
The table below illustrates the weighted-average valuation assumptions for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2020	2019	2018
Expected life of option in years	6.31	6.31	6.04
Expected stock price volatility	19.53%	19.83%	20.58%
Risk-free interest rate	1.73%	2.77%	2.21%
Expected dividend yield	0.99%	1.18%	0.97%
Per share weighted-average fair value at date of grant	$15.23	$12.83	$14.25
The table below presents stock option activity for fiscal 2020:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2019	2,848,120	$44.34	5.7	$93,392
Granted	536,890	76.07
Exercised	(734,398)	31.10
Forfeited	(4,009)	75.23
Outstanding as of October 31, 2020	2,646,603	$54.40	6.2	$73,305
Exercisable as of October 31, 2020	1,609,770	$45.22	4.8	$59,364
As of October 31, 2020, there was $2.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.75 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Market value of stock options exercised	$56,761	$92,352	$70,775
Intrinsic value of stock options exercised[1]	$33,920	$62,288	$53,778
1    Intrinsic value is calculated as the amount by which the stock price at exercise date exceeded the option exercise price.
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200.0 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company's fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal.
Factors related to the company's performance share awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2020	2019	2018
Weighted-average fair value per award at date of grant	$77.33	$59.58	$65.40
Fair value of performance share awards vested	$6,271	$6,300	$8,419
The table below presents fiscal 2020 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2019	192,854	$59.47
Granted	81,655	77.33
Vested	(82,782)	54.52
Forfeited	(4,306)	61.27
Unvested as of October 31, 2020	187,421	$67.58
As of October 31, 2020, there was $3.4 million of total unrecognized compensation cost related to unvested performance share awards. That cost is expected to be recognized over a weighted-average period of 1.75 years.

Table of Content
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience.
Factors related to the company's restricted stock unit awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2020	2019	2018
Weighted-average fair value per award at date of grant	$74.55	$66.26	$63.24
Fair value of restricted stock units vested	$3,410	$3,083	$4,888
The table below presents fiscal 2020 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2019	124,467	$65.30
Granted	27,161	74.55
Vested	(48,212)	64.97
Forfeited	(3,136)	70.40
Unvested as of October 31, 2020	100,280	$67.69
As of October 31, 2020, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.76 years.
Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and other employees that receive performance share awards under the 2010 plan to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100.0 percent of the common stock payout and are always 100.0 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2020 and 2019. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

11	Stockholders' Equity
Stock Repurchase Program
On December 3, 2015, the company's Board authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company's Board authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. This authorized stock repurchase program has no expiration date but may be terminated by the Board at any time.
No shares were repurchased under the authorized stock repurchase program during fiscal 2020. The company curtailed the repurchase of shares of its common stock during fiscal 2020 as a result of the Venture Products transaction and to enhance its liquidity position in response to COVID-19. During fiscal 2019 and 2018, the company paid $20.0 million and $160.4 million to repurchase an aggregate of 359,758 shares and 2,579,864 shares, respectively, under the authorized stock repurchase program. As a result of the CMW transaction, the company curtailed the repurchase of shares of its common stock under the authorized stock repurchase program during the company's fiscal 2019 second, third, and fourth quarters. As of October 31, 2020, 7,042,256 shares remained authorized by the company's Board for repurchase. The authorized stock repurchase program does not include shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards granted under the company's 2010 plan.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the company's Board authorized stock repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2020, the company had a total of 20,545,330 treasury shares at an average cost of $1,323.2 million. As of October 31, 2019, the company had a total of 21,385,919 treasury shares at an average cost of $1,374.0 million.
Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (in thousands):

As of October 31	2020	2019	2018
Foreign currency translation adjustments	$24,508	$31,025	$29,711
Pension and post-retirement benefits	5,106	4,861	561
Cash flow derivative instruments	4,648	(3,837)	(6,335)
Total accumulated other comprehensive loss	$34,262	$32,049	$23,937

Table of Content
The components and activity of AOCL, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive (income) loss before reclassifications	(6,517)	245	14,159	7,887
Amounts reclassified from AOCL	—	—	(5,674)	(5,674)
Net current period other comprehensive (income) loss	(6,517)	245	8,485	2,213
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262

	Foreign Currency Translation Adjustments	Pension and Post-Retirement Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2018	$29,711	$561	$(6,335)	$23,937
Other comprehensive (income) loss before reclassifications	1,314	4,300	(4,048)	1,566
Amounts reclassified from AOCL	—	—	6,546	6,546
Net current period other comprehensive loss	1,314	4,300	2,498	8,112
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 14, Derivative Instruments and Hedging Activities.

12	Commitments and Contingencies
Customer Financing Arrangements
Wholesale Financing
The company is party to a joint venture with TCFIF, established as Red Iron, to provide wholesale financing to certain dealers and distributors of certain of the company's products. Refer to Note 8, Investment in Joint Venture, for additional information related to Red Iron. Financing agreements are also in place with separate third-party financial institutions to provide financing to certain dealers not financed through Red Iron, including third-party financial institutions in the U.S. and internationally in Australia. These third-party financial institutions financed $410.7 million and $235.4 million of receivables for certain dealers and distributors during the fiscal years ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and October 31, 2019, $137.6 million and $148.4 million of receivables financed by these third-party financing institutions, excluding Red Iron, respectively, were outstanding.
Additionally, as a result of the company's financing agreements with the separate third-party financial institutions, the company also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the separate third-party financial institutions. For the fiscal years ended October 31, 2020 and 2019, the company was contingently liable to repurchase up to a maximum amount of $128.1 million and $125.9 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to the separate third-party financial institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under these repurchase agreements for the fiscal years ended October 31, 2020, 2019, and 2018.
End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies.
From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2020 and 2019 was $12.5 million and $10.1 million, respectively.
Purchase Commitments
As of October 31, 2020, the company had $33.4 million of noncancelable purchase commitments with certain of the company's suppliers for commodities, components, and supplies as part of the normal course of business. As of October 31, 2020, the company did not have any material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities.

Table of Content
Letters of Credit
The company has access to a revolving credit facility that, among other things, includes a $10.0 million sublimit for standby letters of credit. As of October 31, 2020 and October 31, 2019, the company had $2.5 million and $1.9 million outstanding under the sublimit for standby letters of credit, respectively. Refer to Note 6, Indebtedness, for additional information related to the company's revolving credit facility.
The company's domestic and non-U.S. operations maintain credit lines for import letters of credit during the normal course of business, as required by some vendor contracts. Collectively, these import letters of credit had a maximum availability of $13.4 million and $13.3 million as of October 31, 2020 and October 31, 2019, respectively. For the fiscal years ended October 31, 2020 and 2019, the company had $3.9 million and $4.7 million, respectively, in outstanding import letters of credit.
Litigation
The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company's products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean-up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company's patents by others, the company periodically reviews competitors' products. To avoid potential liability with respect to others' patents, the company reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. The company believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.
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
The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred. In the opinion of management, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the company's Consolidated Results of Operations, Financial Position, or Cash Flows. In situations where the company receives, or expects to receive, a favorable ruling related to a litigation settlement, the company follows the accounting standards codification guidance for gain contingencies. The company does not allow for the recognition of a gain contingency within its Consolidated Financial Statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the Consolidated Financial Statements during the period in which all underlying events or contingencies are resolved and the gain is realized.

13	Leases
The company enters into contracts that are, or contain, operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, service, marketing, and distribution activities. Contracts that explicitly or implicitly relate to property, plant, and equipment are assessed at inception to determine if the contract is, or contains, a lease. Such contracts for operating lease agreements convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration.
The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and includes all non-cancelable periods. The lease term may also include options to extend or terminate the lease when it is reasonably certain that such options will be exercised after considering all relevant economic and financial factors. Options to extend or terminate a lease are generally exercisable at the company's sole discretion, subject to any required minimum notification period and/or other contractual terms as defined within the respective lease agreement, as applicable. The company's renewal options generally range from extended terms of two to ten years. Certain leases also include options to purchase the identified asset. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature and use of the identified

Table of Content
asset underlying the respective operating lease arrangement. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (in thousands):

Fiscal Year Ended October 31	2020
Operating lease expense	$19,637
Short-term lease expense	2,949
Variable lease expense	134
Total lease expense	$22,720
The following table presents supplemental cash flow information related to the company's operating leases (in thousands):

Fiscal Year Ended October 31	2020
Operating cash flows for amounts included in the measurement of lease liabilities	$17,762
Right-of-use assets obtained in exchange for lease obligations	$22,667
The following table presents other lease information related to the company's operating leases as of October 31, 2020:

October 31, 2020
Weighted-average remaining lease term of operating leases in years	7.1
Weighted-average discount rate of operating leases	2.79%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2020 (in thousands):

October 31, 2020
2021	$18,077
2022	15,391
2023	12,293
2024	10,936
2025	9,919
Thereafter	23,604
Total future minimum operating lease payments	90,220
Less: imputed interest	8,132
Present value of operating lease liabilities	$82,088

Table of Content
The following table presents future minimum operating lease payments by respective fiscal year for non-cancelable operating leases under the legacy lease accounting guidance at ASC Topic 840, Leases, as of October 31, 2019 (in thousands):

October 31, 2019
2020	$17,135
2021	15,764
2022	12,806
2023	9,772
2024	8,863
Thereafter	18,732
Total future minimum lease payments	$83,072
Total lease expense related to the company's operating leases under the legacy lease accounting guidance was $34.1 million and $27.4 million for the fiscal years ended October 31, 2019 and 2018, respectively.

14	Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The company is exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to third-party customers, sales and loans to wholly owned foreign subsidiaries, costs associated with foreign plant operations, and purchases from suppliers. The company’s primary currency exchange rate exposures are with the Euro, the Australian dollar, the Canadian dollar, the British pound, the Mexican peso, the Japanese yen, the Chinese Renminbi, and the Romanian New Leu against the U.S. dollar, as well as the Romanian New Leu against the Euro.
To reduce its exposure to foreign currency exchange rate risk, the company actively manages the exposure of its foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company has also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments, and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.
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
Cash Flow Hedging Instruments
The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the forecasted transactions, such as sales to third-parties and costs associated with foreign plant operations, including purchases from suppliers. At the cash flow hedge’s inception and on an ongoing basis, the company formally assesses whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods.
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

Table of Content
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
As of October 31, 2020, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $259.6 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2020	2019
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$802	$8,642
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	131	2,256
Total assets	$933	$10,898
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$2,687	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	(203)	9
Total liabilities	$2,484	$9
The company entered into an International Swap Dealers Association ("ISDA") Master Agreement with each counterparty that permits the net settlement of amounts owed under their respective contracts. The ISDA Master Agreement is an industry standardized contract that governs all derivative contracts entered into between the company and the respective counterparty. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable or receivable for contracts due on the same date or in the same currency for similar types of derivative transactions. The company records the fair value of its derivative instruments at the net amount on its Consolidated Balance Sheets.
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2020	2019
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$1,139	$11,056
Gross liabilities offset in the Consolidated Balance Sheets	(206)	(158)
Net amounts of assets presented in the Consolidated Balance Sheets	$933	$10,898
Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(3,233)	$(9)
Gross assets offset in the Consolidated Balance Sheets	749	—
Net amounts of liabilities presented in the Consolidated Balance Sheets	$(2,484)	$(9)

Table of Content
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (in thousands):

	Gain Reclassified from AOCL into Income		(Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2020	2019	2020	2019
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$5,023	$5,732	$(8,232)	$(2,268)
Cost of sales	651	814	(253)	(230)
Total derivatives designated as cash flow hedging instruments	$5,674	$6,546	$(8,485)	$(2,498)
The company recognized immaterial gains within other income, net on the Consolidated Statement of Earnings during fiscal 2020 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. During fiscal 2019, the company did not discontinue cash flow hedge accounting on any forward currency contracts designated as cash flow hedging instruments. As of October 31, 2020, the company expects to reclassify approximately $3.3 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (in thousands):

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2020	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,378,810	$(2,189,036)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	5,023	651
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$3,229	$313

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2019	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,138,084	$(2,090,121)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	5,732	814
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$5,358	$135
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (in thousands):

Fiscal Years Ended October 31	2020	2019
Loss on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other income, net	$(5,792)	$(2,087)
Total loss on derivatives not designated as cash flow hedging instruments	$(5,792)	$(2,087)

15	Fair Value Measurements
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

Table of Content
Level 3: Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability.
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of such forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. There were no transfers between the levels of the fair value hierarchy during the fiscal years ended October 31, 2020 and 2019.
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2020 and 2019, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$933	$—	$933	$—
Total assets	$933	$—	$933	$—

Liabilities:
Forward currency contracts	$2,484	$—	$2,484	$—
Total liabilities	$2,484	$—	$2,484	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2019	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,898	$—	$10,898	$—
Total assets	$10,898	$—	$10,898	$—

Liabilities:
Forward currency contracts	$9	$—	$9	$—
Total liabilities	$9	$—	$9	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations, when applicable. For additional information on the company's business combinations and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
As of October 31, 2020 and 2019, the company's long-term debt included $424.0 million and $423.9 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The estimated gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows of the company's gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term. As of October 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $508.2 million compared to its carrying amount of $424.0 million. As of October 31, 2019, the estimated gross fair value of long-term debt with fixed interest rates was $493.8 million compared to its carrying amount of $423.9 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

16	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. Prior to a plan amendment that was effective as of January 1, 2020, this plan was named The Toro Company Investment, Savings and Employee Stock Ownership Plan. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $17.4 million, $23.4 million, and $18.8 million for the fiscal years ended October 31, 2020, 2019, and 2018, respectively. The decrease in expense for the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019, was primarily the result of the company's suspension of discretionary retirement fund contributions for fiscal 2020 as a proactive cost reduction measure to mitigate the anticipated adverse impacts of COVID-19.
Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom. The company was also previously a sponsor to another defined benefit pension plan for certain employees in the U.S. (collectively, the "defined benefit retirement plans"). This defined benefit pension plan for certain employees in the U.S. has been terminated as of October 31, 2020 and all accumulated benefit obligations of the company related to such plan have been satisfied. The projected and accumulated benefit obligation of the defined benefit retirement plans were $33.4

Table of Content
million and $39.5 million as of October 31, 2020 and 2019, respectively. The fair value of the defined benefit retirement plans assets as of October 31, 2020 and 2019 was $29.5 million and $38.0 million, respectively. The net funded status of the defined benefit retirement plans as of October 31, 2020 and 2019 was underfunded at $3.9 million and $1.5 million, respectively. Amounts recognized in AOCL, net of tax, were $5.1 million and $4.9 million as of October 31, 2020 and 2019, respectively.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized income of $0.2 million and $6.6 million for the fiscal years ended October 31, 2020 and 2019, respectively, and recognized expense of $0.2 million for the fiscal year ended October 31, 2018, within the Consolidated Statements of Earnings for the defined benefit retirement plans.
The company has omitted the remaining disclosures for the defined benefit retirement plans as the company deems these defined benefit retirement plans to be immaterial to its Consolidated Financial Statements.

17	Other Income, Net
The components of other income, net were as follows (in thousands):

Fiscal Years Ended October 31	2020	2019	2018
Interest income	$1,255	$2,753	$2,463
Retail financing revenue	1,080	1,178	1,232
Foreign currency exchange rate gain	2,034	1,558	1,127
Non-cash income from finance affiliate	7,663	11,948	11,143
Net periodic benefit income (loss) on defined benefit pension and post-retirement plans	(1,344)	6,822	—
Miscellaneous	3,181	1,680	2,443
Total other income, net	$13,869	$25,939	$18,408

18	Subsequent Events
Litigation Settlement
On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly owned-subsidiary of the company, and Briggs & Stratton Corporation (“BGG”) entered into a settlement agreement (“Settlement Agreement”) relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a former wholly-owned subsidiary of BGG (Case No.
8:10CV187, U.S. District Court for the District of Nebraska) (the “Infringement Action”). In the Infringement Action, Exmark alleged that certain mower decks manufactured by BSPPG infringed an Exmark mower deck patent. The Infringement Action was repeatedly decided in favor of Exmark, which BGG continued to appeal. However, recent actions by BGG potentially put in jeopardy the certainty and timing of the eventual receipt of the damages awarded to Exmark in the Infringement Action, including (i) the filing by BGG and certain of its subsidiaries for bankruptcy relief under chapter 11 of title 11 of the United States Code (“BGG Bankruptcy”); (ii) the sale of substantially all the assets (but not certain liabilities, including the Infringement Action) of BGG and its subsidiaries to a third-party pursuant to Section 363 of the United States Code; and (iii) a petition filed by BGG for a panel rehearing of the Federal Circuit's decision in the Infringement Action (“Rehearing Petition”).
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provides, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages award to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement (“Bankruptcy Approval”). As of the time of the filing of this Annual Report on Form 10-K, the Bankruptcy Approval has not yet become final and nonappealable. Upon the Bankruptcy Approval becoming final and nonappealable, the Settlement Amount will be due to Exmark. The final amount to be received by Exmark in connection with the settlement of the Infringement Action, however, will be reduced by an amount of up to 50.0 percent of the Settlement Amount pursuant to a contingent fee arrangement with the company’s external legal counsel that is customary in patent infringement cases.
Although the company was previously awarded damages in the Infringement Action, due to the status of the Infringement Action proceedings as of October 31, 2020, no amounts were recorded within the company's Consolidated Financial Statements included in this Annual Report on Form 10-K related to this gain contingency as the company could provide no assurance as to the timing or eventual receipt of the awarded damages as of that time. In addition, as the Bankruptcy Approval is outstanding and the obligation under the contingent fee arrangement is dependent upon the receipt of the Settlement Amount by Exmark, and the timing and certainty of each event remains uncertain, the company has not recorded any amount in its Consolidated Financial Statements related to the loss contingency associated with the contingent fee arrangement as of October 31, 2020. The

Table of Content
company expects that the earliest the Bankruptcy Approval will become final and nonappealable, and therefore, the Settlement Amount will become due to Exmark is during the company's fiscal 2021 first quarter.
The company has evaluated all additional subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

19	Quarterly Financial Data (Unaudited)
Summarized quarterly financial data for fiscal 2020 and 2019 are as follows (dollars in thousands, except per share data):

	Quarter
Fiscal Year Ended October 31, 2020	First	Second	Third	Fourth
Net sales	$767,483	$929,398	$840,972	$840,957
Gross profit	288,088	306,717	294,574	300,395
Net earnings	70,091	98,446	88,968	72,196
Basic net earnings per share[1]	0.65	0.92	0.83	0.67
Diluted net earnings per share[1]	$0.65	$0.91	$0.82	$0.66

	Quarter
Fiscal Year Ended October 31, 2019	First	Second [2]	Third [2]	Fourth
Net sales	$602,956	$962,036	$838,713	$734,379
Gross profit	215,617	321,298	265,981	245,067
Net earnings	59,540	115,570	60,607	38,266
Basic net earnings per share[1]	0.56	1.08	0.57	0.36
Diluted net earnings per share[1]	$0.55	$1.07	$0.56	$0.35
1    The summation of quarterly basic and diluted net earnings per share amounts may not equal the fiscal year basic and diluted net earnings per share amounts presented in the Consolidated Statements of Earnings due to differences in the number of weighted-average shares of common stock outstanding during the respective quarterly and fiscal year periods and rounding.
2    During fiscal 2019, CMW's financial position, results of operations, and cash flows were reported on a calendar month end. Accordingly, April 30, 2019 and July 31, 2019 were the calendar quarterly period end dates closest to the company's quarterly fiscal periods ended May 3, 2019 and August 2, 2019, respectively. This reporting period difference did not have material impact on the company's Consolidated Results of Operations during the company's second and third fiscal quarters of fiscal 2019. For the company's fiscal 2019 fourth quarter, the reporting period end for both CMW and the company was October 31, 2019.
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
Evaluation of Internal Control Over Financial Reporting
The company's management report on internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting." The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm."

Table of Content
On March 2, 2020, during the second quarter of fiscal 2020, the company completed the acquisition of Venture Products and on April 1, 2019, during the second quarter of fiscal 2019, the company completed the acquisition of CMW. Prior to these acquisitions, both Venture Products and CMW were privately-held companies not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of the company's ongoing integration activities, the company is in the process of incorporating internal controls over significant processes specific to Venture Products that the company believes are appropriate and necessary to account for the acquisition and to consolidate and report the company's financial results. The company expects to complete its integration activities related to internal control over financial reporting for Venture Products during fiscal 2021 and as a result, has not included Venture Products within its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2020. As of the end of fiscal 2020, the company has completed its integration activities related to internal control over financial reporting for CMW. Accordingly, the company has included CMW within its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2020. Refer to the company's management report on internal control over financial reporting included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting" for additional information.
With the exception of internal control-related integration activities in connection with the company's acquisitions of Venture Products and CMW, there was no change in the company's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly owned-subsidiary of the company, and Briggs & Stratton Corporation (“BGG”) entered into a settlement agreement (“Settlement Agreement”) relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the “Infringement Action”). In the Infringement Action, Exmark alleged that certain mower decks manufactured by BSPPG infringed an Exmark mower deck patent. The Infringement Action was repeatedly decided in favor of Exmark, which BGG continued to appeal. However, recent actions by BGG potentially put in jeopardy the certainty and timing of the eventual receipt of the damages awarded to Exmark in the Infringement Action, including (i) the filing by BGG and certain of its subsidiaries for bankruptcy relief under chapter 11 of title 11 of the United States Code (“BGG Bankruptcy”); (ii) the sale of substantially all the assets (but not certain liabilities, including the Infringement Action) of BGG and its subsidiaries to a third-party pursuant to Section 363 of the United States Code; and (iii) a petition filed by BGG for a panel rehearing of the Federal Circuit's decision in the Infringement Action (“Rehearing Petition”).
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provides, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages award to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement (“Bankruptcy Approval”). As of the time of the filing of this Annual Report on Form 10-K, the Bankruptcy Approval has not yet become final and nonappealable. Upon the Bankruptcy Approval becoming final and nonappealable, the Settlement Amount will be due to Exmark. The final amount to be received by Exmark in connection with the settlement of the Infringement Action, however, will be reduced by an amount of up to 50.0 percent of the Settlement Amount pursuant to a contingent fee arrangement with the company’s external legal counsel that is customary in patent infringement cases.
Although the company was previously awarded damages in the Infringement Action, due to the status of the Infringement Action proceedings as of October 31, 2020, no amounts were recorded within the company's Consolidated Financial Statements included in this Annual Report on Form 10-K related to this gain contingency as the company could provide no assurance as to the timing or eventual receipt of the awarded damages as of that time. In addition, as the Bankruptcy Approval is outstanding and the obligation under the contingent fee arrangement is dependent upon the receipt of the Settlement Amount by Exmark, and the timing and certainty of each event remains uncertain, the company has not recorded any amount in its Consolidated Financial Statements related to the loss contingency associated with the contingent fee arrangement as of October 31, 2020. The company expects that the earliest the Bankruptcy Approval will become final and nonappealable, and therefore, the Settlement Amount will become due to Exmark is during the company's fiscal 2021 first quarter.

Table of Content
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," and "Corporate Governance — Board Committees," in the company's proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2020, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2020 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Director Compensation" in the company's proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC.

Table of Content
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following Consolidated Financial Statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K:
2.List of Financial Statement Schedules
All financial statement schedules have been omitted because the required information is either inapplicable, immaterial, or the information is presented in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
3.List of Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this Annual Report on Form 10-K as indicated below:

Exhibit Number	Description
2.1 (1)
Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.2 (2)
First Amendment to Agreement to Form Joint Venture dated June 6, 2012 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.3 (3)
Second Amendment to Agreement to Form Joint Venture dated November 29, 2016 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).**

2.4 (4)
Third Amendment to Agreement to Form Joint Venture effective as of December 20, 2019 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.5 (1)
Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.6
Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated May 31, 2011 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).**

2.7 (2)
Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated June 6, 2012 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.8 (3)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).**

2.9
Fourth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated as of July 17, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).

2.10
Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of December 20, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

Table of Content

2.11
Receivable Purchase Agreement dated October 1, 2009 by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.12 (3)
Fourth Amended and Restated Program and Repurchase Agreement dated as of November 29, 2016 by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

2.13 (4)
First Amendment to Fourth Amended and Restated Program and Repurchase Agreement effective as of December 20, 2019 by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.14
Asset Purchase Agreement dated as of October 27, 2014 among The Toro Company, Northern Star Industries, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 27, 2014, Commission File No. 1-8649).**

2.15
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
4.4
Specimen Form of Common Stock Certificate (incorporated by reference to Exhibit 4(c) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2008, Commission File No. 1-8649).

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
10.1
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.2
Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, Commission File No. 1-8649).*

10.3
The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to 10.14 to Registrant's Annual Report on Form 10-K for fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.9
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

Table of Content

10.10
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.11
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.12
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Performance Share Plan (incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2007, Commission File No. 1-8649).*

10.13
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.14
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.15
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.16
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.17
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company 2010 Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, Commission File No. 1-8649).*

10.18
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.19
Form of Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.20
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.21
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.22
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 19, 2015, Commission File No. 1-8649).*

10.23
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).*

10.24
Credit Agreement dated as of June 19, 2018 among The Toro Company, Toro Luxembourg S. a. r. l. and certain subsidiaries, as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and Letter of Credit Issuer, and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 19, 2018, Commission File No. 1-8649).

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

10.28
Third Amendment to Credit and Security Agreement effective as of December 20, 2019 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

10.29
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

10.30
Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and the purchasers listed on the Purchaser Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 30, 2019, Commission File No. 1-8649).

Table of Content

10.31
Term Loan Credit Agreement dated as of March 30, 2020, by and among The Toro Company, as Borrower, lenders as parties thereto, Bank of America, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 30, 2020, Commission File No. 1-8649).

21	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101	The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, filed with the SEC on December 18, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2020, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2020, (iii) Consolidated Balance Sheets as of October 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2020, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2020, and (vi) Notes to Consolidated Financial Statements (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)   Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 001-08649, CF # 35552). The redacted material was filed separately with the Securities and Exchange Commission.
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
(4) Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.
*       Management contract or compensatory plan or arrangement.
**    All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TTC will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.
ITEM 16. FORM 10-K SUMMARY
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TORO COMPANY
(Registrant)
By:	/s/ Renee J. Peterson	Dated:	December 18, 2020
Renee J. Peterson Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 18, 2020
Richard M. Olson
/s/ Renee J. Peterson	Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)	December 18, 2020
Renee J. Peterson
/s/ Janet K. Cooper	Director	December 18, 2020
Janet K. Cooper
/s/ Gary L. Ellis	Director	December 18, 2020
Gary L. Ellis
/s/ Jeffrey M. Ettinger	Director	December 18, 2020
Jeffrey M. Ettinger
/s/ Katherine J. Harless	Director	December 18, 2020
Katherine J. Harless
/s/ Jeffrey L. Harmening	Director	December 18, 2020
Jeffrey L. Harmening
/s/ D. Christian Koch	Director	December 18, 2020
D. Christian Koch
/s/ Joyce A. Mullen	Director	December 18, 2020
Joyce A. Mullen
/s/ James C. O'Rourke	Director	December 18, 2020
James C. O'Rourke
/s/ Gregg W. Steinhafel	Director	December 18, 2020
Gregg W. Steinhafel
/s/ Michael G. Vale	Director	December 18, 2020
Michael G. Vale