Form 10-Q
period 2021-01-29
TORO CO
filed 2021-03-04
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 29, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of February 25, 2021 was 107,620,141.

THE TORO COMPANY
FORM 10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 29, 2021	January 31, 2020
Net sales	$872,986	$767,483
Cost of sales	557,950	479,395
Gross profit	315,036	288,088
Selling, general and administrative expense	173,571	196,959
Operating earnings	141,465	91,129
Interest expense	(7,522)	(8,156)
Other income, net	1,883	3,166
Earnings before income taxes	135,826	86,139
Provision for income taxes	24,545	16,048
Net earnings	$111,281	$70,091

Basic net earnings per share of common stock	$1.03	$0.65

Diluted net earnings per share of common stock	$1.02	$0.65

Weighted-average number of shares of common stock outstanding — Basic	108,122	107,423

Weighted-average number of shares of common stock outstanding — Diluted	109,194	108,655

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 29, 2021	January 31, 2020
Net earnings	$111,281	$70,091
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,396	(724)
Derivative instruments, net of tax of $(2,792) and $189, respectively	(8,310)	652
Other comprehensive income (loss), net of tax	2,086	(72)
Comprehensive income	$113,367	$70,019

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 29, 2021	January 31, 2020	October 31, 2020
ASSETS
Cash and cash equivalents	$433,394	$108,914	$479,892
Receivables, net	306,865	321,192	261,135
Inventories, net	675,307	738,960	652,433
Prepaid expenses and other current assets	41,177	51,442	34,188
Total current assets	1,456,743	1,220,508	1,427,648

Property, plant, and equipment, net	457,147	431,253	467,919
Goodwill	422,163	362,136	424,075
Other intangible assets, net	410,587	347,643	408,305
Right-of-use assets	75,467	73,137	78,752
Investment in finance affiliate	22,955	25,455	19,745
Deferred income taxes	9,658	6,161	6,466
Other assets	20,418	25,316	20,318
Total assets	$2,875,138	$2,491,609	$2,853,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$9,992	$113,903	$99,873
Accounts payable	364,361	348,003	363,953
Accrued liabilities	429,820	348,027	376,524
Short-term lease liabilities	15,368	14,374	15,447
Total current liabilities	819,541	824,307	855,797

Long-term debt, less current portion	691,356	601,016	691,250
Long-term lease liabilities	63,469	62,015	66,641
Deferred income taxes	71,970	50,676	70,435
Other long-term liabilities	49,080	41,545	54,277

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,613,431 shares as of January 29, 2021, 106,977,274 shares as of January 31, 2020, and 107,582,670 shares as of October 31, 2020	107,613	106,977	107,583
Retained earnings	1,104,285	837,194	1,041,507
Accumulated other comprehensive loss	(32,176)	(32,121)	(34,262)
Total stockholders’ equity	1,179,722	912,050	1,114,828
Total liabilities and stockholders’ equity	$2,875,138	$2,491,609	$2,853,228

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 29, 2021	January 31, 2020
Cash flows from operating activities:
Net earnings	$111,281	$70,091
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash income from finance affiliate	(1,283)	(1,751)
(Contributions to) distributions from finance affiliate, net	(1,927)	442
Depreciation of property, plant and equipment	19,173	18,089
Amortization of other intangible assets	4,894	4,714
Fair value step-up adjustment to acquired inventory	—	470
Stock-based compensation expense	4,516	3,960
Deferred income taxes	1,232	141
Other	1,080	175
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(46,159)	(53,044)
Inventories, net	(25,594)	(88,557)
Prepaid expenses and other assets	(2,794)	237
Accounts payable, accrued liabilities, deferred revenue and other liabilities	30,606	21,734
Net cash provided by (used in) operating activities	95,025	(23,299)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,504)	(11,821)
Asset acquisition, net of cash acquired	(4,542)	—
Proceeds from asset disposals	74	25
Proceeds from sale of a business	12,886	—
Net cash used in investing activities	(2,086)	(11,796)

Cash flows from financing activities:
Borrowings under debt arrangements	—	82,025
Repayments under debt arrangements	(90,000)	(68,025)
Proceeds from exercise of stock options	7,714	6,710
Payments of withholding taxes for stock awards	(941)	(1,361)
Purchases of TTC common stock	(31,351)	—
Dividends paid on TTC common stock	(28,411)	(26,856)
Net cash used in financing activities	(142,989)	(7,507)

Effect of exchange rates on cash and cash equivalents	3,552	(312)

Net decrease in cash and cash equivalents	(46,498)	(42,914)
Cash and cash equivalents as of the beginning of the fiscal period	479,892	151,828
Cash and cash equivalents as of the end of the fiscal period	$433,394	$108,914

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.2625 per share	—	(28,411)	—	(28,411)
Issuance of 351,178 shares for exercised stock options and vested restricted stock units and performance share awards	350	5,879	—	6,229
Stock-based compensation expense	—	4,516	—	4,516
Contribution of 22,700 shares to a deferred compensation trust	23	1,462	—	1,485
Purchase of 343,117 shares of common stock	(343)	(31,949)	—	(32,292)
Other comprehensive income	—	—	2,086	2,086
Net earnings	—	111,281	—	111,281
Balance as of January 29, 2021	$107,613	$1,104,285	$(32,176)	$1,179,722

Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.25 per share	—	(26,856)	—	(26,856)
Issuance of 351,501 shares for exercised stock options and vested restricted stock units and performance share awards	253	3,889	—	4,142
Stock-based compensation expense	—	3,960	—	3,960
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 17,740 shares of common stock	(18)	(1,343)	—	(1,361)
Other comprehensive loss	—	—	(72)	(72)
Net earnings	—	70,091	—	70,091
Balance as of January 31, 2020	$106,977	$837,194	$(32,121)	$912,050

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 29, 2021

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Due to seasonality within the industries in which the company's business operates and the current COVID-19 pandemic, among other factors, operating results for the three months ended January 29, 2021 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2021.
The company’s fiscal year ends on October 31, and quarterly results are reported based on three-month periods that generally end on the Friday closest to the calendar quarter end. For comparative purposes, however, the company’s second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the calendar month end.
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the company remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines and their effectiveness. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
Accounting Policies and Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty accruals, allowances for current expected credit losses, pension accruals, self-insurance accruals, legal accruals, right-of-use assets and lease liabilities, useful lives for tangible and finite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by the COVID-19 pandemic, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.

New Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment affects trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The amended guidance was adopted in the first quarter of fiscal 2021, under the modified retrospective transition method. The adoption of the amended guidance did not have a material impact on the company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amended guidance was adopted in the first quarter of fiscal 2021 and did not have a material impact on the company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The amended guidance was adopted in the first quarter of fiscal 2021 and did not have a material impact on the company's Condensed Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
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
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective in the first quarter of fiscal 2022. Early adoption is permitted. The company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The provisions of the temporary optional guidance are only available until December 31, 2022, when the reference rate reform activity is expected to be substantially complete. When adopted, entities may apply the provisions as of the beginning of the reporting period when the election is made. The company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements and has yet to elect an adoption date.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above, will not have a material impact on its Condensed Consolidated Financial Statements or do not apply to its operations.

2	Business Combination
Venture Products, Inc. ("Venture Products")
On March 2, 2020, the company completed its acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened the company's Professional segment and expanded its dealer network. On the closing date of the acquisition, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to the company. The preliminary merger consideration was subject to certain customary adjustments, which were finalized during the third quarter of fiscal 2020 and resulted in an aggregate merger consideration of $163.2 million. As a result, $4.5 million of the holdback set aside for such customary adjustments was released accordingly and the remaining holdback of $25.0 million is expected to expire throughout fiscal 2021. The company funded the cash payment with borrowings under its existing unsecured senior revolving credit facility. For additional information regarding the company's unsecured senior revolving credit facility, refer to Note 6, Indebtedness.
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their fair values as of the closing date of the acquisition. Such fair values are based on internal company and independent external third-party valuations. As of January 29, 2021, the company completed its process for measuring the fair values of the acquired assets and liabilities assumed based on information available as of the closing date of the acquisition. The following table summarizes the allocation of the purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed:

(Dollars in thousands)	March 2, 2020
Cash and cash equivalents	$3,476
Receivables	6,342
Inventories	23,000
Prepaid expenses and other current assets	239
Property, plant and equipment	26,976
Goodwill	61,225
Other intangible assets:
Finite-lived customer-related	19,100
Indefinite-lived trade name	56,200
Accounts payable	(4,075)
Accrued liabilities	(5,196)
Deferred income tax liabilities	(20,586)
Total fair value of net assets acquired	166,701
Less: cash and cash equivalents acquired	(3,476)
Total purchase price	$163,225
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the Venture Products acquisition was recognized within the company's Professional segment and is non-deductible for tax purposes. During the first quarter of fiscal 2021, the company completed its valuation of income taxes to finalize the purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $1.0 million from the amounts reporting within the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Such purchase accounting adjustment did not impact the company's Condensed Consolidated Statements of Earnings for the three month period ended January 29, 2021.
The allocation of the purchase price to the net assets acquired resulted in the recognition of $75.3 million of other intangible assets as of the closing date of the acquisition. The fair values of the acquired trade name and customer-related intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. The fair value of the indefinite-lived trade name was determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The fair value of the customer-related intangible asset was determined using the excess earnings method and was based on the expected operating cash flows attributable to the customer-related intangible asset, which was determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the customer-related intangible asset. As of the closing date of the acquisition, the weighted-average useful life of the customer-related intangible asset was determined to be 16.0 years.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified eleven operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the three month period ended January 29, 2021, the company's Other activities consisted of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the three month period ended January 31, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.
The following tables present summarized financial information concerning the company’s reportable segments and Other activities:

(Dollars in thousands)
Three Months Ended January 29, 2021	Professional	Residential	Other	Total
Net sales	$650,223	$217,700	$5,063	$872,986
Intersegment gross sales (eliminations)	6,642	16	(6,658)	—
Earnings (loss) before income taxes	116,816	32,108	(13,098)	135,826
Total assets	$1,952,536	$345,185	$577,417	$2,875,138

(Dollars in thousands)
Three Months Ended January 31, 2020	Professional	Residential	Other	Total
Net sales	$594,721	$165,848	$6,914	$767,483
Intersegment gross sales (eliminations)	8,771	27	(8,798)	—
Earnings (loss) before income taxes	102,474	21,566	(37,901)	86,139
Total assets	$1,853,739	$324,089	$313,781	$2,491,609
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Corporate expenses	$(11,303)	$(32,442)
Interest expense	(7,522)	(8,156)
Earnings from wholly-owned domestic distribution companies and other income, net	5,727	2,697
Total operating loss	$(13,098)	$(37,901)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended January 29, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$575,775	$205,923	$3,942	$785,640
Irrigation	74,448	11,777	1,121	87,346
Total net sales	$650,223	$217,700	$5,063	$872,986

Revenue by geographic market:
United States	$501,860	$174,382	$5,063	$681,305
International Countries	148,363	43,318	—	191,681
Total net sales	$650,223	$217,700	$5,063	$872,986

Three Months Ended January 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$523,909	$152,458	$5,525	$681,892
Irrigation	70,812	13,390	1,389	85,591
Total net sales	$594,721	$165,848	$6,914	$767,483

Revenue by geographic market:
United States	$454,396	$130,338	$6,914	$591,648
International Countries	140,325	35,510	—	175,835
Total net sales	$594,721	$165,848	$6,914	$767,483
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of both January 29, 2021 and October 31, 2020, $21.9 million of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 29, 2021, the company recognized $2.5 million of the October 31, 2020 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $7.5 million of the October 31, 2020 deferred revenue amount within net sales throughout the remainder of fiscal 2021, $6.8 million in fiscal 2022, and $5.1 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2021 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2020	$412,061	$10,480	$1,534	$424,075
Purchase price allocation adjustment	(1,027)	—	—	(1,027)
Goodwill divested	—	—	(1,534)	(1,534)
Translation adjustments	518	131	—	649
Balance as of January 29, 2021	$411,552	$10,611	$—	$422,163

Other Intangible Assets, Net
The components of other intangible assets, net as of January 29, 2021 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,275	$(14,123)	$4,152
Non-compete agreements	5.5	6,908	(6,851)	57
Customer-related	18.2	239,816	(51,747)	188,069
Developed technology	7.7	59,017	(36,230)	22,787
Trade names	15.3	7,563	(2,684)	4,879
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.3	335,969	(116,025)	219,944
Indefinite-lived - trade names		190,643	—	190,643
Total other intangible assets, net		$526,612	$(116,025)	$410,587
The components of other intangible assets, net as of January 31, 2020 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,238	$(13,307)	$4,931
Non-compete agreements	5.5	6,875	(6,798)	77
Customer-related	18.4	220,364	(36,970)	183,394
Developed technology	7.6	51,902	(32,264)	19,638
Trade names	15.4	7,485	(2,208)	5,277
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	309,254	(95,937)	213,317
Indefinite-lived - trade names		134,326	—	134,326
Total other intangible assets, net		$443,580	$(95,937)	$347,643
The components of other intangible assets, net as of October 31, 2020 were as follows:

(Dollars in thousands)	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,257	$(13,919)	$4,338
Non-compete agreements	5.5	6,892	(6,831)	61
Customer-related	18.2	239,634	(48,005)	191,629
Developed technology	7.6	51,995	(35,208)	16,787
Trade names	15.4	7,530	(2,552)	4,978
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,698	(110,905)	217,793
Indefinite-lived - trade names		190,512	—	190,512
Total other intangible assets, net		$519,210	$(110,905)	$408,305
Amortization expense for finite-lived intangible assets during the first quarter of fiscal 2021 and fiscal 2020 was $4.9 million and $4.7 million, respectively. Estimated amortization expense for the remainder of fiscal 2021 and succeeding fiscal years is as follows: fiscal 2021 (remainder), $15.7 million; fiscal 2022, $19.3 million; fiscal 2023, $17.6 million; fiscal 2024, $16.5 million; fiscal 2025, $14.9 million; fiscal 2026, $14.2 million; and after fiscal 2026, $121.7 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Revolving credit facility	$—	$14,000	$—
$200 million term loan	100,000	100,000	100,000
$300 million term loan	180,000	180,000	180,000
$190 million term loan	—	—	90,000
3.81% series A senior notes	100,000	100,000	100,000
3.91% series B senior notes	100,000	100,000	100,000
7.8% debentures	100,000	100,000	100,000
6.625% senior notes	123,993	123,931	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,645	3,012	2,855
Total long-term debt	701,348	714,919	791,123
Less: current portion of long-term debt	9,992	113,903	99,873
Long-term debt, less current portion	$691,356	$601,016	$691,250
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2021 and succeeding five fiscal years are as follows: fiscal 2021 (remainder), $0.0 million; fiscal 2022, $109.0 million; fiscal 2023, $18.0 million; fiscal 2024, $153.0 million; fiscal 2025, $0.0 million; fiscal 2026, $0.0 million; and after fiscal 2026, $425.0 million.

7	Divestiture
On November 2, 2020, in the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. The divestiture was not material based on the company's Consolidated Financial Condition and Results of Operations.

8	Inventories
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") method for a majority of the company's inventories and the last-in, first-out ("LIFO") and average cost methods for all other inventories. The company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed.
Inventories were as follows:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Raw materials and work in process	$226,979	$188,235	$168,759
Finished goods and service parts	530,415	632,796	565,761
Total FIFO value	757,394	821,031	734,520
Less: adjustment to LIFO value	82,087	82,071	82,087
Total inventories, net	$675,307	$738,960	$652,433

9	Property and Depreciation
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, land improvements, and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Expenditures for general maintenance and repairs are charged to cost of goods sold or selling, general and administrative expense within the Condensed Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.
Property, plant and equipment was as follows:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Land and land improvements	$56,808	$55,602	$57,387
Buildings and leasehold improvements	299,566	276,705	301,848
Machinery and equipment	500,410	450,321	499,312
Tooling	231,728	216,541	231,142
Computer hardware and software	102,357	94,385	102,312
Construction in process	58,346	58,056	48,157
Property, plant, and equipment, gross	1,249,215	1,151,610	1,240,158
Less: accumulated depreciation	792,068	720,357	772,239
Property, plant, and equipment, net	$457,147	$431,253	$467,919

10	Warranty Guarantees
The company’s products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally provided for specified periods of time and on select products’ hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. In addition to the standard warranties offered by the company on its products, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. For additional information on the contract liabilities associated with the company's separately priced extended warranties, refer to Note 4, Revenue.
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

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Beginning balance	$107,121	$96,604
Provisions	16,695	14,031
Claims	(15,186)	(14,703)
Changes in estimates	153	691
Ending balance	$108,783	$96,623

11	Investment in Finance Affiliate
The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, are parties to the Red Iron joint venture ("Red Iron"), which was established primarily to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the three months ended January 29, 2021 and January 31, 2020.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended January 29, 2021 and January 31, 2020 were $511.3 million and $405.1 million, respectively. As of January 29, 2021, Red Iron’s total assets were $458.5 million and total liabilities were $407.5 million. The total amount of receivables due from Red Iron to the company as of January 29, 2021, January 31, 2020, and October 31, 2020 were $13.1 million, $29.5 million and $12.6 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 29, 2021, January 31, 2020, and October 31, 2020 was $23.0 million, $25.5 million, and $19.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

12	Stock-Based Compensation Plans
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Stock option awards	$2,058	$1,777
Performance share awards	827	548
Restricted stock unit awards	960	942
Unrestricted common stock awards	671	693
Total compensation cost for stock-based compensation awards	$4,516	$3,960
Stock Option Awards
Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors ("Board") on an annual basis in the first quarter of the company’s fiscal year. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers and non-employee members of the company's Board is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee members of the company's Board are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee members of the company's Board for valuation purposes based on similar historical exercise behavior. Expected stock price volatility is based on the daily movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. The expected dividend yield is estimated over the expected life based on the company’s historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company’s stock price.
The table below illustrates the weighted-average valuation assumptions for options granted in the first three months of the following fiscal periods:

	Fiscal 2021	Fiscal 2020
Expected life of option in years	6.21	6.31
Expected stock price volatility	23.26%	19.38%
Risk-free interest rate	0.55%	1.79%
Expected dividend yield	0.86%	0.98%
Per share weighted-average fair value at date of grant	$19.38	$15.37
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2021 and 2020 was $90.59 and $77.33, respectively.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2021 and 2020 was $91.51 and $77.08, respectively.
Unrestricted Common Stock Awards
During the first three months of fiscal 2021 and 2020, 8,070 and 8,920 shares, respectively, of fully vested unrestricted common stock awards were granted to certain members of the company's Board as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Foreign currency translation adjustments	$14,112	$31,749	$24,508
Pension benefits	5,106	4,861	5,106
Cash flow derivative instruments	12,958	(4,489)	4,648
Total accumulated other comprehensive loss	$32,176	$32,121	$34,262

The components and activity of AOCL, net of tax, for the three months of fiscal 2021 and 2020 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive (income) loss before reclassifications	(10,396)	—	6,312	(4,084)
Amounts reclassified from AOCL	—	—	1,998	1,998
Net current period other comprehensive (income) loss	(10,396)	—	8,310	(2,086)
Balance as of January 29, 2021	$14,112	$5,106	$12,958	$32,176

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive loss before reclassifications	724	—	885	1,609
Amounts reclassified from AOCL	—	—	(1,537)	(1,537)
Net current period other comprehensive (income) loss	724	—	(652)	72
Balance as of January 31, 2020	$31,749	$4,861	$(4,489)	$32,121
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average shares of common stock outstanding were as follows:

	Three Months Ended
(Shares in thousands)	January 29, 2021	January 31, 2020
Basic
Weighted-average number of shares of common stock	108,103	107,380
Assumed issuance of contingent shares	19	43
Weighted-average number of shares of common stock outstanding - Basic	108,122	107,423

Diluted
Weighted-average number of shares of common stock outstanding - Basic	108,122	107,423
Effect of dilutive securities	1,072	1,232
Weighted-average number of shares of common stock outstanding - Diluted	109,194	108,655
Incremental shares from options and restricted stock units are computed by the treasury stock method. Options to purchase 268,778 and 262,205 shares of common stock during the first three months of fiscal 2021 and 2020, respectively, were excluded from the computation of diluted net earnings per share because they were anti-dilutive.

15	Contingencies
Litigation
The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also typically involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company reviews certain patents issued by the U.S.

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
In situations where the company receives, or expects to receive, a favorable ruling related to a litigation settlement, the company follows the accounting standards codification guidance for gain contingencies. The company does not allow for the recognition of a gain contingency within its Condensed Consolidated Financial Statements prior to the settlement of the underlying events or contingencies associated with the gain contingency. As a result, the consideration related to a gain contingency is recorded in the Condensed Consolidated Financial Statements during the period in which all underlying events or contingencies are resolved and the gain is realized.
Litigation Settlement
On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of the company, and Briggs & Stratton Corporation (“BGG”) entered into a settlement agreement (“Settlement Agreement”) relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the “Infringement Action”). In the Infringement Action, Exmark alleged that certain mower decks manufactured by BSPPG infringed an Exmark mower deck patent. Despite favorable judgments in the Infringement Action in favor of Exmark, including with regard to awarded damages, actions by BGG during the second half of calendar 2020 put in jeopardy the certainty and timing of the eventual receipt of the damages awarded to Exmark in the Infringement Action, including (i) the filing by BGG and certain of its subsidiaries for bankruptcy relief under chapter 11 of title 11 of the United States Bankruptcy Code (“BGG Bankruptcy”); (ii) the sale of substantially all the assets (but not certain liabilities, including the Infringement Action) of BGG and its subsidiaries to a third-party pursuant to Section 363 of the United States Bankruptcy Code; and (iii) a petition filed by BGG for a panel rehearing of the United States Court of Appeals for the Federal Circuit's decision in the Infringement Action (“Rehearing Petition”).
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provided, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages award to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement. During January 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, the company recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with the company's external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount.

16	Leases
The company enters into contracts that are, or contain, operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, service, marketing, and distribution activities. Contracts that explicitly or implicitly relate to property, plant, and equipment are assessed at inception to determine if the contract is, or contains, a lease. Such contracts for operating lease agreements convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and generally includes all non-cancelable periods. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within cost of sales or selling, general and administrative expense within the Condensed Consolidated Statements of Earnings as dictated by the nature and use of the underlying asset. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
Lease payments are determined at lease commencement and generally represent fixed lease payments as defined within the respective lease agreement or, in the case of certain lease agreements, variable lease payments that are measured as of the lease commencement date based on the prevailing index or market rate. Future adjustments to variable lease payments are defined and scheduled within the respective lease agreement and are determined based upon the prevailing market or index rate at the time of the adjustment relative to the market or index rate determined at lease commencement. Certain other lease agreements contain variable lease payments that are determined based upon actual utilization of the identified asset. Such future adjustments to variable lease payments and variable lease payments based upon actual utilization of the identified asset are not included within the determination of lease payments at commencement but rather, are recorded as variable lease expense in the period in which the variable lease cost is incurred.
Right-of-use assets represent the company's right to use an underlying asset throughout the lease term and lease liabilities represent the company's obligation to make lease payments arising from the lease agreement. The company accounts for operating lease liabilities at lease commencement and on an ongoing basis as the present value of the minimum remaining lease payments under the respective lease term. Minimum remaining lease payments are generally discounted to present value based the estimated incremental borrowing rate at lease commencement as the rate implicit in the lease is generally not readily determinable. Right-of-use assets are measured as the amount of the corresponding operating lease liability for the respective operating lease agreement, adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs, and impairment of the operating lease right-of-use asset, as applicable.
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Operating lease expense	$4,974	$4,834
Short-term lease expense	580	682
Variable lease expense	17	37
Total lease expense	$5,571	$5,553
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$4,682	$4,741
Right-of-use assets obtained in exchange for lease obligations	$293	$6,133
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Weighted-average remaining lease term of operating leases in years	6.9	6.2	7.1
Weighted-average discount rate of operating leases	2.78%	2.81%	2.79%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of January 29, 2021:

(Dollars in thousands)	January 29, 2021
2021 (remaining)	$18,801
2022	15,910
2023	12,515
2024	11,044
2025	9,987
Thereafter	23,613
Total future minimum operating lease payments	91,870
Less: imputed interest	13,033
Present value of operating lease liabilities	$78,837

17	Derivative Instruments and Hedging Activities
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
As of January 29, 2021, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $259.9 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$1,294	$9,244	$802
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	178	3,432	131
Total assets	$1,472	$12,676	$933

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$14,763	$—	$2,687
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	2,200	—	(203)
Total liabilities	$16,963	$—	$2,484
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Derivative assets:
Forward currency contracts:
Gross amounts of recognized assets	$1,472	$12,841	$1,139
Gross liabilities offset in the Condensed Consolidated Balance Sheets	—	(165)	(206)
Net amounts of assets presented in the Condensed Consolidated Balance Sheets	$1,472	$12,676	$933

Derivative liabilities:
Forward currency contracts:
Gross amounts of recognized liabilities	$(16,970)	$—	$(3,233)
Gross assets offset in the Condensed Consolidated Balance Sheets	7	—	749
Net amounts of liabilities presented in the Condensed Consolidated Balance Sheets	$(16,963)	$—	$(2,484)
The following tables present the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended January 29, 2021 and January 31, 2020:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(2,097)	$1,205	$(7,694)	$584
Cost of sales	99	332	(616)	68
Total derivatives designated as cash flow hedging instruments	$(1,998)	$1,537	$(8,310)	$652
The company recognized immaterial gains within other income, net on the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 and fiscal 2020 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of January 29, 2021, the company expects to reclassify approximately $11.6 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	January 29, 2021		January 31, 2020
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$872,986	$(557,950)	$767,483	$(479,395)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(2,097)	99	1,205	332
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$162	$185	$660	$11

The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(3,478)	$220
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(3,478)	$220

18	Fair Value Measurements
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
Recurring Fair Value Measurements
The company's derivative instruments consist of forward currency contracts that are measured at fair value on a recurring basis. The fair value of such forward currency contracts is determined based on observable market transactions of forward currency prices and spot currency rates as of the reporting date. The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2021, January 31, 2020, and October 31, 2020, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
January 29, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,472	$—	$1,472	$—
Total assets	$1,472	$—	$1,472	$—

Liabilities:
Forward currency contracts	$16,963	$—	$16,963	$—
Total liabilities	$16,963	$—	$16,963	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
January 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$12,676	$—	$12,676	$—
Total assets	$12,676	$—	$12,676	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$933	$—	$933	$—
Total assets	$933	$—	$933	$—

Liabilities:
Forward currency contracts	$2,484	$—	$2,484	$—
Total liabilities	$2,484	$—	$2,484	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination or asset acquisition are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations, when applicable. For additional information on the company's business combination and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combination.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of January 29, 2021, January 31, 2020 and October 31, 2020, the company's long-term debt included $424.0 million, $423.9 million and $424.0 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of January 29, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $524.3 million compared to its gross carrying amount of $424.0 million. As of January 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $513.7 million compared to its gross carrying amount of $423.9 million. As of October 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $508.2 million compared to its gross carrying amount of $424.0 million.

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
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Forward-Looking Information
This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. This discussion contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this report for more information.
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial measures that are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") ("non-GAAP financial measures"), as information supplemental and in addition to the most directly comparable financial measures presented in this report that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe they provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges or benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions.
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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our sustainability platform, "Sustainability Endures," directly ties sustainability to our mission to deliver superior innovation and customer care and also provides transparency on our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities. We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the three month period ended January 29, 2021, the company's Other activities consisted of the company's remaining wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the three month period ended January 31, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.
Acquisition of Venture Products, Inc. ("Venture Products")
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. The total acquisition consideration was $163.2 million, of which $25.0 million is expected to be paid throughout fiscal 2021 to the former Venture Products shareholders, subject to any indemnification claims. We funded the acquisition consideration with borrowings under our existing unsecured senior revolving credit facility. Subsequent to the closing date, results of operations for Venture Products have been included within our Professional reportable segment within our Condensed Consolidated Financial Statements and had, and will continue to have, an incremental impact to our Professional reportable segment net sales and segment earnings for the first twelve months post acquisition. For additional information regarding the acquisition and our unsecured senior revolving credit facility utilized to fund the acquisition consideration, refer to Note 2, Business Combination, and Note 6, Indebtedness, respectively, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "the pandemic," or "the virus") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, disrupted global supply chains, and created volatility in financial markets. The global impact of the pandemic has had a material impact on parts of our business, as well as our customers and suppliers, and caused many challenges for our business and manufacturing operations. During the first quarter of fiscal 2021, several jurisdictions around the world continued or again implemented increased restrictions in an effort to curb the ongoing spread of the virus. The ultimate longevity and future severity of such restrictions, the success of the deployment and effectiveness of approved COVID-19 vaccines, and the ultimate impact on our business, operations, and Results of Operations, Financial Position, and Cash Flows as a result of COVID-19 is unknown at this time.
Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, instituting work from home arrangements for those employees who do not need to be physically present at our facilities and sites to perform their job responsibilities, suspending non-essential travel, extensively and frequently disinfecting our facilities and workspaces, suspending non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who must be physically present at our facilities and sites to perform their job responsibilities and where face coverings are required by local government mandates. We also implemented an employee campaign in support of COVID-19 vaccine efforts around the world. This employee campaign is designed to provide information about, and support and encourage our employees to receive, a COVID-19 vaccination when available. We expect to continue our safety measures until we determine that COVID-19 is adequately contained for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.
In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential global infrastructure, agricultural food production, and the enablement of safe areas for outdoor spaces. Government mandated shutdowns or curtailments generally exclude certain essential businesses and services, including businesses that manufacture and sell products that are considered essential to daily lives or otherwise operate in essential or critical sectors. Our operations have been and continue to be considered essential under applicable government mandated orders relating to COVID-19 allowing us to continue our global manufacturing and business operations since the beginning of the pandemic and through the date of the filing of this Quarterly Report on Form 10-Q. While our facilities have remained operational during the first quarter of fiscal 2021, we experienced various degrees of manufacturing cost pressures and inefficiencies. Such manufacturing cost pressures and inefficiencies had an adverse impact on our gross margins for the three month period ended January 29, 2021 and may continue to adversely impact our gross margins going forward. As of the date of the filing of this Quarterly Report on Form 10-Q, we have not experienced significant impacts to our global manufacturing operations due to disruptions in our global supply chain as a result of COVID-19 or otherwise. Although we regularly monitor the adequacy of supply and financial health of the companies in our supply chain, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, could cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions. We currently expect our global manufacturing facilities to remain operational through the remainder of fiscal 2021; however, we currently expect a greater level of supply chain disruptions during the second quarter of fiscal 2021 due to our inability to source adequate amounts of component parts inventory.
During the first quarter of fiscal 2021, our Professional and Residential reportable segments were less impacted by COVID-19 than was experienced throughout most of fiscal 2020. During the first quarter of fiscal 2021, the adverse demand trends we experienced within our Professional segment during much of fiscal 2020 as a result of COVID-19 continued to stabilize. Most notably, our landscape contractor business continued to build upon the momentum generated during the fourth quarter of fiscal 2020 as our channel partners worked to replenish their field inventory levels and we continued to experience strong retail demand. Additionally, our golf and grounds business largely returned to normalized sales levels within the United States as budgetary constraints began to moderate. Our Residential segment continued to build on the momentum generated during fiscal 2020 and experienced strong retail demand during the first quarter of fiscal 2021 for snow thrower products and Flex-Force battery-powered products as we experienced favorable weather conditions. While the continued strong retail demand experienced in our Residential segment is a positive event, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales adversely impacted our gross margins for the three month period ended January 29, 2021 and could continue to adversely impact our gross margins for the remainder of fiscal 2021. Further, as a result of strong business performance, during the first quarter of fiscal 2021, some of the cost reduction measures enacted in fiscal 2020 ceased. Our balance sheet and liquidity profile remained strong as of January 29, 2021 and we expect to continue to our historical practice of prudently managing our expenses and adjusting production levels as needed to align with anticipated sales volumes throughout fiscal 2021.
Significant uncertainty still exists concerning the duration of COVID-19. We will continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations to attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures and such developments could rapidly occur. If the adverse impacts from COVID-19 continue for an extended period of time or worsen, our business and related Results of Operations, Financial Position, or Cash Flows could be adversely impacted. Any sustained adverse impacts to our business and certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows. For additional information regarding risks associated with COVID-19, refer to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q and also refer to Part I, Item 1A, "Risk Factors", within our Annual Report on From 10-K for the fiscal year ended October 31, 2020.
RESULTS OF OPERATIONS
Overview
Worldwide consolidated net sales for the first quarter of fiscal 2021 were $873.0 million, up 13.7 percent compared to $767.5 million in the first quarter of fiscal 2020.
Professional segment net sales for the first quarter of fiscal 2021 were $650.2 million, an increase of 9.3 percent compared to $594.7 million in the first quarter of the prior fiscal year. This increase was primarily driven by increased shipments of landscape contractor zero-turn riding mowers and incremental net sales as a result of our acquisition of Venture Products, partially offset by fewer shipments of underground construction equipment and golf and grounds equipment.
Residential segment net sales for the first quarter of fiscal 2021 were $217.7 million, an increase of 31.3 percent compared to $165.8 million in the first quarter of the prior fiscal year. This increase was mainly driven by strong demand for snow products, Flex-Force battery-powered products, and walk power mowers.
Net earnings for the first quarter of fiscal 2021 were $111.3 million, or $1.02 per diluted share, compared to $70.1 million, or $0.65 per diluted share, for the first quarter of fiscal 2020.

Non-GAAP net earnings for the first quarter of fiscal 2021 were $93.2 million, or $0.85 per diluted share, compared to $69.7 million, or $0.64 per diluted share, for the first quarter of fiscal 2020. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We increased our cash dividend for the first quarter of fiscal 2021 by 5.0 percent to $0.2625 per share compared to $0.25 per share paid in the first quarter of fiscal 2020 and we resumed repurchases of shares of our common stock under our Board authorized repurchase plan during the first quarter of fiscal 2021.
Field inventory levels were lower as of the end of the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 across the majority of our businesses as a result of continued strong retail demand, most notably within our Professional segment landscape contractor and golf and grounds businesses.
Net Sales
Worldwide consolidated net sales for the first quarter of fiscal 2021 were $873.0 million, up 13.7 percent compared to $767.5 million in the first quarter of fiscal 2020. This increase was primarily driven by increased shipments of Professional segment landscape contractor zero-turn riding mowers due to continued strong retail demand and low field inventory levels at the end of fiscal 2020, strong retail demand for Residential segment snow products as a result of favorable winter conditions in key regions, and incremental Professional segment net sales as a result of our acquisition of Venture Products. The net sales increase was partially offset by fewer sales of underground construction equipment as a result of decreased retail demand in the oil and gas industry and timing of international shipments of golf and grounds equipment.
Net sales in international markets increased by 9.0 percent for the first quarter of fiscal 2021. Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $2.5 million for the first quarter of fiscal 2021. The international net sales increase for the quarter comparison was mainly driven by strong demand for both Professional and Residential segment zero-turn riding products, increased sales of underground construction equipment, and incremental net sales as a result of our acquisition of Venture Products, partially offset by the timing of shipments of golf and grounds equipment.
The following table summarizes our Results of Operations as a percentage of consolidated net sales:

	Three Months Ended
	January 29, 2021	January 31, 2020
Net sales	100.0%	100.0%
Cost of sales	(63.9)	(62.5)
Gross profit	36.1	37.5
Selling, general and administrative expense	(19.9)	(25.6)
Operating earnings	16.2	11.9
Interest expense	(0.9)	(1.1)
Other income, net	0.3	0.4
Earnings before income taxes	15.6	11.2
Provision for income taxes	(2.9)	(2.1)
Net earnings	12.7%	9.1%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2021 was $315.0 million, up 9.4 percent compared to $288.1 million in the first quarter of fiscal 2020. Gross margin was 36.1 percent for the first quarter of fiscal 2021 compared to 37.5 percent for the first quarter of fiscal 2020, a decrease of 140 basis points. Non-GAAP gross profit for the first quarter of fiscal 2021 was $315.0 million, up 9.2 percent compared to $288.6 million in the first quarter of fiscal 2020. Non-GAAP gross margin was 36.1 percent for the first quarter of fiscal 2021 compared to 37.6 percent for the first quarter of fiscal 2020, a decrease of 150 basis points. The decrease in gross margin and non-GAAP gross margin for the first quarter comparison was primarily due to manufacturing cost pressures and unfavorable product mix, partially offset by the favorable impact of strategic productivity and synergy initiatives and net price realization.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs related to our acquisition of The Charles Machine Works, Inc. ("CMW"), including charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Selling, General, and Administrative ("SG&A") Expense
SG&A expense decreased $23.4 million, or 11.9 percent, for the first quarter of fiscal 2021. As a percentage of net sales, SG&A expense decreased 570 basis points for the first quarter of fiscal 2021. The decrease in SG&A expense as a percentage of net sales for the first quarter comparison was primarily the result of leveraging expense over higher sales volumes, which further benefited from a favorable net legal settlement with Briggs & Stratton Corporation (“BGG”) and decreased indirect marketing expenses as a result of reduced meeting, travel, and entertainment costs due to COVID-19 safety measures and restrictions.
Interest Expense
Interest expense decreased $0.6 million for the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. This decrease was driven by the reduction in LIBOR, partially offset by higher average outstanding borrowings under our debt arrangements.
Other Income, Net
Other income, net for the first quarter of fiscal 2021 decreased $1.3 million compared to the first quarter of fiscal 2020. This decrease was primarily due to lower income from our Red Iron joint venture as a result of lower field inventory levels and increased inventory turnover at our channel partners due to strong retail demand during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2021 was 18.1 percent compared to 18.6 percent in the first quarter of fiscal 2020. This decrease was the result of a higher level of favorable discrete tax benefits realized during the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020, including the excess tax deduction for share-based compensation.
The non-GAAP effective tax rate for the first quarter of fiscal 2021 was 21.5 percent, compared to a non-GAAP effective tax rate of 21.0 percent in the first quarter of fiscal 2020. The increase was the result of the geographic mix of earnings before income taxes. The non-GAAP effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the first quarter of fiscal 2021 were $111.3 million, or $1.02 per diluted share, compared to $70.1 million, or $0.65 per diluted share, for the first quarter of fiscal 2020. This increase was primarily driven by higher sales volumes, a favorable net legal settlement with BGG, and the favorable impact of strategic productivity and synergy initiatives, partially offset by manufacturing cost pressures and unfavorable product mix.
Non-GAAP net earnings for the first quarter of fiscal 2021 were $93.2 million, or $0.85 per diluted share, compared to $69.7 million, or $0.64 per diluted share, for the first quarter of fiscal 2020, an increase of 32.8 percent per diluted share. This increase in non-GAAP net earnings was primarily driven by higher sales volumes and the favorable impact of strategic productivity and synergy initiatives, partially offset by manufacturing cost pressures and unfavorable product mix. Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the impact of the favorable net legal settlement with BGG, the impact of discrete tax benefits recorded as excess tax deductions for share-based compensation, and acquisition-related costs related to our acquisitions of Venture Products and CMW. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
BUSINESS SEGMENTS
We operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company. As a result, for the three month period ended January 29, 2021, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution company, Red Iron join venture, corporate activities, other income, and interest expense. For the three month period ended January 31, 2020, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution companies, Red Iron joint venture, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.

The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020	Dollar Value Change	Percentage Change
Professional	$650,223	$594,721	$55,502	9.3%
Residential	217,700	165,848	51,852	31.3
Other	5,063	6,914	(1,851)	(26.8)
Total net sales*	$872,986	$767,483	$105,503	13.7%

*Includes international net sales of:	$191,681	$175,835	$15,846	9.0%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	January 29, 2021	January 31, 2020	Dollar Value Change	Percentage Change
Professional	$116,816	$102,474	$14,342	14.0%
Residential	32,108	21,566	10,542	48.9
Other	(13,098)	(37,901)	24,803	65.4
Total segment earnings	$135,826	$86,139	$49,687	57.7%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2021 increased 9.3 percent compared to the first quarter of fiscal 2020. This increase was primarily driven by increased shipments of landscape contractor zero-turn riding mowers due to continued strong retail demand and low field inventory levels at the end of fiscal 2020, as well as incremental net sales as a result of our acquisition of Venture Products. The net sales increase was partially offset by fewer sales of underground construction equipment as a result of decreased retail demand in the oil and gas industry and timing of international shipments of golf and grounds equipment.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2021 increased 14.0 percent compared to the first quarter of fiscal 2020, and when expressed as a percentage of net sales, increased to 18.0 percent from 17.2 percent. As a percentage of net sales, the Professional segment earnings increase was primarily driven by reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes, as well as the favorable impact of strategic productivity and synergy initiatives and net price realization, partially offset by manufacturing cost pressures and unfavorable product mix.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of fiscal 2021 increased 31.3 percent compared to the first quarter of fiscal 2020. This increase was mainly driven by strong retail demand for snow products as a result of favorable winter conditions in key regions, increased sales of Flex-Force battery-powered products primarily due to successful new product introductions; and increased shipments of walk power mowers ahead of our key selling season driven by continued strong channel and retail demand.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2021 increased 48.9 percent compared to the first quarter of fiscal 2020, and when expressed as a percentage of net sales, increased to 14.7 percent from 13.0 percent. As a percentage of net sales, the Residential segment net earnings increase for the first quarter was driven by reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes, as well as the favorable impact of strategic productivity and synergy initiatives and net price realization, partially offset by manufacturing cost pressures and unfavorable product mix.

Other Activities
Other Net Sales
For the first quarter of fiscal 2021, net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. For the first quarter of fiscal 2020, net sales for our Other activities included sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the first quarter of fiscal 2021 decreased by $1.9 million compared to the first quarter of fiscal 2020 due to the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021, which was partially offset by increased sales for our remaining wholly-owned domestic distribution company.
Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2021 decreased $24.8 million compared to the first quarter of fiscal 2020. This operating loss decrease was primarily driven by a favorable net legal settlement with BGG, reduced expenses incurred as a result of the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021, and reduced interest expense on our outstanding borrowings as a result of the reduction in LIBOR. For additional information regarding the favorable net legal settlement with BGG, refer to Note 15, Contingencies, within the Notes to Condensed Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.
FINANCIAL POSITION
Working Capital
Our working capital strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Accounts receivable as of the end of the first quarter of fiscal 2021 decreased $14.3 million, or 4.5 percent, compared to the end of the first quarter of fiscal 2020, primarily due to lower receivables within our international distribution network due to decreased sales in key regions during the fourth quarter of fiscal 2020, as well as a lower receivable from our Red Iron joint venture as a result of lower sales financed under the joint venture near quarter-end within our Professional segment. The decrease was partially offset by higher receivables from the mass retail channel of our Residential segment due to increased sales during the first quarter of fiscal 2021. Inventory levels were down $63.7 million, or 8.6 percent, as of the end of the first quarter of fiscal 2021 compared to the end of the first quarter of fiscal 2020, primarily due to lower finished goods inventories in certain of our Professional segment businesses as a result of increased demand for our products. Accounts payable increased $16.4 million, or 4.7 percent, as of the end of the first quarter of fiscal 2021 compared to the end of the first quarter of fiscal 2020, mainly due to increased purchases of component parts inventories, as well as incremental payables as a result of our acquisition of Venture Products.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first three months of fiscal 2021 was $95.0 million compared to cash used in operating activities for the first three months of fiscal 2020 of $23.3 million. This increase was primarily due to less cash utilized for inventory purchases as a result of strong demand for our products, which exceeded our procurement of commodities, components, parts, and accessories, as well as higher net earnings that were partially driven by a favorable legal settlement with BGG.
Cash Flows from Investing Activities
Cash used in investing activities decreased $9.7 million during the first three months of fiscal 2021 compared to the first three months of fiscal 2020. This decrease was primarily due to cash proceeds from the sale of a Northeastern U.S. distribution company, partially offset by cash used for an immaterial asset acquisition.
Cash Flows from Financing Activities
Cash used in financing activities for the first three months of fiscal 2021 increased $135.5 million compared to the first three months of fiscal 2020. This increase was mainly due to lower borrowings under our debt arrangements, higher repayments of outstanding indebtedness, and the resumption of repurchases of shares of our common stock under our Board authorized repurchase program in the first three months of fiscal 2021.

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
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of January 29, 2021, we had available liquidity of approximately $1,030.9 million, consisting of cash and cash equivalents of approximately $433.4 million, of which approximately $108.9 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $597.5 million.
Indebtedness
The following is a summary of our indebtedness:

(Dollars in thousands)	January 29, 2021	January 31, 2020	October 31, 2020
Revolving credit facility	$—	$14,000	$—
$200 million term loan	100,000	100,000	100,000
$300 million term loan	180,000	180,000	180,000
$190 million term loan	—	—	90,000
3.81% series A senior notes	100,000	100,000	100,000
3.91% series B senior notes	100,000	100,000	100,000
7.8% debentures	100,000	100,000	100,000
6.625% senior notes	123,993	123,931	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,645	3,012	2,855
Total long-term debt	701,348	714,919	791,123
Less: current portion of long-term debt	9,992	113,903	99,873
Long-term debt, less current portion	$691,356	$601,016	$691,250
In addition to our long-term debt, our domestic and non-U.S. operations maintain credit lines for import letters of credit during the normal course of business, as required by some vendor contracts. Collectively, these import letters of credit had a maximum availability of $14.2 million and $13.1 million as of January 29, 2021 and January 31, 2020, respectively. We had $3.9 million and $3.5 million outstanding on such import letters of credit as of January 29, 2021 and January 31, 2020, respectively.
Revolving Credit Facility
Seasonal cash requirements are financed with cash flow from operations, cash on hand, and borrowings under our $600.0 million revolving credit facility that expires in June 2023, as applicable. The revolving credit facility includes a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the facility may be increased by an amount up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants described below.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio (as measured quarterly and defined as the ratio of total indebtedness to consolidated earnings before interest and taxes plus depreciation and amortization expense) and our debt rating. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread that is calculated based on the better of the leverage ratio and our debt rating. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the first quarter of fiscal 2021 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. For the three month period ended January 29, 2021, no interest expense was incurred on our revolving credit facility as we did not have outstanding borrowings during such period. For the three month period ended January 31, 2020, we incurred interest expense of approximately $0.1 million on the outstanding borrowings under our revolving credit facility.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 29, 2021, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the credit agreement for our revolving credit facility as of January 29, 2021, and we expect to be in compliance with all covenants during the remainder of fiscal 2021. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facilities, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our credit agreement.
As of January 29, 2021, we had no borrowings outstanding under the revolving credit facility and $2.5 million outstanding under the sublimit for standby letters of credit, resulting in $597.5 million of unutilized availability under our revolving credit facility. As of January 31, 2020, we had $14.0 million of borrowings outstanding under the revolving credit facility and $1.9 million outstanding under the sublimit for standby letters of credit, resulting in $584.1 million of unutilized availability under our revolving credit facility. As of October 31, 2020, we had no borrowings outstanding under the revolving credit facility and $2.5 million outstanding under the sublimit for standby letters of credit, resulting in $597.5 million of unutilized availability under our revolving credit facility.
$500.0 Million Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the purchase price of the acquisition of CMW and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three-year unsecured senior term loan facility maturing on April 1, 2022 and a $300.0 million five-year unsecured senior term loan facility maturing on April 1, 2024 (collectively, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on the CMW closing date.
There are no scheduled principal amortization payments prior to maturity on the $200.0 million three-year unsecured senior term loan facility. For the $300.0 million five-year unsecured senior term loan facility, we are required to make quarterly principal amortization payments of 2.5 percent of the original aggregate principal balance reduced by any applicable prepayments beginning with the last business day of the thirteenth calendar quarter ending after April 1, 2019, with the remainder of the unpaid principal balance due at maturity. No principal payments are required during the first three and one-quarter (3.25) years of the $300.0 million five-year unsecured senior term loan facility. The term loan facilities may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of January 29, 2021, January 31, 2020, and October 31, 2020, we had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively. Thus, as of January 29, 2021, there was $100.0 million and $180.0 million outstanding under the $200.0 million three-year unsecured senior term loan facility and the $300.0 million five-year unsecured senior term loan facility, respectively. As of January 29, 2021, we have reclassified $10.0 million of the outstanding principal balance of the $300.0 million five-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as this is the amount we intend to repay utilizing anticipated cash flows from operations within the next twelve months.

Outstanding borrowings under the $500.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest is payable quarterly in arrears. For the three month periods ended January 29, 2021 and January 31, 2020, we incurred interest expense of $0.9 million and $1.9 million, respectively, on the outstanding borrowings under the $500.0 million term loan.
The $500.0 million term loan contains customary covenants, including, without limitation, financial covenants, generally consistent with those applicable under our revolving credit facility, such as the maintenance of minimum interest coverage and maximum leverage ratios; and negative covenants, which among other things, limit disposition of assets, consolidations and mergers, restricted payments, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the $500.0 million term loan, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 29, 2021, we were in compliance with all covenants related to our $500.0 million term loan and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our $500.0 million term loan during the remainder of fiscal 2021. If we were out of compliance with any covenant required by the $500.0 million term loan credit agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our $500.0 million term loan credit agreement.
$190.0 Million Term Loan Credit Agreement
On March 30, 2020, we entered into a $190.0 million term loan credit agreement ("$190.0 million term loan") with certain financial institutions for the purpose of refinancing certain of our outstanding borrowings incurred in connection with the acquisition of Venture Products on March 2, 2020, as well as a precautionary measure to increase our liquidity and preserve financial flexibility in light of the uncertainty in the global financial and commercial markets as a result of COVID-19. The $190.0 million term loan provided for a $190.0 million three-year unsecured senior term loan facility maturing on June 19, 2023. The $190.0 million term loan may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. During the three month period ended January 29, 2021, we repaid the remaining $90.0 million outstanding principal balance of the $190.0 million term loan and recognized expense of $0.1 million associated with the accelerated amortization of the remaining unamortized debt issuance costs. As a result of the repayment there were no outstanding borrowings under the $190.0 million term loan as of January 29, 2021.
Outstanding borrowings under the $190.0 million term loan bear interest at a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term loan credit agreement. Interest is payable quarterly in arrears. For the three month period ended January 29, 2021, we incurred interest expense of approximately $0.3 million on the outstanding borrowings under the $190.0 million term loan.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, we entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which we agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, we issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are our unsecured senior obligations.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. We incurred interest expense of approximately $1.9 million on the Senior Notes for the three month periods ended January 29, 2021 and January 31, 2020.

Our private placement note purchase agreement contains customary representations and warranties, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of January 29, 2021, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of January 29, 2021 and we expect to be in compliance with all covenants during the remainder of fiscal 2021. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
7.8% Debentures
In June 1997, we issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, we paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, we had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. We incurred interest expense of $2.0 million for the three month periods ended January 29, 2021 and January 31, 2020.
6.625% Senior Notes
On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million is being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are our unsecured senior obligations and rank equally with our other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, we would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. We incurred interest expense of $2.1 million for the three month periods ended January 29, 2021 and January 31, 2020.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.2625 per share for the first quarter of fiscal 2021 that was paid on January 13, 2021. This was an increase of 5.0 percent over our cash dividend of $0.25 per share for the first quarter of fiscal 2020. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2021.
Share Repurchases
During the first three months of fiscal 2021, we repurchased 332,878 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of January 29, 2021, 6,709,378 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2021, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, and/or other factors.

Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to our end-user customer financing arrangements during the first three months of fiscal 2021.
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), established as Red Iron, a subsidiary of TCF National Bank, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the three month period ended January 29, 2021 and January 31, 2020 was $511.3 million and $405.1 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions financed $92.6 million and $87.1 million of receivables for such dealers and distributors during the three month periods ended January 29, 2021 and January 31, 2020, respectively. As of January 29, 2021 and January 31, 2020, $147.6 million and $161.1 million of receivables financed by these third-party financing companies, excluding Red Iron, respectively, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of January 29, 2021 and January 31, 2020, we were contingently liable to repurchase up to a maximum amount of $111.2 million and $128.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the three month period ended January 29, 2021 and January 31, 2020. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such contractual obligations during the first three months of fiscal 2021, with the exception of the repayment of the $190.0 million term loan during the first quarter of fiscal 2021 described in further detail in the section titled "Liquidity and Capital Resources" within this MD&A.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron or other third-party financial institutions. Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K. There have been no material changes to such off-balance sheet arrangements during the first three months of fiscal 2021.

NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Quarterly Report on Form 10-Q that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe they provide meaningful supplemental information regarding our core operational performance and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges and benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance. These non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.
The following table provides a reconciliation of financial measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial measures for the three month periods ended January 29, 2021 and January 31, 2020:

	Three Months Ended
(Dollars in thousands, except per share data)	January 29, 2021	January 31, 2020
Gross profit	$315,036	$288,088
Acquisition-related costs[2]	—	470
Non-GAAP gross profit	$315,036	$288,558

Gross margin	36.1%	37.5%
Acquisition-related costs[2]	—%	0.1%
Non-GAAP gross margin	36.1%	37.6%

Operating earnings	$141,465	$91,129
Litigation settlement, net[1]	(17,075)	—
Acquisition-related costs[2]	—	2,018
Non-GAAP operating earnings	$124,390	$93,147

Earnings before income taxes	$135,826	$86,139
Litigation settlement, net[1]	(17,075)	—
Acquisition-related costs[2]	—	2,018
Non-GAAP earnings before income taxes	$118,751	$88,157

Net earnings	$111,281	$70,091
Litigation settlement, net[1]	(13,455)	—
Acquisition-related costs[2]	—	1,633
Tax impact of share-based compensation[3]	(4,578)	(2,035)
Non-GAAP net earnings	$93,248	$69,689

	Three Months Ended
(Dollars in thousands, except per share data)	January 29, 2021	January 31, 2020
Diluted EPS	$1.02	$0.65
Litigation settlement, net[1]	(0.13)	—
Acquisition-related costs[2]	—	0.01
Tax impact of share-based compensation[3]	(0.04)	(0.02)
Non-GAAP diluted EPS	$0.85	$0.64

Effective tax rate	18.1%	18.6%
Tax impact of share-based compensation[3]	3.4%	2.4%
Non-GAAP effective tax rate	21.5%	21.0%
1    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Accordingly, litigation settlement, net represents the net amount recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the settlement of the Infringement Action during the three month period ended January 29, 2021. Refer to Footnote 15, Contingencies, for additional information regarding the settlement of the Infringement Action.
2    On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. For additional information regarding these acquisitions, refer to Note 2, Business Combination, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three month period ended January 31, 2020 represent costs incurred related to our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to our acquisition of CMW. No acquisition-related costs were incurred during the three month period ended January 29, 2021.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for share-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, can be unpredictable and can significantly impact the company's net earnings, diluted EPS, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for share-based compensation during the three month periods ended January 29, 2021 and January 31, 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for a discussion of our critical accounting policies and estimates.
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
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19, have and could continue to impact demand for our products, and ultimately, our net sales and earnings. These include but are not limited to business closures; slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of golf course activity, including food and beverage spending, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; further increased unemployment rates; prolonged high unemployment rates; higher costs of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings.
•COVID-19 has materially adversely impacted portions of our business, financial condition and operating results and will likely continue to adversely impact portions of our business and such impact could continue to be material and will depend on numerous evolving factors, including: the duration of COVID-19; governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19; the success of the deployment of approved COVID-19 vaccines and their effectiveness; the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts; our ability during COVID-19 to continue operations and/or adjust our production schedules; significant reductions or volatility in demand for one or more of our products or services; the effect of COVID-19 on our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; logistics costs and challenges; costs incurred as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations; potential future restructuring, impairment or other charges; availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols; our ability to establish and maintain appropriate estimates and assumptions used to prepare the Condensed Consolidated Financial Statements; the continued impact of COVID-19 on the financial and credit markets and economic activity generally; our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; our ability to comply with the financial covenants in our debt agreements if the material economic downturn as a result of COVID-19 results in substantially increased indebtedness and/or lower EBITDA for us; and the continued exasperation of negative impacts as a result of the occurrence of a global or national recession, depression or other sustained adverse market event as a result of COVID-19. In addition, the impacts from COVID-19 and efforts to contain it have heightened the other risks described herein.
•Our Professional segment net sales are dependent upon certain and varied factors. Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Among other things, any one of a combination of the following factors, many of which have been adversely impacted by COVID-19, could result in a decrease in spending and demand for our products and have an adverse effect on our Professional segment net sales: golf course revenues; reduced levels of investment in golf course renovations and improvements; the level of new golf course development and golf course closures; reduced consumer and business spending on property maintenance, including lawn care and snow removal activities; construction activity; low or reduced levels of infrastructure improvements; decreased oil and gas construction activities; a decline in acceptance of, and demand for, ag-irrigation solutions for agricultural production; availability of cash or credit for our customers to finance new product purchases; and customer and/or government budgetary constraints, resulting in reduced spending for grounds maintenance or construction equipment.
•If we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers, we may experience a decrease in demand for our products, and our net sales, which have historically benefited from the introduction of new products, may be adversely affected.
•Increases in the cost of commodities, components, parts and accessories that we purchase and/or increases in other costs of doing business have, and could continue to, adversely affect our profit margins and businesses. We purchase commodities, components, parts and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities, components, parts and accessories, increased costs, including as a result of COVID-19, increased tariffs, duties or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, or the inability of suppliers to continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses.
•Disruption and/or shortages in the availability of commodities, components, parts, or accessories used in our products has, and could continue to, adversely affect our business.
•Any disruption at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing, open and manage new or acquired, and/or move production between manufacturing facilities could adversely affect our business and operating results.
•If we underestimate and overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted. Our ability to manage our inventory levels to meet our customers' demand for our products is important for our business. Managing inventory levels in the current COVID-19 commercial environment is particularly difficult as a result of changes to production operations, locations and schedules as well as demand volatility and availability of supply of commodities, components, parts or accessories used in our products. Such manufacturing inefficiencies have resulted in unfavorable manufacturing variances that have negatively impacted our financial results. If such manufacturing inefficiencies continue, we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand, and/or do not produce or maintain appropriate inventory levels, our net sales, profit margins, net earnings, and/or working capital could be negatively impacted.
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
•Weather conditions, including conditions exacerbated by global climate changes, have previously impacted demand for some of our products and/or caused disruptions in our operations, including as a result of disruption in our supply chain, and may impact such items in the future which may adversely affect our net sales or otherwise adversely affect our operating results.
•Fluctuations in foreign currency exchange rates have in the past affected our operating results and could continue to result in declines in our net sales and net earnings.
•Our Residential segment net sales are dependent upon consumers buying our products at mass retailers, dealers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
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
•As of January 29, 2021, we had goodwill of $422.2 million and other intangible assets of $410.6 million, including goodwill and other intangible assets from the Venture Products acquisition. These amounts are maintained in various reporting units and together comprise 29.0 percent of our total assets as of January 29, 2021. If we determine that our goodwill or other intangible assets recorded in connection with the acquisition of Venture Products or any other prior or future acquisition have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our results of operations and financial condition.
•Failure to successfully complete divestitures or other restructuring activities could negatively affect our operations.

•We face intense competition in all of our product lines with numerous manufacturers, including some that have larger operations and greater financial resources than us. We may not be able to compete effectively against competitors’ actions, which could harm our business and operating results.
•A significant percentage of our consolidated net sales is generated outside of the United States and we intend to continue to expand our international operations. Our international operations also require significant management attention and financial resources; expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, including implications of withdrawal by the U.S. from, or revision to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, trade regulation and/or industry activity that favors domestic companies, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, pandemics and/or epidemics, including COVID-19, or weakened international economic conditions; and may not be successful or produce desired levels of net sales. In addition, a portion of our international net sales are financed by third parties. The termination of our agreements with these third parties, any material change to the terms of our agreements with these third parties or in the availability or terms of credit offered to our international customers by these third parties, or any delay in securing replacement credit sources, could adversely affect our sales and operating results.
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
•Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. During all periods presented in this Quarterly Report on Form 10-Q, such labor needs were negatively impacted by COVID-19 and such impact is expected to continue. Any failure by us, or our suppliers and/or distribution partners, to hire and/or retain a labor force, including to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or by such labor force to adequately and safely perform their jobs could adversely affect our business, operating results, and reputation.
•Our labor force, and those of our suppliers and distribution channel partners, have been impacted by COVID-19 and such impact will likely continue, including as a result of global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19. Furthermore, we have incurred additional costs as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including remote working accommodations, enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees.
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
•Our company, business, properties, and products are subject to laws, rules, policies, and regulations, with which compliance may require us to incur expenses or modify our products or operations and non-compliance may result in harm to our reputation and/or expose us to penalties. Laws, rules, policies, and regulations may also adversely affect the demand for some of our products and our operating results. In addition, changes in laws, rules, policies, and regulations in the U.S. or other countries in which we conduct business also may adversely affect our financial results, including as a result of: (1) adoption of laws and regulations to address COVID-19, (ii) taxation and tax policy changes, tax rate changes, new tax laws, new or revised ta law interpretations or guidance, including as a result of the Tax Act, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international policies or trade agreements or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, that could result in additional duties or other charges on commodities, components, parts, or accessories we import.
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
•We are dependent upon the availability of floor plan financing to provide competitive inventory financing programs to certain distributors and dealers of our products. Any material change in the availability or terms of credit offered to our customers by our floor plan arrangements, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to available floor plan platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources, could adversely affect our net sales and operating results.
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
•A downgrade to our credit ratings could increase our cost of funding and/or adversely affect our access to capital markets or the availability of funding from a variety of lenders.
•The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
•We are expanding and renovating our corporate and other facilities and could experience disruptions to our operations in connection with such efforts.
•We may not achieve our projected financial information or other business initiatives in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results and financial condition.
•Brexit and the uncertainty regarding its implementation and effect could disrupt our operations and adversely affect our operating results.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2021 through fiscal 2023. All items are non-trading and stated in U.S. dollars. As of January 29, 2021, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7126	$107,812	$99,529	$(8,283)
Buy U.S. dollar/Sell Canadian dollar	1.3434	31,248	29,693	(1,555)
Buy U.S. dollar/Sell Euro	1.1797	146,955	141,844	(5,111)
Buy U.S. dollar/Sell British pound	1.3079	41,186	39,172	(2,014)
Buy Mexican peso/Sell U.S. dollar	22.5779	$19,455	$20,927	$1,472
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of January 29, 2021 includes $424.0 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations and $280.0 million of gross LIBOR-based borrowings under our term loan credit agreements. As of January 29, 2021, we did not have an outstanding balance on our LIBOR-based revolving credit facility.

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
Our primary cost exposures for commodities, components, parts, and accessories are with steel, aluminum, petroleum and natural gas-based resins, copper, lead, rubber, linerboard, engines, transmissions, transaxles, hydraulics, electric motors, and others, for use in our products. Our largest spend for commodities, components, parts, and accessories are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electric motors, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would continue to mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. However, to the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first three months of fiscal 2021, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was slightly higher compared to the first three months of fiscal 2020. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2021 will be higher than the average costs experienced during the comparable period of fiscal 2020.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls.
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

Changes in Internal Control Over Financial Reporting
On March 2, 2020, during the second quarter of fiscal 2020, we completed the acquisition of Venture Products. Prior to this acquisition, Venture Products was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Venture Products that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for Venture Products during fiscal 2021. Accordingly, we expect to include Venture Products within our assessment of internal control over financial reporting as of October 31, 2021.
With the exception of internal control related integration activities associated with the company's acquisition of Venture Products, there was no change in our internal control over financial reporting that occurred during the three month period ended January 29, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment disputes, and patent litigation cases. For a description of our material legal proceedings, see Note 15, Contingencies, in our Notes to Condensed Consolidated Financial Statements under the headings titled "Litigation" and "Litigation Settlement" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.
ITEM 1A.  RISK FACTORS
We are affected by risks specific to us, as well as factors that affect all businesses operating in a global market. The material risk factors known to us that could materially adversely affect our business, reputation, industry, operating results, or financial position or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. "Risk Factors." There has been no material change in those risk factors.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in our first quarter ended January 29, 2021:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 1, 2020 through December 4, 2020	—	$—	—	7,042,256
December 5, 2020 through January 1, 2021	204,033	94.16	204,033	6,838,223
January 2, 2021 through January 29, 2021	130,012	94.27	128,845	6,709,378
Total	334,045	$94.20	332,878
1    On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 332,878 shares under this authorized stock repurchase program during the period indicated above and 6,709,378 shares remained available to repurchase under this authorized stock repurchase program as of January 29, 2021.
2    Includes 1,167 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $100.22 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plan. These 1,167 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	101	The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2021, filed with the SEC on March 4, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended January 29, 2021 and January 31, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three month periods ended January 29, 2021 and January 31, 2020, (iii) Condensed Consolidated Balance Sheets as of January 29, 2021, January 31, 2020, and October 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended January 29, 2021 and January 31, 2020, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended January 29, 2021 and January 31, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 4, 2021	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Treasurer and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)