Form 10-Q
period 2021-04-30
TORO CO
filed 2021-06-03
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of May 27, 2021 was 107,063,422.

THE TORO COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Net sales	$1,149,107	$929,398	$2,022,093	$1,696,881
Cost of sales	746,154	622,681	1,304,104	1,102,076
Gross profit	402,953	306,717	717,989	594,805
Selling, general and administrative expense	222,237	180,922	395,808	377,881
Operating earnings	180,716	125,795	322,181	216,924
Interest expense	(7,124)	(8,659)	(14,646)	(16,815)
Other income, net	3,651	4,235	5,534	7,401
Earnings before income taxes	177,243	121,371	313,069	207,510
Provision for income taxes	35,072	22,925	59,617	38,973
Net earnings	$142,171	$98,446	$253,452	$168,537

Basic net earnings per share of common stock	$1.32	$0.92	$2.35	$1.57

Diluted net earnings per share of common stock	$1.31	$0.91	$2.32	$1.55

Weighted-average number of shares of common stock outstanding — Basic	107,753	107,552	107,937	107,487

Weighted-average number of shares of common stock outstanding — Diluted	108,898	108,500	109,052	108,581

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Net earnings	$142,171	$98,446	$253,452	$168,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,603	(5,167)	11,999	(5,891)
Derivative instruments, net of tax of $291; $843; $(2,500); and $1,032, respectively	1,161	2,674	(7,149)	3,326
Pension benefits	—	912	—	912
Other comprehensive income (loss), net of tax	2,764	(1,581)	4,850	(1,653)
Comprehensive income	$144,935	$96,865	$258,302	$166,884

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	April 30, 2021	May 1, 2020	October 31, 2020
ASSETS
Cash and cash equivalents	$497,635	$200,004	$479,892
Receivables, net	391,236	400,444	261,135
Inventories, net	628,811	714,167	652,433
Prepaid expenses and other current assets	41,809	59,938	34,188
Total current assets	1,559,491	1,374,553	1,427,648

Property, plant, and equipment, net	453,548	453,761	467,919
Goodwill	422,250	426,175	424,075
Other intangible assets, net	432,929	417,886	408,305
Right-of-use assets	73,774	84,091	78,752
Investment in finance affiliate	25,295	27,836	19,745
Deferred income taxes	9,183	4,597	6,466
Other assets	19,639	22,576	20,318
Total assets	$2,996,109	$2,811,475	$2,853,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$99,959	$99,868	$99,873
Accounts payable	421,738	327,354	363,953
Accrued liabilities	451,585	414,499	376,524
Short-term lease liabilities	15,622	14,012	15,447
Total current liabilities	988,904	855,733	855,797

Long-term debt, less current portion	591,496	790,908	691,250
Long-term lease liabilities	61,314	72,228	66,641
Deferred income taxes	74,440	70,755	70,435
Other long-term liabilities	50,538	36,901	54,277

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 107,042,925 shares as of April 30, 2021, 107,110,815 shares as of May 1, 2020, and 107,582,670 shares as of October 31, 2020	107,043	107,111	107,583
Retained earnings	1,151,786	911,541	1,041,507
Accumulated other comprehensive loss	(29,412)	(33,702)	(34,262)
Total stockholders’ equity	1,229,417	984,950	1,114,828
Total liabilities and stockholders’ equity	$2,996,109	$2,811,475	$2,853,228

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 30, 2021	May 1, 2020
Cash flows from operating activities:
Net earnings	$253,452	$168,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(3,329)	(4,010)
(Contributions to) distributions from finance affiliate, net	(2,221)	322
Depreciation of property, plant and equipment	38,045	35,951
Amortization of other intangible assets	11,134	9,618
Fair value step-up adjustment to acquired inventory	—	2,864
Stock-based compensation expense	10,345	5,367
Deferred income taxes	137	860
Other	(175)	374
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(130,032)	(126,639)
Inventories, net	18,652	(43,095)
Prepaid expenses and other assets	360	(2,870)
Accounts payable, accrued liabilities, deferred revenue and other liabilities	122,251	23,606
Net cash provided by operating activities	318,619	70,885

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,198)	(27,167)
Business combinations, net of cash acquired	(14,874)	(136,431)
Asset acquisitions, net of cash acquired	(26,976)	—
Proceeds from asset disposals	91	46
Proceeds from sale of a business	18,432	—
Net cash used in investing activities	(49,525)	(163,552)

Cash flows from financing activities:
Borrowings under debt arrangements	—	636,025
Repayments under debt arrangements	(100,000)	(446,025)
Proceeds from exercise of stock options	10,865	8,347
Payments of withholding taxes for stock awards	(1,169)	(1,482)
Purchases of TTC common stock	(107,152)	—
Dividends paid on TTC common stock	(56,602)	(53,744)
Net cash (used in) provided by financing activities	(254,058)	143,121

Effect of exchange rates on cash and cash equivalents	2,707	(2,278)

Net increase in cash and cash equivalents	17,743	48,176
Cash and cash equivalents as of the beginning of the fiscal period	479,892	151,828
Cash and cash equivalents as of the end of the fiscal period	$497,635	$200,004

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 29, 2021	$107,613	$1,104,285	$(32,176)	$1,179,722
Cash dividends paid on common stock - $0.2625 per share	—	(28,191)	—	(28,191)
Issuance of 172,284 shares for exercised stock options and vested restricted stock units	173	2,978	—	3,151
Stock-based compensation expense	—	5,829	—	5,829
Purchase of 742,790 shares of common stock	(743)	(75,286)	—	(76,029)
Other comprehensive income	—	—	2,764	2,764
Net earnings	—	142,171	—	142,171
Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417

Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.525 per share	—	(56,602)	—	(56,602)
Issuance of 523,463 shares for exercised stock options and vested restricted stock units and performance share awards	523	8,857	—	9,380
Stock-based compensation expense	—	10,345	—	10,345
Contribution of 22,700 shares to a deferred compensation trust	23	1,462	—	1,485
Purchase of 1,085,907 shares of common stock	(1,086)	(107,235)	—	(108,321)
Other comprehensive income	—	—	4,850	4,850
Net earnings	—	253,452	—	253,452
Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417

Balance as of January 31, 2020	$106,977	$837,194	$(32,121)	$912,050
Cash dividends paid on common stock - $0.25 per share	—	(26,888)	—	(26,888)
Issuance of 135,414 shares for exercised stock options and vested restricted stock units	136	1,501	—	1,637
Stock-based compensation expense	—	1,407	—	1,407
Purchase of 1,872 shares of common stock	(2)	(119)	—	(121)
Other comprehensive loss	—	—	(1,581)	(1,581)
Net earnings	—	98,446	—	98,446
Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950

Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.50 per share	—	(53,744)	—	(53,744)
Issuance of 388,347 shares for exercised stock options and vested restricted stock units and performance share awards	389	5,390	—	5,779
Stock-based compensation expense	—	5,367	—	5,367
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 19,612 shares of common stock	(20)	(1,462)	—	(1,482)
Other comprehensive loss	—	—	(1,653)	(1,653)
Net earnings	—	168,537	—	168,537
Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 30, 2021

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Due to seasonality within the industries in which the company's business operates and the current COVID-19 pandemic, among other factors, operating results for the six months ended April 30, 2021 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2021.
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the company remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines and their effectiveness. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements as of and for the six months ended April 30, 2021 in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
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
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under accounting standards codification Topic 740, Income Taxes. The amended guidance will become effective for the company in the first quarter of fiscal 2022. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance will become effective for the company in the first quarter of fiscal 2022. Early adoption is permitted. The company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements.
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

2	Business Combination and Asset Acquisitions
Venture Products, Inc. ("Venture Products")
On March 2, 2020, the company completed its acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened the company's Professional segment and expanded its dealer network. On the closing date of the acquisition, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million ("initial cash payment") and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to the company. The preliminary merger consideration was subject to certain customary adjustments, which were finalized during the third quarter of fiscal 2020 and resulted in an aggregate merger consideration of $163.2 million and at such time, $4.5 million of the holdback set aside for such customary adjustments was released accordingly. During the second quarter of fiscal 2021, $14.9 million of the remaining holdback was released and the remaining holdback of $10.0 million is expected to expire throughout the remainder of fiscal 2021. As of the closing date of the acquisition, the company funded the initial cash payment with borrowings under its unsecured senior revolving credit facility.
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their fair values as of the closing date of the acquisition. Such fair values were based on internal company and independent external third-party valuations. The following table summarizes the allocation of the purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed:

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
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the Venture Products acquisition was recognized within the company's Professional segment and is non-deductible for tax purposes. During the first quarter of fiscal 2021, the company completed its valuation of income taxes to finalize the purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $1.0 million from the amounts reporting within the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Such purchase accounting adjustment did not impact the company's Condensed Consolidated Statements of Earnings for the three and six month periods ended April 30, 2021.
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
Asset Acquisitions
Effective November 4, 2020, during the first quarter of fiscal 2021, the company completed the acquisition of Turflynx, Lda, a developer of innovative autonomous solutions for turf management and effective March 1, 2021, during the second quarter of fiscal 2021, the company completed the acquisition of Left Hand Robotics, Inc., a developer of innovative autonomous solutions for turf and snow management. These acquisitions support the development of alternative power, smart-connected, and autonomous products within the company's Professional and Residential segments. Neither of these acquisitions met the definition of a business combination as substantially all of the fair value of the gross assets acquired in each acquisition was concentrated in the respective finite-lived developed technology other intangible asset and as a result, the company accounted for each of these transactions as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. These asset acquisitions were immaterial in relation to the company's Consolidated Financial Condition and Results of Operations and as a result, additional purchase accounting disclosures have been omitted.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified eleven operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the three and six month periods ended April 30, 2021, the company's Other activities consisted of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the three and six month periods ended May 1, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.
The following tables present summarized financial information concerning the company’s reportable segments and Other activities (in thousands):

Three Months Ended April 30, 2021	Professional	Residential	Other	Total
Net sales	$828,358	$315,035	$5,714	$1,149,107
Intersegment gross sales (eliminations)	9,151	10	(9,161)	—
Earnings (loss) before income taxes	$167,132	$45,986	$(35,875)	$177,243

Six Months Ended April 30, 2021	Professional	Residential	Other	Total
Net sales	$1,478,581	$532,735	$10,777	$2,022,093
Intersegment gross sales (eliminations)	15,793	26	(15,819)	—
Earnings (loss) before income taxes	283,948	78,094	(48,973)	313,069
Total assets	$1,980,708	$365,040	$650,361	$2,996,109

Three Months Ended May 1, 2020	Professional	Residential	Other	Total
Net sales	$661,087	$261,998	$6,313	$929,398
Intersegment gross sales (eliminations)	16,642	34	(16,676)	—
Earnings (loss) before income taxes	$106,259	$37,122	$(22,010)	$121,371

Six Months Ended May 1, 2020	Professional	Residential	Other	Total
Net sales	$1,255,808	$427,846	$13,227	$1,696,881
Intersegment gross sales (eliminations)	25,413	61	(25,474)	—
Earnings (loss) before income taxes	208,733	58,688	(59,911)	207,510
Total assets	$2,052,529	$328,068	$430,878	$2,811,475
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Corporate expenses	$(33,714)	$(15,441)	$(45,017)	$(47,883)
Interest expense	(7,124)	(8,659)	(14,646)	(16,815)
Earnings from wholly-owned domestic distribution companies and other income, net	4,963	2,090	10,690	4,787
Total operating loss	$(35,875)	$(22,010)	$(48,973)	$(59,911)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended April 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$706,341	$308,649	$4,330	$1,019,320
Irrigation	122,017	6,386	1,384	129,787
Total net sales	$828,358	$315,035	$5,714	$1,149,107

Revenue by geographic market:
United States	$620,205	$267,613	$5,714	$893,532
International Countries	208,153	47,422	—	255,575
Total net sales	$828,358	$315,035	$5,714	$1,149,107

Six Months Ended April 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,282,116	$514,572	$8,272	$1,804,960
Irrigation	196,465	18,163	2,505	217,133
Total net sales	$1,478,581	$532,735	$10,777	$2,022,093

Revenue by geographic market:
United States	$1,122,065	$441,995	$10,777	$1,574,837
International Countries	356,516	90,740	—	447,256
Total net sales	$1,478,581	$532,735	$10,777	$2,022,093

Three Months Ended May 1, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$569,143	$257,400	$3,835	$830,378
Irrigation	91,944	4,598	2,478	99,020
Total net sales	$661,087	$261,998	$6,313	$929,398

Revenue by geographic market:
United States	$509,277	$231,764	$6,313	$747,354
International Countries	151,810	30,234	—	182,044
Total net sales	$661,087	$261,998	$6,313	$929,398

Six Months Ended May 1, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,093,052	$409,858	$9,360	$1,512,270
Irrigation	162,756	17,988	3,867	184,611
Total net sales	$1,255,808	$427,846	$13,227	$1,696,881

Revenue by geographic market:
United States	$963,565	$362,102	$13,227	$1,338,894
International Countries	292,243	65,744	—	357,987
Total net sales	$1,255,808	$427,846	$13,227	$1,696,881
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of April 30, 2021 and October 31, 2020, $23.7 million and $21.9 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended April 30, 2021, the company recognized $2.3 million and $4.8 million, respectively, of the October 31, 2020 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $5.2 million of the October 31, 2020 deferred revenue amount within net sales throughout the remainder of fiscal 2021, $6.9 million in fiscal 2022, and $5.0 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2021 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2020	$412,061	$10,480	$1,534	$424,075
Purchase price allocation adjustment	(1,027)	—	—	(1,027)
Goodwill divested	—	—	(1,534)	(1,534)
Translation adjustments	568	168	—	736
Balance as of April 30, 2021	$411,602	$10,648	$—	$422,250
Other Intangible Assets, Net
The components of other intangible assets, net as of April 30, 2021, May 1, 2020, and October 31, 2020 were as follows (in thousands):

April 30, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,276	$(14,304)	$3,972
Non-compete agreements	5.5	6,908	(6,856)	52
Customer-related	18.2	239,838	(55,407)	184,431
Developed technology	7.0	87,551	(38,535)	49,016
Trade names	15.3	7,563	(2,792)	4,771
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,526	(122,284)	242,242
Indefinite-lived - trade names		190,687	—	190,687
Total other intangible assets, net		$555,213	$(122,284)	$432,929

May 1, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,227	$(13,494)	$4,733
Non-compete agreements	5.5	6,865	(6,794)	71
Customer-related	18.2	239,383	(40,555)	198,828
Developed technology	7.6	51,854	(33,199)	18,655
Trade names	15.4	7,476	(2,304)	5,172
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,195	(100,736)	227,459
Indefinite-lived - trade names		190,427	—	190,427
Total other intangible assets, net		$518,622	$(100,736)	$417,886

October 31, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,257	$(13,919)	$4,338
Non-compete agreements	5.5	6,892	(6,831)	61
Customer-related	18.2	239,634	(48,005)	191,629
Developed technology	7.6	51,995	(35,208)	16,787
Trade names	15.4	7,530	(2,552)	4,978
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,698	(110,905)	217,793
Indefinite-lived - trade names		190,512	—	190,512
Total other intangible assets, net		$519,210	$(110,905)	$408,305
For the three and six months ended April 30, 2021, amortization expense for finite-lived intangible assets was $6.2 million and $11.1 million, respectively. For the three and six months ended May 1, 2020, amortization expense for finite-lived intangible assets was $4.9 million and $9.6 million, respectively. Estimated amortization expense for the remainder of fiscal 2021 and succeeding fiscal years is as follows: fiscal 2021 (remainder), $12.7 million; fiscal 2022, $24.2 million; fiscal 2023, $22.4 million; fiscal 2024, $21.4 million; fiscal 2025, $19.8 million; fiscal 2026, $19.1 million; and after fiscal 2026, $122.6 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
$600 million revolving credit facility, due June 2023	$—	$—	$—
$200 million term loan, due April 2022	100,000	100,000	100,000
$300 million term loan, due April 2024	170,000	180,000	180,000
$190 million term loan, due June 2023	—	190,000	90,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,009	123,947	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,554	3,171	2,855
Total long-term debt	691,455	890,776	791,123
Less: current portion of long-term debt	99,959	99,868	99,873
Long-term debt, less current portion	$591,496	$790,908	$691,250
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2021 and succeeding fiscal years are as follows: fiscal 2021 (remainder), $0.0 million; fiscal 2022, $108.5 million; fiscal 2023, $17.0 million; fiscal 2024, $144.5 million; fiscal 2025, $0.0 million; fiscal 2026, $0.0 million; and after fiscal 2026, $425.0 million. As of April 30, 2021, the company reclassified the remaining $100.0 million outstanding balance under the $200.0 million three-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the maturity date of the $200.0 million three-year unsecured senior term loan facility is April 1, 2022 and is within the next twelve months. During the first six months of fiscal 2021, the company prepaid the remaining $90.0 million of outstanding borrowings under the $190.0 million three-year unsecured senior term loan facility and prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility.

7	Divestiture
On November 2, 2020, in the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. The divestiture was not material based on the company's Consolidated Financial Condition and Results of Operations.

8	Inventories, Net
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for a majority of the company's inventories. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. The company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed.
Inventories, net were as follows:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Raw materials and work in process	$242,093	$198,807	$168,759
Finished goods and service parts	468,805	597,431	565,761
Total FIFO and average cost value	710,898	796,238	734,520
Less: adjustment to LIFO value	82,087	82,071	82,087
Total inventories, net	$628,811	$714,167	$652,433

9	Property, Plant and Equipment, Net
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings, land improvements, and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Expenditures for general maintenance and repairs are charged to cost of sales or selling, general and administrative expense within the Condensed Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.
Property, plant and equipment, net was as follows:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Land and land improvements	$56,674	$55,298	$57,387
Buildings and leasehold improvements	300,321	287,303	301,848
Machinery and equipment	507,438	466,388	499,312
Tooling	232,538	216,177	231,142
Computer hardware and software	102,308	94,026	102,312
Construction in process	64,592	71,309	48,157
Property, plant, and equipment, gross	1,263,871	1,190,501	1,240,158
Less: accumulated depreciation	810,323	736,740	772,239
Property, plant, and equipment, net	$453,548	$453,761	$467,919

10	Product Warranty Guarantees
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

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Beginning balance	$108,783	$96,623	$107,121	$96,604
Provisions	21,823	17,072	38,518	31,103
Acquisitions	—	2,557	—	2,557
Claims	(15,618)	(16,927)	(30,804)	(31,630)
Changes in estimates	4,401	3,559	4,554	4,250
Ending balance	$119,389	$102,884	$119,389	$102,884

11	Investment in Finance Affiliate
The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of TCF National Bank, are parties to the Red Iron joint venture ("Red Iron"), which was established primarily to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the six months ended April 30, 2021 and May 1, 2020.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended April 30, 2021 and May 1, 2020 were $1,180.9 million and $886.4 million, respectively. As of April 30, 2021, Red Iron’s total assets were $499.2 million and total liabilities were $443.0 million. The total amount of receivables due from Red Iron to the company as of April 30, 2021, May 1, 2020, and October 31, 2020 were $17.1 million, $23.3 million and $12.6 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of April 30, 2021, May 1, 2020, and October 31, 2020 was $25.3 million, $27.8 million, and $19.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

12	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Stock option awards	$2,598	$2,316	$4,657	$4,094
Performance share awards	2,194	(1,885)	3,020	(1,338)
Restricted stock unit awards	1,037	976	1,997	1,918
Unrestricted common stock awards	—	—	671	693
Total compensation cost for stock-based compensation awards	$5,829	$1,407	$10,345	$5,367
During the second quarter of fiscal 2020, in response to COVID-19 and its current and projected impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows at that time, the probability of achieving the company's performance goals was revised. Such revision impacted the company's performance share awards, which resulted in a reduction in the cumulative expense recorded for such awards within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the three and six month periods ended May 1, 2020.
Stock Option Awards
Under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"), stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors ("Board") on an annual basis in the first quarter of the company’s fiscal year. Compensation cost equal to the grant date fair value is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers and non-employee Board members is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience.
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee Board members are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee members of the company's Board for valuation purposes based on similar historical exercise behavior. Expected stock price volatility is based on the daily movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. The expected dividend yield is estimated over the expected life based on the company’s historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company’s stock price.
The table below illustrates the weighted-average valuation assumptions for options granted in the first six months of the following fiscal periods:

	Fiscal 2021	Fiscal 2020
Expected life of option in years	6.21	6.31
Expected stock price volatility	23.26%	19.38%
Risk-free interest rate	0.55%	1.79%
Expected dividend yield	0.86%	0.98%
Per share weighted-average fair value at date of grant	$19.39	$15.36
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2021 and 2020 was $90.59 and $77.33, respectively. No performance share awards were granted during the second quarter of fiscal 2021 and 2020.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2021 and 2020 was $91.95 and $76.12, respectively.
Unrestricted Common Stock Awards
During the first six months of fiscal 2021 and 2020, 8,070 and 8,920 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal 2021 and 2020.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Foreign currency translation adjustments	$12,509	$36,916	$24,508
Pension benefits	5,106	3,949	5,106
Cash flow derivative instruments	11,797	(7,163)	4,648
Total accumulated other comprehensive loss	$29,412	$33,702	$34,262
The components and activity of AOCL, net of tax, for the three and six month periods ended April 30, 2021 and May 1, 2020 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 29, 2021	$14,112	$5,106	$12,958	$32,176
Other comprehensive income before reclassifications	(1,603)	—	(5,346)	(6,949)
Amounts reclassified from AOCL	—	—	4,185	4,185
Net current period other comprehensive income	(1,603)	—	(1,161)	(2,764)
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive (income) loss before reclassifications	(11,999)	—	966	(11,033)
Amounts reclassified from AOCL	—	—	6,183	6,183
Net current period other comprehensive (income) loss	(11,999)	—	7,149	(4,850)
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 31, 2020	$31,749	$4,861	$(4,489)	$32,121
Other comprehensive (income) loss before reclassifications	5,167	—	(194)	4,973
Amounts reclassified from AOCL	—	(912)	(2,480)	(3,392)
Net current period other comprehensive (income) loss	5,167	(912)	(2,674)	1,581
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive loss before reclassifications	5,891	—	691	6,582
Amounts reclassified from AOCL	—	(912)	(4,017)	(4,929)
Net current period other comprehensive (income) loss	5,891	(912)	(3,326)	1,653
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Basic
Weighted-average number of shares of common stock	107,753	107,552	107,927	107,466
Assumed issuance of contingent shares	—	—	10	21
Weighted-average number of shares of common stock outstanding - Basic	107,753	107,552	107,937	107,487

Diluted
Weighted-average number of shares of common stock outstanding - Basic	107,753	107,552	107,937	107,487
Effect of dilutive shares	1,145	948	1,115	1,094
Weighted-average number of shares of common stock outstanding - Diluted	108,898	108,500	109,052	108,581
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 508,907 and 615,344 shares of common stock during the second quarter of fiscal 2021 and 2020, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive. Stock option awards to purchase 382,917 and 442,321 shares of common stock during the first six months of fiscal 2021 and 2020, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

15	Contingencies
Litigation
The company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also occasionally involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. The company believes these activities help minimize its risk of being a defendant in patent infringement litigation. The company is currently involved in patent litigation cases, including cases by or against competitors, where it is asserting and defending against claims of patent infringement. Such cases are at varying stages in the litigation process.
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
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provided, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages awarded to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement. During January 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, the company recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with the company's external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount.

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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Operating lease expense	$5,117	$5,383	$10,091	$10,217
Short-term lease expense	857	646	1,437	1,328
Variable lease expense	33	59	50	96
Total lease expense	$6,007	$6,088	$11,578	$11,641
The following table presents supplemental cash flow information related to the company's operating leases:

	Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$9,577	$10,266
Right-of-use assets obtained in exchange for lease obligations	$1,716	$17,042
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Weighted-average remaining lease term of operating leases in years	6.8	7.4	7.1
Weighted-average discount rate of operating leases	2.74%	2.81%	2.79%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of April 30, 2021:

(Dollars in thousands)	April 30, 2021
2021 (remaining)	$9,369
2022	16,517
2023	13,132
2024	11,617
2025	10,162
Thereafter	23,583
Total future minimum operating lease payments	84,380
Less: imputed interest	7,444
Present value of operating lease liabilities	$76,936

17	Derivative Instruments and Hedging Activities
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
As of April 30, 2021, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $261.7 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$1,452	$13,303	$802
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	245	7,270	131
Total derivative assets	$1,697	$20,573	$933

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$13,923	$—	$2,687
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	4,100	259	(203)
Total derivative liabilities	$18,023	$259	$2,484
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$1,697	$20,662	$1,139
Derivative liabilities offsetting derivative assets	—	(89)	(206)
Net amount of derivative assets	$1,697	$20,573	$933

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$(18,111)	$(259)	$(3,233)
Derivative assets offsetting derivative liabilities	88	—	749
Net amount of derivative liabilities	$(18,023)	$(259)	$(2,484)
The following tables present the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended April 30, 2021 and May 1, 2020:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(4,115)	$2,272	$964	$2,521
Cost of sales	(70)	208	197	153
Total derivatives designated as cash flow hedging instruments	$(4,185)	$2,480	$1,161	$2,674

	Six Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(6,212)	$3,477	$(6,730)	$3,105
Cost of sales	29	540	(419)	221
Total derivatives designated as cash flow hedging instruments	$(6,183)	$4,017	$(7,149)	$3,326
The company recognized immaterial losses within other income, net on the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2021 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. For the second quarter and first six months of fiscal 2020, the company recognized immaterial gains within other income, net on the Condensed Consolidated Statements of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of April 30, 2021, the company expects to reclassify approximately $11.7 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	April 30, 2021		May 1, 2020
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,149,107	$(746,154)	$929,398	$(622,681)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(4,115)	(70)	2,272	208
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$300	$111	$2,332	$134

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	April 30, 2021		May 1, 2020
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,022,093	$(1,304,104)	$1,696,881	$(1,102,076)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(6,212)	29	3,477	540
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$462	$296	$2,992	$145
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(3,005)	$1,557	$(6,483)	$1,777
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(3,005)	$1,557	$(6,483)	$1,777

18	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2021, May 1, 2020, and October 31, 2020, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
April 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,697	$—	$1,697	$—
Total assets	$1,697	$—	$1,697	$—

Liabilities:
Forward currency contracts	$18,023	$—	$18,023	$—
Total liabilities	$18,023	$—	$18,023	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
May 1, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$20,573	$—	$20,573	$—
Total assets	$20,573	$—	$20,573	$—

Liabilities:
Forward currency contracts	$259	$—	$259	$—
Total liabilities	$259	$—	$259	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$933	$—	$933	$—
Total assets	$933	$—	$933	$—

Liabilities:
Forward currency contracts	$2,484	$—	$2,484	$—
Total liabilities	$2,484	$—	$2,484	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination or asset acquisition are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations, when applicable. For additional information on the company's business combination and asset acquisitions and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combination and Asset Acquisitions.

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of April 30, 2021, May 1, 2020 and October 31, 2020, the company's long-term debt included $424.0 million, $423.9 million and $424.0 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of April 30, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $511.1 million compared to its gross carrying amount of $424.0 million. As of May 1, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $476.3 million compared to its gross carrying amount of $423.9 million. As of October 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $508.2 million compared to its gross carrying amount of $424.0 million.

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
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial measures that are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") ("non-GAAP financial measures"), as information supplemental and in addition to the most directly comparable financial measures presented in this report that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, and marketing professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is the foundation of our enterprise strategic priorities of accelerating growth, driving productivity and operational excellence, and empowering our people, and our focus on alternative power, smart connected and autonomous solutions are embedded as part of our "Sustainability Endures" strategy. Our Sustainability Endures strategy also provides transparency on our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities.
We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the three and six month period ended April 30, 2021, the company's Other activities consisted of the company's remaining wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the three and six month period ended May 1, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.
Acquisition of Venture Products, Inc. ("Venture Products")
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, and markets articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. The total acquisition consideration was $163.2 million, of which $10.0 million remains from an initial holdback of $29.5 million and is expected to be paid throughout the remainder of fiscal 2021 to the former Venture Products shareholders, subject to any indemnification claims. Subsequent to the closing date, results of operations for Venture Products have been included within our Professional reportable segment within our Condensed Consolidated Financial Statements and had an incremental impact to our Professional reportable segment net sales and segment earnings for the three and six month periods ended April 30, 2021. For additional information regarding the acquisition, refer to Note 2, Business Combination and Asset Acquisitions, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19" or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, disrupted global supply chains, and created volatility in financial markets. The global impact of the pandemic has had a material impact on parts of our business, as well as our employees, customers, and suppliers, and caused many challenges for our business and manufacturing operations. While we are seeing positive signs of recovery in the United States, the continuing implications of COVID-19 on our business and manufacturing operations remain uncertain and will depend on certain future developments, including the duration, scope, and severity of the pandemic; its impact on the market demand for our products; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of COVID-19 vaccines and their effectiveness. As a result, the ultimate impact on our business, operations, and Results of Operations, Financial Position, and Cash Flows as a result of COVID-19 is unknown at this time.
Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, suspending non-essential travel, extensively and frequently disinfecting our facilities and workspaces, suspending non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who must be physically present at our facilities and sites to perform their job responsibilities and where face coverings are required by local government mandates. In general, employees who do not need to be physically present at our facilities and sites to perform their job responsibilities continue to work from home; however, depending on local conditions and mandates and regulations, we expect many of our employees will return to a work-from-office environment in the near term. During the first quarter of fiscal 2021, we also implemented an employee campaign in support of COVID-19 vaccine efforts around the world. This employee campaign is designed to provide information about, and support and encourage our employees to receive, a COVID-19 vaccination when available. As part of this employee campaign, during the second quarter of fiscal 2021, we obtained approval as a COVID-19 vaccine administrator at certain of our U.S. facilities and began offering the vaccine to our employees and their eligible family members. We expect to continue certain applicable and appropriate safety measures until we determine that COVID-19 is adequately contained for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.
In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential global infrastructure, agricultural food production, and the enablement of safe areas for outdoor spaces. While our facilities have remained operational during the second quarter and first six months of fiscal 2021, we continued to experience various degrees of manufacturing cost pressures and inefficiencies. However, such manufacturing cost pressures and inefficiencies were experienced to a lesser extent than those experienced during the second quarter of fiscal 2020 when our manufacturing operations experienced intermittent partial or full factory closures, reduced levels of production at certain facilities, and manufacturing inefficiencies as a result of government mandated measures, reduced demand for products in certain of our Professional segment businesses, and the initial reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities. As a result, the improvement in our manufacturing operations experienced during the second quarter and first six months of fiscal 2021 as compared to the fiscal 2020 comparable periods had a favorable impact on our gross margins for the three and six month periods ended April 30, 2021.
Although we regularly monitor the adequacy of supply and financial health of the companies in our supply chain and use alternative suppliers when necessary and available, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, has and could continue to cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions. During the second quarter of fiscal 2021, we experienced a greater level of disruptions within our global supply chain that limited our ability to procure commodities, components, parts, and accessories in a timely manner to meet manufacturing production requirements than we experienced during the second quarter of fiscal 2020. As a result, we experienced various degrees of product availability issues throughout our businesses, which limited our ability to meet customer demand and adequately replenish our raw materials, work in process, and finished goods inventory levels. We currently expect a greater level of supply chain disruptions throughout the remainder of fiscal 2021 as compared to prior periods due to a combination of our current inability to source adequate amounts of certain component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements. Additionally, we experienced inflationary cost pressures on commodity costs during the second quarter of fiscal 2021 when compared to prior periods and we expect to continue to experience an inflationary environment for commodity costs throughout the remainder of fiscal 2021, which would put pressure on our gross margins.
During the second quarter of fiscal 2021, we experienced a continued strong rebound in demand for many of the products underlying our Professional segment businesses that were adversely impacted by COVID-19 during the second quarter of fiscal 2020. Most notably, our golf business experienced strong demand as course investments increased and spending patterns began to normalize as budgetary constraints moderated. Additionally, our landscape contractor business continued to build upon the momentum generated during the fourth quarter of fiscal 2020 and first quarter of fiscal 2021 as we continued to experience strong retail demand from contractors and our channel partners worked to replenish their field inventory levels. Our rental and specialty construction business also experienced strong demand due to favorable construction industry trends. While these demand rebounds within our Professional segment are positive, we experienced a reduction of net sales within our underground construction business due to product availability issues that limited our ability to meet demand for our products. Our Residential segment continued to build on the momentum generated during fiscal 2020 and experienced strong retail demand during the second quarter of fiscal 2021 for zero-turn riding mowers, Flex-Force battery-powered home solutions products, and snow thrower products as a result of new and enhanced products, favorable weather conditions, expanded retail placement, and continued investments by homeowners in their properties. While the continued strong retail demand experienced in our Residential segment is a positive event, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales has had, and could continue to have, an adverse impact on our gross margins. However, for the three and six month periods ended April 30, 2021 and for the first time since the initial onset of the pandemic during the second quarter of fiscal 2020, we experienced a shift to a greater percentage of Professional segment net sales as a percentage of consolidated net sales when compared to the prior year comparable periods and such shift resulted in a favorable impact to our gross margins. Further, as a result of strong business performance throughout the second half of fiscal 2020, many of the COVID-19 cost reduction measures enacted in fiscal 2020 were discontinued during the first quarter of fiscal 2021. Our balance sheet and liquidity profile remained strong as of April 30, 2021 and we expect to continue our historical practice of prudently managing our expenses and adjusting production levels as needed to align with anticipated sales volumes throughout fiscal 2021. However, given our current expectation of a greater level of supply chain disruptions during the remainder of fiscal 2021 due to a combination of our current inability to source adequate amounts of component parts inventory and the inability of our suppliers to meet our commodity and component parts demand requirements, our ability to effectively and efficiently adjust production levels as needed may be limited.
Significant uncertainty still exists concerning the duration of COVID-19. We will continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations to attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures and such developments could rapidly occur. If the adverse impacts from COVID-19 continue for an extended period of time or worsen, our business and related Results of Operations, Financial Position, or Cash Flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows. For additional information regarding risks associated with COVID-19, refer to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q and also refer to Part I, Item 1A, "Risk Factors", within our Annual Report on From 10-K for the fiscal year ended October 31, 2020.

RESULTS OF OPERATIONS
Overview
Worldwide consolidated net sales for the second quarter of fiscal 2021 were $1,149.1 million, up 23.6 percent compared to $929.4 million in the second quarter of fiscal 2020. For the first six months of fiscal 2021, worldwide consolidated net sales were $2,022.1 million, up 19.2 percent compared to $1,696.9 million from the same period in the prior fiscal year.
Professional segment net sales for the second quarter of fiscal 2021 were $828.4 million, an increase of 25.3 percent compared to $661.1 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2021, Professional segment net sales were $1,478.6 million, an increase of 17.7 percent compared to $1,255.8 million in the prior fiscal year comparable period.
Residential segment net sales for the second quarter of fiscal 2021 were $315.0 million, an increase of 20.2 percent compared to $262.0 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2021, Residential segment net sales were $532.7 million, an increase of 24.5 percent compared to $427.8 million in the prior fiscal year comparable period.
Net earnings for the second quarter of fiscal 2021 were $142.2 million, or $1.31 per diluted share, compared to $98.4 million, or $0.91 per diluted share, for the second quarter of fiscal 2020. Net earnings for the first six months of fiscal 2021 were $253.5 million, or $2.32 per diluted share, compared to $168.5 million, or $1.55 per diluted share, in the comparable fiscal 2020 period.
Non-GAAP net earnings for the second quarter of fiscal 2021 were $140.3 million, or $1.29 per diluted share, compared to $100.2 million, or $0.92 per diluted share, for the second quarter of fiscal 2020. Non-GAAP net earnings for the first six months of fiscal 2021 were $233.5 million, or $2.14 per diluted share, compared to $169.8 million, or $1.56 per diluted share, in the comparable fiscal 2020 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We increased our cash dividend for the second quarter of fiscal 2021 by 5.0 percent to $0.2625 per share compared to $0.25 per share paid in the second quarter of fiscal 2020 and continued repurchasing shares of our common stock under our Board authorized repurchase plan during the second quarter of fiscal 2021.
Field inventory levels were lower as of the end of the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 across the majority of our businesses as a result of continued strong retail demand for our products that has exceeded product availability, most notably within our Professional segment landscape contractor business and Residential segment.
Net Sales
Worldwide consolidated net sales for the second quarter of fiscal 2021 were $1,149.1 million, up 23.6 percent compared to $929.4 million in the second quarter of fiscal 2020. This net sales increase was primarily due to a continued strong rebound in demand for many of the products underlying our Professional segment businesses that were adversely impacted by COVID-19 during the second quarter of fiscal 2020, including golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments, landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020, and rental and specialty construction equipment due to favorable construction industry trends. The net sales increase was also the result of strong retail demand for zero-turn riding mowers due to new and enhanced products, increased sales of Flex-Force battery-powered home solutions products primarily due to successful new product introductions, and increased shipments of snow thrower products as a result of favorable late season weather conditions in key regions and enhanced retail placement. The net sales increase for the second quarter comparison was partially offset by reduced sales of underground construction equipment as a result of product availability issues and continued softened demand in the oil and gas industry.
For the year-to-date period of fiscal 2021, worldwide consolidated net sales were $2,022.1 million, up 19.2 percent compared to $1,696.9 million from the same period in the prior fiscal year. This net sales increase was primarily due to a continued strong rebound in demand for many of the products underlying our Professional segment businesses that were adversely impacted by COVID-19 during the second quarter of fiscal 2020, including landscape contractor zero-turn riding mowers due to continued strong retail demand and low field inventory levels at the end of fiscal 2020, golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments, and rental and specialty construction equipment due to favorable construction industry trends. The net sales increase was also the result of incremental Professional segment net sales from our acquisition of Venture Products and strong retail demand in our Residential segment for snow thrower products as a result of favorable winter conditions in key regions and enhanced retail placement, zero-turn-riding mowers due to new and enhanced products, and Flex-Force battery-powered home solutions products primarily due to successful new product introductions. The net sales increase for the year-to-date comparison was partially offset by reduced sales of underground construction equipment as a result of product availability issues and continued softened demand in the oil and gas industry.

Net sales in international markets increased by 40.4 percent and 24.9 percent for the second quarter and year-to-date periods of fiscal 2021, respectively. Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $7.9 million and $10.4 million for the second quarter and year-to-date periods of fiscal 2021, respectively. The international net sales increase for the quarter comparison was mainly driven by increased shipments of golf and grounds equipment, strong demand for both Professional and Residential segment zero-turn riding products, and increased net sales of underground construction equipment. The international net sales increase for the year-to-date period of fiscal 2021 was mainly driven by strong demand for both Professional and Residential segment zero-turn riding products, increased sales of underground construction equipment, incremental net sales as a result of our acquisition of Venture Products, and increased shipments of golf and grounds equipment.
The following table summarizes our Results of Operations as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.9)	(67.0)	(64.5)	(64.9)
Gross profit	35.1	33.0	35.5	35.1
Selling, general and administrative expense	(19.4)	(19.5)	(19.6)	(22.3)
Operating earnings	15.7	13.5	15.9	12.8
Interest expense	(0.6)	(0.9)	(0.7)	(1.0)
Other income, net	0.3	0.5	0.3	0.4
Earnings before income taxes	15.4	13.1	15.5	12.2
Provision for income taxes	(3.0)	(2.5)	(3.0)	(2.3)
Net earnings	12.4%	10.6%	12.5%	9.9%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2021 was $403.0 million, up 31.4 percent compared to $306.7 million in the second quarter of fiscal 2020. Gross margin was 35.1 percent for the second quarter of fiscal 2021 compared to 33.0 percent for the second quarter of fiscal 2020, an increase of 210 basis points. Non-GAAP gross profit for the second quarter of fiscal 2021 was $403.0 million, up 30.0 percent compared to $310.0 million in the second quarter of fiscal 2020. Non-GAAP gross margin was 35.1 percent for the second quarter of fiscal 2021 compared to 33.4 percent for the second quarter of fiscal 2020, an increase of 170 basis points. The increase in gross margin and non-GAAP gross margin for the second quarter comparison was primarily driven by productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; improved net price realization as a result of price increases across our product lines; and favorable product mix; partially offset by higher commodity costs.
Gross profit for the year-to-date period of fiscal 2021 was $718.0 million, up 20.7 percent compared to $594.8 million in the same period of fiscal 2020. Gross margin was 35.5 percent for the year-to-date period of fiscal 2021 compared to 35.1 percent for the prior year comparable period, an increase of 40 basis points. Non-GAAP gross profit for the year-to-date period of fiscal 2021 was $718.0 million, up 20.0 percent compared to $598.5 million in the same period of fiscal 2020. Non-GAAP gross margin was 35.5 percent for the year-to-date period of fiscal 2021 compared to 35.3 percent for the prior year comparable period, an increase of 20 basis points. The increase in gross margin and non-GAAP gross margin for the year-to-date comparison was primarily driven by productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021, and improved net price realization as a result of price increases across our product lines, partially offset by higher commodity costs.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs for our acquisitions of Venture Products and The Charles Machine Works, Inc. ("CMW"), including charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments, and the impact of management actions, including charges incurred for inventory write-downs related to the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down"). Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $41.3 million, or 22.8 percent, for the second quarter of fiscal 2021 and increased $17.9 million, or 4.7 percent, for the year-to-date period of fiscal 2021. As a percentage of net sales, SG&A expense decreased 10 basis points and 270 basis points for the second quarter and year-to-date periods of fiscal 2021, respectively. The decrease in SG&A expense as a percentage of net sales for the second quarter comparison was primarily the result of leveraging expense over higher sales volumes and decreased indirect marketing expenses as a result of lower meeting, travel, and entertainment costs, partially offset by higher incentive compensation costs due to improved performance and the reinstatement of certain fiscal 2020 cost-reduction measures. The decrease in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily the result of leveraging expense over higher sales volumes, which further benefited from a favorable net legal settlement with Briggs & Stratton ("BGG") and decreased indirect marketing expenses as a result of lower meeting, travel, and entertainment costs. These decreases for the year-to-date comparison were partially offset by higher incentive compensation costs due to improved performance and the reinstatement of certain fiscal 2020 cost-reduction measures.
Interest Expense
Interest expense decreased $1.5 million and $2.2 million for the second quarter and year-to-date periods of fiscal 2021 compared to the comparable periods of fiscal 2020. These decreases were driven by lower average outstanding borrowings under our debt arrangements and lower average interest rates due to the reduction in LIBOR.
Other Income, Net
Other income, net for the second quarter of fiscal 2021 decreased $0.6 million compared to the second quarter of fiscal 2020. This decrease was primarily due to the unfavorable impact of foreign currency exchange rates, partially offset by a settlement charge incurred for the termination of our U.S. defined benefit pension plan recognized in fiscal 2020 that did not reoccur in fiscal 2021. Other income, net for the year-to-date period of fiscal 2021 decreased $1.9 million compared to the same period in fiscal 2020. This decrease was primarily due to the unfavorable impact of foreign currency exchange rates and lower income from our Red Iron joint venture as a result of lower field inventory levels and increased inventory turnover at our channel partners due to strong retail demand during the first six months of fiscal 2021 as compared to the first six months of fiscal 2020, partially offset by a settlement charge incurred for the termination of our U.S. defined benefit pension plan recognized in fiscal 2020 that did not reoccur in fiscal 2021.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2021 was 19.8 percent compared to 18.9 percent in the second quarter of fiscal 2020. The increase in the effective tax rate for the quarter comparison was primarily due to the geographic mix of earnings. The effective tax rate for the year-to-date period of fiscal 2021 was 19.0 percent compared to 18.8 percent in the same period of fiscal 2020. The increase in the effective tax rate for the year-to-date comparison was primarily due to the geographic mix of earnings, partially offset by increased tax benefits from excess tax deductions for stock-based compensation.
The non-GAAP effective tax rate for the second quarter of fiscal 2021 was 20.9 percent, compared to a non-GAAP effective tax rate of 20.0 percent in the second quarter of fiscal 2020. The non-GAAP effective tax rate for the year-to-date period of fiscal 2021 was 21.1 percent, compared to a non-GAAP effective tax rate of 20.4 percent in the same period of fiscal 2020. These year-over-year increases were primarily due to the geographic mix of earnings. The non-GAAP effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the second quarter of fiscal 2021 were $142.2 million, or $1.31 per diluted share, compared to $98.4 million, or $0.91 per diluted share, for the second quarter of fiscal 2020. Non-GAAP net earnings for the second quarter of fiscal 2021 were $140.3 million, or $1.29 per diluted share, compared to $100.2 million, or $0.92 per diluted share, for the second quarter of fiscal 2020, an increase of 40.2 percent per diluted share. The increase in net earnings and non-GAAP net earnings for the second quarter comparison was primarily driven by productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; improved net price realization as a result of price increases across our product lines; and favorable product mix; partially offset by higher commodity costs.
Net earnings for the first six months of fiscal 2021 were $253.5 million, or $2.32 per diluted share, compared to $168.5 million, or $1.55 per diluted share, for the same period of fiscal 2020. The increase in net earnings for the year-to-date comparison was primarily due to higher sales volumes; productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; improved net price realization as a result of price increases across our product lines; and a favorable net legal settlement with BGG; partially offset by higher commodity costs. Non-GAAP net earnings for the first six months of fiscal 2021 were $233.5 million, or $2.14 per diluted share, compared to $169.8 million, or $1.56 per diluted share, for the same year-to-date period of fiscal 2020, an increase of 37.2 percent per diluted share. The increase in non-GAAP net earnings for the year-to-date comparison was primarily due to higher sales volumes; productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; and improved net price realization as a result of price increases across our product lines, partially offset by higher commodity costs.
Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the impact of the favorable net legal settlement with BGG; acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation; and management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
BUSINESS SEGMENTS
We operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company. As a result, for the three and six month periods ended April 30, 2021, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution company, Red Iron joint venture, corporate activities, other income, and interest expense. For the three and six month periods ended May 1, 2020, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution companies, Red Iron joint venture, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information services, public relations, and similar activities, as well as other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	Dollar Value Change	Percentage Change
Professional	$828,358	$661,087	$167,271	25.3%
Residential	315,035	261,998	53,037	20.2
Other	5,714	6,313	(599)	(9.5)
Total net sales*	$1,149,107	$929,398	$219,709	23.6%

*Includes international net sales of:	$255,575	$182,044	$73,531	40.4%

	Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	Dollar Value Change	Percentage Change
Professional	$1,478,581	$1,255,808	$222,773	17.7%
Residential	532,735	427,846	104,889	24.5
Other	10,777	13,227	(2,450)	(18.5)
Total net sales*	$2,022,093	$1,696,881	$325,212	19.2%

*Includes international net sales of:	$447,256	$357,987	$89,269	24.9%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	Dollar Value Change	Percentage Change
Professional	$167,132	$106,259	$60,873	57.3%
Residential	45,986	37,122	8,864	23.9
Other	(35,875)	(22,010)	(13,865)	(63.0)
Total segment earnings	$177,243	$121,371	$55,872	46.0%

	Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020	Dollar Value Change	Percentage Change
Professional	$283,948	$208,733	$75,215	36.0%
Residential	78,094	58,688	19,406	33.1
Other	(48,973)	(59,911)	10,938	18.3
Total segment earnings	$313,069	$207,510	$105,559	50.9%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2021 increased 25.3 percent compared to the second quarter of fiscal 2020. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2021 increased 17.7 percent compared to the same period of fiscal 2020. The increase in Professional segment net sales for the second quarter and year-to-date periods of fiscal 2021 is primarily due to a continued strong rebound in demand for many of the products underlying our Professional segment businesses that were adversely impacted by COVID-19 during the second quarter of fiscal 2020. The strong demand experienced during the second quarter of fiscal 2021 was primarily driven by golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments, landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020, and rental and specialty construction equipment due to favorable construction industry trends. The net sales increase for the second quarter comparison was partially offset by reduced sales of underground construction equipment as a result of product availability issues and continued softened demand in the oil and gas industry.
The strong demand experienced during the year-to-date period of fiscal 2021 was primarily driven by landscape contractor zero-turn riding mowers due to continued strong retail demand and low field inventory levels at the end of fiscal 2020, golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments, and rental and specialty construction equipment due to favorable construction industry trends. Incremental Professional segment net sales as a result of our acquisition of Venture Products also contributed to the net sales increase for the year-to-date period. The net sales increase for the year-to-date comparison was partially offset by reduced sales of underground construction equipment as a result of product availability issues and continued softened demand in the oil and gas industry.
Segment Earnings
Professional segment earnings for the second quarter of fiscal 2021 increased 57.3 percent compared to the second quarter of fiscal 2020, and when expressed as a percentage of net sales, increased to 20.2 percent from 16.1 percent. As a percentage of net sales, the Professional segment earnings increase for the second quarter comparison was primarily driven by productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; improved net price realization as a result of price increases across our product lines; reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; and favorable product mix; partially offset by higher commodity costs.
Professional segment earnings for the year-to-date period of fiscal 2021 increased 36.0 percent compared to the same period of fiscal 2020, and when expressed as a percentage of net sales, increased to 19.2 percent from 16.6 percent. As a percentage of net sales, the Professional segment earnings increase for the year-to-date comparison was primarily driven by reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; and improved net price realization as a result of price increases across our product lines, partially offset by higher commodity costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter of fiscal 2021 increased 20.2 percent compared to the second quarter of fiscal 2020. The Residential segment net sales increase for the second quarter comparison was mainly driven by strong retail demand for zero-turn riding mowers due to new and enhanced products, increased sales of Flex-Force battery-powered home solutions products primarily due to successful new product introductions, and increased shipments of snow thrower products as a result of favorable late season weather conditions in key regions and enhanced retail placement.
Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2021 increased 24.5 percent compared to the same period of fiscal 2020. The Residential segment net sales increase for the year-to-date comparison was mainly driven by strong retail demand for snow thrower products as a result of favorable winter conditions in key regions and enhanced retail placement, strong retail demand for zero-turn-riding mowers due to new and enhanced products, and increased sales of Flex-Force battery-powered home solutions products primarily due to successful new product introductions.
Segment Earnings
Residential segment earnings for the second quarter of fiscal 2021 increased 23.9 percent compared to the second quarter of fiscal 2020, and when expressed as a percentage of net sales, increased to 14.6 percent from 14.2 percent. As a percentage of net sales, the Residential segment net earnings increase for the second quarter comparison was driven by productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; improved net price realization as a result of price increases across our product lines; and favorable product mix; partially offset by higher commodity costs.
Residential segment earnings for the year-to-date period of fiscal 2021 increased 33.1 percent compared to the same period of fiscal 2020, and when expressed as a percentage of net sales, increased to 14.7 percent from 13.7 percent. As a percentage of net sales, the Residential segment net earnings increase for the year-to-date comparison was driven by reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; productivity improvements, including COVID-19 production downtime and manufacturing inefficiencies in the second quarter of fiscal 2020 that were experienced to a lesser degree in the second quarter of fiscal 2021; and improved net price realization as a result of price increases across our product lines; partially offset by higher commodity costs.
Other Activities
Other Net Sales
For the second quarter and year-to-date periods of fiscal 2021, net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. For the second quarter and year-to-date periods of fiscal 2020, net sales for our Other activities included sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the second quarter and year-to-date periods of fiscal 2021 decreased by $0.6 million and $2.5 million, respectively, compared to the same periods in fiscal 2020. These net sales decreases were due to the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our remaining wholly-owned domestic distribution company as a result of the sale of our Northeastern U.S. distribution company and increased sales from our remaining wholly-owned domestic distribution company driven by strong retail demand.
Other Operating Loss
The operating loss for our Other activities for the second quarter of fiscal 2021 increased $13.9 million compared to the second quarter of fiscal 2020. This operating loss increase was primarily due to higher incentive compensation costs due to lower enterprise performance estimates during the second quarter of fiscal 2020 as a result of COVID-19, partially offset by reduced interest expense as a result of lower average outstanding borrowings under our debt arrangements and lower average interest rates due to the reduction in LIBOR.
The operating loss for our Other activities decreased $10.9 million for the year-to-date period of fiscal 2021. This operating loss decrease was primarily driven by a favorable net legal settlement with BGG and reduced interest expense as a result of lower average outstanding borrowings under our debt arrangements and lower average interest rates due to the reduction in LIBOR, partially offset by higher incentive compensation costs due to lower enterprise performance estimates during the second quarter of fiscal 2020 as a result of COVID-19. For additional information regarding the favorable net legal settlement with BGG, refer to Note 15, Contingencies, within the Notes to Condensed Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

FINANCIAL POSITION
Working Capital
Our working capital strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. Accounts receivable as of the end of the second quarter of fiscal 2021 decreased $9.2 million, or 2.3 percent, compared to the end of the second quarter of fiscal 2020, mainly due to the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021. Inventory levels were down $85.4 million, or 12.0 percent, as of the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020, primarily due to lower finished goods inventories in certain of our Professional segment businesses as a result of strong demand for our products that has exceeded product availability, partially offset by higher raw materials and work in process inventories in our Residential segment due to timing of component parts purchases. Accounts payable increased $94.4 million, or 28.8 percent, as of the end of the second quarter of fiscal 2021 compared to the end of the second quarter of fiscal 2020, mainly due to largely normalized corporate spending activity in the second quarter of fiscal 2021 as compared to the lower corporate spending activity in the second quarter of fiscal 2020 as a result of COVID-19.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first six months of fiscal 2021 was $318.6 million compared to $70.9 million for the first six months of fiscal 2020. This increase was primarily due to a higher cash benefit from accrued liabilities due to the timing of payroll processing, higher net earnings that were partially driven by a favorable net legal settlement with BGG, and less cash utilized for inventory purchases in our Professional segment businesses as a result of strong demand for our products that exceeded product availability.
Cash Flows from Investing Activities
Cash used in investing activities decreased $114.0 million during the first six months of fiscal 2021 compared to the first six months of fiscal 2020. This decrease was primarily due to less cash utilized for the partial holdback release for our business combination of Venture Products during the first six months of fiscal 2021 than was used for the initial cash consideration transferred on the acquisition date during the first six months of fiscal 2020, as well as cash proceeds from the sale of our Northeastern U.S. distribution company. The decrease was partially offset by cash used for two immaterial asset acquisitions.
Cash Flows from Financing Activities
Cash used in financing activities for the first six months of fiscal 2021 was $254.1 million compared to cash provided by financing activities for the first six months of fiscal 2020 of $143.1 million. This increase in cash used in financing activities was mainly due to cash provided by borrowings under our debt arrangements during the first six months of fiscal 2020 that did not repeat during the first six months of fiscal 2021 and more cash used for repurchases of shares of our common stock under our Board authorized repurchase program as we resumed repurchase activity during the first six months of fiscal 2021, partially offset by lower cash used for repayments of outstanding indebtedness.
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
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of April 30, 2021, we had available liquidity of $1,094.5 million, consisting of cash and cash equivalents of $497.6 million, of which $123.1 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $596.9 million.

Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The following is a summary of our indebtedness:

(Dollars in thousands)	April 30, 2021	May 1, 2020	October 31, 2020
$600 million revolving credit facility, due June 2023	$—	$—	$—
$200 million term loan, due April 2022	100,000	100,000	100,000
$300 million term loan, due April 2024	170,000	180,000	180,000
$190 million term loan, due June 2023	—	190,000	90,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,009	123,947	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,554	3,171	2,855
Total long-term debt	691,455	890,776	791,123
Less: current portion of long-term debt	99,959	99,868	99,873
Long-term debt, less current portion	$591,496	$790,908	$691,250
During the first six months of fiscal 2021, we prepaid the remaining $90.0 million of outstanding borrowings under the $190.0 million three-year unsecured senior term loan facility and prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility. As of April 30, 2021, we reclassified the remaining $100.0 million outstanding balance under the $200.0 million three-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the maturity date of the $200.0 million three-year unsecured senior term loan facility is April 1, 2022 and is within the next twelve months.
As of April 30, 2021, we were in compliance with all covenants related to our financing arrangements and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our financing arrangements during the remainder of fiscal 2021. If we were out of compliance with any covenant required by our financing arrangements following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our financing arrangements.
In addition to our long-term debt, our domestic and non-U.S. operations maintain credit lines for import letters of credit during the normal course of business, as required by some vendor contracts. Collectively, these import letters of credit had a maximum availability of $11.2 million and $10.2 million as of April 30, 2021 and May 1, 2020, respectively. We had $3.2 million and $2.2 million outstanding on such import letters of credit as of April 30, 2021 and May 1, 2020, respectively.
Capital Expenditures
Within the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020, we announced that capital expenditures for fiscal 2021 were expected to be approximately $115.0 million. As of the date of the filing of this Quarterly Report on Form 10-Q and given our strong Condensed Consolidated Balance Sheet and future growth expectations, we are increasing our planned capital expenditures for fiscal 2021 to approximately $130.0 million. This increase reflects our priorities of investing in key technology areas and ensuring we have capacity to meet our future growth expectations.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.2625 per share for the second quarter of fiscal 2021 that was paid on April 20, 2021. This was an increase of 5 percent over our cash dividend of $0.25 per share for the second quarter of fiscal 2020. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2021, as evidenced by our May 18, 2021 announcement that our Board of Directors approved a cash dividend of $0.2625 per share for the third quarter of fiscal 2021 that is to be paid on July 14, 2021 to shareholders of record on June 22, 2021.
Share Repurchases
During the first six months of fiscal 2021, we repurchased 1,073,495 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of April 30, 2021, 5,968,761 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2021, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to our end-user customer financing arrangements during the first six months of fiscal 2021.
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), established as Red Iron, a subsidiary of TCF National Bank, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the six month period ended April 30, 2021 and May 1, 2020 was $1,180.9 million and $886.4 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $216.1 million and $173.9 million of receivables for such dealers and distributors during the six month periods ended April 30, 2021 and May 1, 2020, respectively. As of April 30, 2021 and May 1, 2020, $147.4 million and $203.6 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of April 30, 2021 and May 1, 2020, we were contingently liable to repurchase up to a maximum amount of $103.4 million and $145.6 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the six month period ended April 30, 2021 and May 1, 2020. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to such contractual obligations during the first six months of fiscal 2021, with the exception of the repayment of the remaining outstanding borrowings under the $190.0 million term loan during the first quarter of fiscal 2021 and the prepayment of $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility during the second quarter of fiscal 2021.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron, TCFCFC, or other third-party financial institutions. Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to such off-balance sheet arrangements during the first six months of fiscal 2021 with the exception of those described in the section titled "Wholesale Financing" within this MD&A.

NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Quarterly Report on Form 10-Q that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions because we believe they provide meaningful supplemental information regarding our core operational performance and cash flows, as a measure of our liquidity, and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges and benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.
Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the three and six month periods ended April 30, 2021 and May 1, 2020:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Gross profit	$402,953	$306,717	$717,989	$594,805
Acquisition-related costs[2]	—	2,393	—	2,863
Management actions[3]	—	857	—	857
Non-GAAP gross profit	$402,953	$309,967	$717,989	$598,525

Gross margin	35.1%	33.0%	35.5%	35.1%
Acquisition-related costs[2]	—%	0.3%	—%	0.1%
Management actions[3]	—%	0.1%	—%	0.1%
Non-GAAP gross margin	35.1%	33.4%	35.5%	35.3%

Operating earnings	$180,716	$125,795	$322,181	$216,924
Litigation settlement, net[1]	—	—	(17,075)	—
Acquisition-related costs[2]	—	3,004	—	5,022
Management actions[3]	—	857	—	857
Non-GAAP operating earnings	$180,716	$129,656	$305,106	$222,803

Earnings before income taxes	$177,243	$121,371	$313,069	$207,510
Litigation settlement, net[1]	—	—	(17,075)	—
Acquisition-related costs[2]	—	3,004	—	5,022
Management actions[3]	—	857	—	857
Non-GAAP earnings before income taxes	$177,243	$125,232	$295,994	$213,389

Net earnings	$142,171	$98,446	$253,452	$168,537
Litigation settlement, net[1]	(17)	—	(13,472)	—
Acquisition-related costs[2]	—	2,365	—	3,998
Management actions[3]	—	682	—	682
Tax impact of stock-based compensation[4]	(1,871)	(1,342)	(6,449)	(3,377)
Non-GAAP net earnings	$140,283	$100,151	$233,531	$169,840

Diluted EPS	$1.31	$0.91	$2.32	$1.55
Litigation settlement, net[1]	—	—	(0.13)	—
Acquisition-related costs[2]	—	0.02	—	0.04
Tax impact of stock-based compensation[4]	(0.02)	(0.01)	(0.05)	(0.03)
Non-GAAP diluted EPS	$1.29	$0.92	$2.14	$1.56

	Three Months Ended		Six Months Ended
	April 30, 2021	May 1, 2020	April 30, 2021	May 1, 2020
Effective tax rate	19.8%	18.9%	19.0%	18.8%
Tax impact of stock-based compensation[4]	1.1%	1.1%	2.1%	1.6%
Non-GAAP effective tax rate	20.9%	20.0%	21.1%	20.4%
1    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Accordingly, litigation settlement, net represents the net amount recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the settlement of the Infringement Action during the six month period ended April 30, 2021. The Infringement Action and Settlement Amount did not impact the three month period ended April 30, 2021. Refer to Note 15, Contingencies, for additional information regarding the settlement of the Infringement Action.
2    On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. Acquisition-related costs for the three and six month periods ended May 1, 2020 represent transaction costs incurred for our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. No acquisition-related costs were incurred during the three and six month periods ended April 30, 2021. For additional information regarding the acquisition of Venture Products, refer to Note 2, Business Combination and Asset Acquisitions, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. For additional information regarding the acquisition of CMW, refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our most recent Annual Report on Form 10- K for the fiscal year ended October 31, 2020.
3    During the third quarter of fiscal 2019, we announced the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down"). Management actions represent inventory write-down charges incurred during the three and six month periods ended May 1, 2020 for the Toro underground wind down. No charges were incurred for the Toro underground wind down for the three and six month periods ended April 30, 2021. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our most recent Annual Report on Form 10- K for the fiscal year ended October 31, 2020.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, can be unpredictable and can significantly impact the company's net earnings, diluted EPS, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and six month periods ended April 30, 2021 and May 1, 2020.
Reconciliation of Non-GAAP Liquidity Measures
We define non-GAAP free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Non-GAAP free cash flow conversion percentage represents non-GAAP free cash flow as a percentage of net earnings. We consider non-GAAP free cash flow and non-GAAP free cash flow conversion percentage to be liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to non-GAAP free cash flow for the six month period ended April 30, 2021 and May 1, 2020:

	Six Months Ended
(Dollars in thousands)	April 30, 2021	May 1, 2020
Net cash provided by operating activities	$318,619	$70,885
Less: Purchases of property, plant and equipment	26,198	27,167
Non-GAAP free cash flow	292,421	43,718
Net earnings	$253,452	$168,537
Non-GAAP free cash flow conversion percentage	115.4%	25.9%

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
•COVID-19 has materially adversely impacted portions of our business, financial condition and operating results and will likely continue to adversely impact portions of our business and such impact could continue to be material and will depend on numerous evolving factors, including: the duration of the impacts of COVID-19; governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19; the success of the deployment of approved COVID-19 vaccines, their effectiveness and their rate of adoption; the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts; our ability during COVID-19 to continue operations without disruption and/or adjust our production schedules; significant reductions or volatility in demand for one or more of our products or services; the effect of COVID-19 on our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; logistics costs and challenges; costs incurred as a result of necessary actions and preparedness plans we have enacted and may enact in the future to help ensure the health and safety of our employees and continued operations; potential future restructuring, impairment or other charges; availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols; our ability to establish and maintain appropriate estimates and assumptions used to prepare the Condensed Consolidated Financial Statements; the continued impact of COVID-19 on the financial and credit markets and economic activity generally; our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; our ability to comply with the financial covenants in our debt agreements if the material economic conditions resulting from COVID-19 lead to substantially increased indebtedness and/or lower EBITDA for us; and the continued exacerbation of negative impacts as a result of the occurrence of a global or national recession, depression or other sustained adverse market event as a result of COVID-19. In addition, the impacts from COVID-19 and efforts to contain it have heightened the other risks described herein.
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
•Increases in the cost of commodities, components, parts and accessories that we purchase and/or increases in other costs of doing business have, and could continue to, adversely affect our profit margins and businesses. We purchase commodities, components, parts and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electric motors, and other commodities, components, parts and accessories. Increased costs, including as a result of COVID-19 and/or inflation, increased tariffs, duties or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the United States from China, or the inability of suppliers to continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses.
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
•As of April 30, 2021, we had goodwill of $422.3 million and other intangible assets of $432.9 million. These amounts are maintained in various reporting units and together comprise 28.5 percent of our total assets as of April 30, 2021. If we determine that our goodwill or other intangible assets have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our results of operations and financial condition.
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
•Any disruption, including as a result of natural or man-made disasters, inclement weather, including as a result of climate change-related events, work slowdowns, strikes, pandemics and/or epidemics, including COVID-19, protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new facilities, and/or move production between manufacturing facilities has and could continue to adversely affect our business and operating results.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2021 through fiscal 2023. All items are non-trading and stated in U.S. dollars. As of April 30, 2021, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7205	$102,675	$94,263	$(8,412)
Buy U.S. dollar/Sell Canadian dollar	1.3163	31,717	29,540	(2,177)
Buy U.S. dollar/Sell Euro	1.1831	151,991	146,915	(5,076)
Buy U.S. dollar/Sell British pound	1.3263	45,729	43,371	(2,358)
Buy Mexican peso/Sell U.S. dollar	22.2578	$21,779	$23,476	$1,697
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.

Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of April 30, 2021 includes $424.0 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations and $270.0 million of gross LIBOR-based borrowings under our term loan credit agreements. As of April 30, 2021, we did not have an outstanding balance on our LIBOR-based revolving credit facility.
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
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would continue to mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. However, to the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first six months of fiscal 2021, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was higher compared to the first six months of fiscal 2020. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2021 will be significantly higher than the average costs experienced during the comparable period of fiscal 2020.
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
Our management evaluated, with the participation of our Chairman of the Board, President and Chief Executive Officer and our Vice President, Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
With the exception of internal control related integration activities associated with the company's acquisition of Venture Products, there was no change in our internal control over financial reporting that occurred during the three month period ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's second quarter ended April 30, 2021:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
January 30, 2021 through February 26, 2021	—	$—	—	6,709,378
February 27, 2021 through April 2, 2021	680,816	102.18	680,816	6,028,562
April 3, 2021 through April 30, 2021	60,614	104.43	59,801	5,968,761
Total	741,430	$102.36	740,617
1    On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 740,617 shares under this authorized stock repurchase program during the period indicated above and 5,968,761 shares remained available to repurchase under this authorized stock repurchase program as of April 30, 2021.
2    Includes 813 units (shares) of the company’s common stock purchased in open-market transactions at an average price of $114.00 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 813 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of February 14, 2019, by and among The Toro Company, The Charles Machine Works, Inc., Helix Company, Inc., and Agent 186 LLC as Shareholders’ Agent (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated February 14, 2019, Commission File No. 1-8649).

	2.2 (1)	Fourth Amendment to Agreement to Form Joint Venture dated as of March 26, 2021 and effective as of March 2, 2020 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).

	3.1 and 4.1	Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2008, Commission File No. 1-8649).

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

	4.7	Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 23, 2007, Commission File No. 1-8649).

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

	101	The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2021, filed with the SEC on June 3, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended April 30, 2021 and May 1, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended April 30, 2021 and May 1, 2020, (iii) Condensed Consolidated Balance Sheets as of April 30, 2021, May 1, 2020, and October 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended April 30, 2021 and May 1, 2020, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended April 30, 2021 and May 1, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)     Confidential portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 3, 2021	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)