Form 10-Q
period 2021-07-30
TORO CO
filed 2021-09-02
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 26, 2021 was 106,444,673.

THE TORO COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net sales	$976,836	$840,972	$2,998,929	$2,537,853
Cost of sales	645,719	546,398	1,949,823	1,648,474
Gross profit	331,117	294,574	1,049,106	889,379
Selling, general and administrative expense	209,178	178,622	604,986	556,503
Operating earnings	121,939	115,952	444,120	332,876
Interest expense	(7,016)	(8,304)	(21,662)	(25,119)
Other income, net	2,528	3,345	8,062	10,746
Earnings before income taxes	117,451	110,993	430,520	318,503
Provision for income taxes	21,131	22,025	80,748	60,998
Net earnings	$96,320	$88,968	$349,772	$257,505

Basic net earnings per share of common stock	$0.90	$0.83	$3.25	$2.39

Diluted net earnings per share of common stock	$0.89	$0.82	$3.21	$2.37

Weighted-average number of shares of common stock outstanding — Basic	107,130	107,710	107,667	107,561

Weighted-average number of shares of common stock outstanding — Diluted	108,363	108,543	108,818	108,569

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net earnings	$96,320	$88,968	$349,772	$257,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,314)	14,011	6,685	8,120
Derivative instruments, net of tax of $2,641; $(4,589); $140; and $(3,558), respectively	8,035	(14,885)	886	(11,559)
Pension benefits	—	—	—	912
Other comprehensive income (loss), net of tax	2,721	(874)	7,571	(2,527)
Comprehensive income	$99,041	$88,094	$357,343	$254,978

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	July 30, 2021	July 31, 2020	October 31, 2020
ASSETS
Cash and cash equivalents	$535,330	$394,141	$479,892
Receivables, net	301,234	294,672	261,135
Inventories, net	665,648	656,208	652,433
Prepaid expenses and other current assets	43,577	39,225	34,188
Total current assets	1,545,789	1,384,246	1,427,648

Property, plant, and equipment, net	456,992	457,891	467,919
Goodwill	421,958	424,228	424,075
Other intangible assets, net	426,497	413,270	408,305
Right-of-use assets	72,236	81,634	78,752
Investment in finance affiliate	19,272	22,580	19,745
Deferred income taxes	6,362	9,772	6,466
Other assets	18,943	20,242	20,318
Total assets	$2,968,049	$2,813,863	$2,853,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$104,217	$108,869	$99,873
Accounts payable	411,413	268,747	363,953
Accrued liabilities	427,407	404,314	376,524
Short-term lease liabilities	15,403	15,182	15,447
Total current liabilities	958,440	797,112	855,797

Long-term debt, less current portion	587,345	782,036	691,250
Long-term lease liabilities	60,002	69,752	66,641
Deferred income taxes	74,381	71,346	70,435
Other long-term liabilities	50,703	39,585	54,277

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 106,440,513 shares as of July 30, 2021, 107,264,098 shares as of July 31, 2020, and 107,582,670 shares as of October 31, 2020	106,441	107,264	107,583
Retained earnings	1,157,428	981,344	1,041,507
Accumulated other comprehensive loss	(26,691)	(34,576)	(34,262)
Total stockholders’ equity	1,237,178	1,054,032	1,114,828
Total liabilities and stockholders’ equity	$2,968,049	$2,813,863	$2,853,228

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net earnings	$349,772	$257,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(4,694)	(6,161)
Distributions from finance affiliate, net	5,167	7,729
Depreciation of property, plant and equipment	55,301	55,272
Amortization of other intangible assets	17,493	14,591
Fair value step-up adjustment to acquired inventory	—	3,951
Stock-based compensation expense	16,176	10,322
Deferred income taxes	699	(3,425)
Other	(26)	521
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(42,217)	(17,687)
Inventories, net	(20,080)	18,248
Prepaid expenses and other assets	(1,019)	7,827
Accounts payable, accrued liabilities, and other liabilities	100,563	(42,817)
Net cash provided by operating activities	477,135	305,876

Cash flows from investing activities:
Purchases of property, plant and equipment	(47,961)	(46,627)
Business combinations, net of cash acquired	(14,874)	(138,225)
Asset acquisitions, net of cash acquired	(27,176)	—
Proceeds from asset disposals	588	204
Proceeds from sale of a business	18,732	—
Net cash used in investing activities	(70,691)	(184,648)

Cash flows from financing activities:
Borrowings under debt arrangements	—	636,025
Repayments under debt arrangements	(100,000)	(446,025)
Proceeds from exercise of stock options	12,535	11,939
Payments of withholding taxes for stock awards	(1,875)	(2,102)
Purchases of TTC common stock	(177,152)	—
Dividends paid on TTC common stock	(84,677)	(80,683)
Net cash (used in) provided by financing activities	(351,169)	119,154

Effect of exchange rates on cash and cash equivalents	163	1,931

Net increase in cash and cash equivalents	55,438	242,313
Cash and cash equivalents as of the beginning of the fiscal period	479,892	151,828
Cash and cash equivalents as of the end of the fiscal period	$535,330	$394,141

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417
Cash dividends paid on common stock - $0.2625 per share	—	(28,075)	—	(28,075)
Issuance of 64,260 shares for exercised stock options and vested restricted stock units	65	1,605	—	1,670
Stock-based compensation expense	—	5,831	—	5,831
Purchase of 666,672 shares of common stock	(667)	(70,039)	—	(70,706)
Other comprehensive income	—	—	2,721	2,721
Net earnings	—	96,320	—	96,320
Balance as of July 30, 2021	$106,441	$1,157,428	$(26,691)	$1,237,178

Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.7875 per share	—	(84,677)	—	(84,677)
Issuance of 587,723 shares for exercised stock options and vested restricted stock units and performance share awards	588	10,462	—	11,050
Stock-based compensation expense	—	16,176	—	16,176
Contribution of 22,700 shares to a deferred compensation trust	23	1,462	—	1,485
Purchase of 1,752,579 shares of common stock	(1,753)	(177,274)	—	(179,027)
Other comprehensive income	—	—	7,571	7,571
Net earnings	—	349,772	—	349,772
Balance as of July 30, 2021	$106,441	$1,157,428	$(26,691)	$1,237,178

Balance as of May 1, 2020	$107,111	$911,541	$(33,702)	$984,950
Cash dividends paid on common stock - $0.25 per share	—	(26,939)	—	(26,939)
Issuance of 162,488 shares for exercised stock options and vested restricted stock units	162	3,430	—	3,592
Stock-based compensation expense	—	4,955	—	4,955
Purchase of 9,206 shares of common stock	(9)	(611)	—	(620)
Other comprehensive loss	—	—	(874)	(874)
Net earnings	—	88,968	—	88,968
Balance as of July 31, 2020	$107,264	$981,344	$(34,576)	$1,054,032

Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $0.75 per share	—	(80,683)	—	(80,683)
Issuance of 550,835 shares for exercised stock options and vested restricted stock units and performance share awards	551	8,820	—	9,371
Stock-based compensation expense	—	10,322	—	10,322
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 28,818 shares of common stock	(29)	(2,073)	—	(2,102)
Other comprehensive loss	—	—	(2,527)	(2,527)
Net earnings	—	257,505	—	257,505
Balance as of July 31, 2020	$107,264	$981,344	$(34,576)	$1,054,032

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 30, 2021

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented. Due to seasonality within the industries in which the company's business operates and the current COVID-19 pandemic, among other factors, operating results for the nine months ended July 30, 2021 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2021.
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
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the company remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements as of and for the nine months ended July 30, 2021 and in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
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
Venture Products, Inc. ("Venture Products")
On March 2, 2020, the company completed its acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, markets, and sells articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened the company's Professional segment and expanded its dealer network. On the closing date of the acquisition, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million ("initial cash payment") and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to the company. The preliminary merger consideration was subject to certain customary adjustments, which were finalized during the third quarter of fiscal 2020 and resulted in an aggregate merger consideration of $163.2 million and at such time, $4.5 million of the holdback set aside for such customary adjustments was released accordingly. During the second quarter of fiscal 2021, $14.9 million of the remaining holdback was released and the remaining holdback of $10.0 million is expected to expire during the fourth quarter of fiscal 2021. As of the closing date of the acquisition, the company funded the initial cash payment with borrowings under its unsecured senior revolving credit facility.
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
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the Venture Products acquisition was recognized within the company's Professional segment and is non-deductible for tax purposes. During the first quarter of fiscal 2021, the company completed its valuation of income taxes to finalize the purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $1.0 million from the amounts reported within the company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Such purchase accounting adjustment did not impact the company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 30, 2021.
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

Asset Acquisitions
Effective November 4, 2020, during the first quarter of fiscal 2021, the company completed the acquisition of Turflynx, Lda, a developer of innovative autonomous solutions for turf management and effective March 1, 2021, during the second quarter of fiscal 2021, the company completed the acquisition of Left Hand Robotics, Inc., a developer of innovative autonomous solutions for turf and snow management. These acquisitions complement and support the development of alternative power, smart-connected, and autonomous products within the company's Professional and Residential segments. Neither of these acquisitions met the definition of a business combination as substantially all of the fair value of the gross assets acquired in each acquisition was concentrated in the respective finite-lived developed technology other intangible asset and as a result, the company accounted for each of these transactions as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. These asset acquisitions were immaterial in relation to the company's Consolidated Financial Condition and Results of Operations and as a result, additional purchase accounting disclosures have been omitted.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which management organizes segments for making operating and investment decisions and assessing performance. The company has identified eleven operating segments and has aggregated certain of those segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the three and nine month periods ended July 30, 2021, the company's Other activities consisted of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the three and nine month periods ended July 31, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses.
The following tables present summarized financial information concerning the company’s reportable segments and Other activities (in thousands):

Three Months Ended July 30, 2021	Professional	Residential	Other	Total
Net sales	$718,477	$252,117	$6,242	$976,836
Intersegment gross sales (eliminations)	8,241	13	(8,254)	—
Earnings (loss) before income taxes	$122,331	$31,548	$(36,428)	$117,451

Nine Months Ended July 30, 2021	Professional	Residential	Other	Total
Net sales	$2,197,058	$784,852	$17,019	$2,998,929
Intersegment gross sales (eliminations)	24,034	39	(24,073)	—
Earnings (loss) before income taxes	406,279	109,642	(85,401)	430,520
Total assets	$1,949,681	$327,064	$691,304	$2,968,049

Three Months Ended July 31, 2020	Professional	Residential	Other	Total
Net sales	$623,615	$204,961	$12,396	$840,972
Intersegment gross sales (eliminations)	12,738	23	(12,761)	—
Earnings (loss) before income taxes	$113,652	$28,545	$(31,204)	$110,993

Nine Months Ended July 31, 2020	Professional	Residential	Other	Total
Net sales	$1,879,423	$632,807	$25,623	$2,537,853
Intersegment gross sales (eliminations)	38,151	84	(38,235)	—
Earnings (loss) before income taxes	322,385	87,233	(91,115)	318,503
Total assets	$1,967,882	$268,562	$577,419	$2,813,863

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Corporate expenses	$(33,797)	$(29,078)	$(78,814)	$(76,961)
Interest expense	(7,016)	(8,304)	(21,662)	(25,119)
Earnings from wholly-owned domestic distribution companies and other income, net	4,385	6,178	15,075	10,965
Total operating loss	$(36,428)	$(31,204)	$(85,401)	$(91,115)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended July 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$609,022	$247,152	$3,164	$859,338
Irrigation	109,455	4,965	3,078	117,498
Total net sales	$718,477	$252,117	$6,242	$976,836

Revenue by geographic market:
United States	$559,907	$219,022	$6,242	$785,171
International Countries	158,570	33,095	—	191,665
Total net sales	$718,477	$252,117	$6,242	$976,836

Nine Months Ended July 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,891,138	$761,724	$11,436	$2,664,298
Irrigation	305,920	23,128	5,583	334,631
Total net sales	$2,197,058	$784,852	$17,019	$2,998,929

Revenue by geographic market:
United States	$1,681,972	$661,017	$17,019	$2,360,008
International Countries	515,086	123,835	—	638,921
Total net sales	$2,197,058	$784,852	$17,019	$2,998,929

Three Months Ended July 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$525,285	$199,012	$7,029	$731,326
Irrigation	98,330	5,949	5,367	109,646
Total net sales	$623,615	$204,961	$12,396	$840,972

Revenue by geographic market:
United States	$500,828	$177,734	$12,396	$690,958
International Countries	122,787	27,227	—	150,014
Total net sales	$623,615	$204,961	$12,396	$840,972

Nine Months Ended July 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,618,337	$608,870	$16,389	$2,243,596
Irrigation	261,086	23,937	9,234	294,257
Total net sales	$1,879,423	$632,807	$25,623	$2,537,853

Revenue by geographic market:
United States	$1,464,393	$539,836	$25,623	$2,029,852
International Countries	415,030	92,971	—	508,001
Total net sales	$1,879,423	$632,807	$25,623	$2,537,853

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of July 30, 2021 and October 31, 2020, $24.6 million and $21.9 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 30, 2021, the company recognized $3.1 million and $8.0 million, respectively, of the October 31, 2020 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.0 million of the October 31, 2020 deferred revenue amount within net sales throughout the remainder of fiscal 2021, $6.9 million in fiscal 2022, and $5.0 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2021 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2020	$412,061	$10,480	$1,534	$424,075
Purchase price allocation adjustment	(1,027)	—	—	(1,027)
Goodwill divested	—	—	(1,534)	(1,534)
Translation adjustments	311	133	—	444
Balance as of July 30, 2021	$411,345	$10,613	$—	$421,958
Other Intangible Assets, Net
The components of other intangible assets, net as of July 30, 2021, July 31, 2020, and October 31, 2020 were as follows (in thousands):

July 30, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,275	$(14,482)	$3,793
Non-compete agreements	5.5	6,908	(6,861)	47
Customer-related	18.2	239,762	(59,017)	180,745
Developed technology	7.0	87,512	(40,943)	46,569
Trade names	15.3	7,544	(2,882)	4,662
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,391	(128,575)	235,816
Indefinite-lived - trade names		190,681	—	190,681
Total other intangible assets, net		$555,072	$(128,575)	$426,497

July 31, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,232	$(13,697)	$4,535
Non-compete agreements	5.5	6,871	(6,804)	67
Customer-related	18.2	239,661	(44,368)	195,293
Developed technology	7.6	51,999	(34,232)	17,767
Trade names	15.3	7,540	(2,453)	5,087
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,693	(105,944)	222,749
Indefinite-lived - trade names		190,521	—	190,521
Total other intangible assets, net		$519,214	$(105,944)	$413,270

October 31, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,257	$(13,919)	$4,338
Non-compete agreements	5.5	6,892	(6,831)	61
Customer-related	18.2	239,634	(48,005)	191,629
Developed technology	7.6	51,995	(35,208)	16,787
Trade names	15.4	7,530	(2,552)	4,978
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,698	(110,905)	217,793
Indefinite-lived - trade names		190,512	—	190,512
Total other intangible assets, net		$519,210	$(110,905)	$408,305
For the three and nine months ended July 30, 2021, amortization expense for finite-lived intangible assets was $6.4 million and $17.5 million, respectively. For the three and nine months ended July 31, 2020, amortization expense for finite-lived intangible assets was $5.0 million and $14.6 million, respectively. Estimated amortization expense for the remainder of fiscal 2021 and succeeding fiscal years is as follows: fiscal 2021 (remainder), $6.4 million; fiscal 2022, $24.2 million; fiscal 2023, $22.4 million; fiscal 2024, $21.4 million; fiscal 2025, $19.8 million; fiscal 2026, $19.0 million; and after fiscal 2026, $122.6 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
$600 million revolving credit facility, due June 2023	$—	$—	$—
$200 million term loan, due April 2022	100,000	100,000	100,000
$300 million term loan, due April 2024	170,000	180,000	180,000
$190 million term loan, due June 2023	—	190,000	90,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,024	123,962	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,462	3,057	2,855
Total long-term debt	691,562	890,905	791,123
Less: current portion of long-term debt	104,217	108,869	99,873
Long-term debt, less current portion	$587,345	$782,036	$691,250
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2021 and succeeding fiscal years are as follows: fiscal 2021 (remainder), $0.0 million; fiscal 2022, $108.5 million; fiscal 2023, $17.0 million; fiscal 2024, $144.5 million; fiscal 2025, $0.0 million; fiscal 2026, $0.0 million; and after fiscal 2026, $425.0 million. As of July 30, 2021, the company reclassified the remaining $100.0 million outstanding balance under the $200.0 million three-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the maturity date of the $200.0 million three-year unsecured senior term loan facility is April 1, 2022 and is within the next twelve months. Additionally, as of July 30, 2021, the company reclassified $4.2 million of the outstanding balance under the $300.0 million five-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company is required to begin making quarterly amortization payments on the $300.0 million five-year unsecured senior term loan facility within the next twelve months. During the first nine months of fiscal 2021, the company prepaid the remaining $90.0 million of outstanding borrowings under the $190.0 million three-year unsecured senior term loan facility and prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility.

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
Inventories, net were as follows:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Raw materials and work in process	$280,774	$197,439	$168,759
Finished goods and service parts	466,961	540,840	565,761
Total FIFO and average cost value	747,735	738,279	734,520
Less: adjustment to LIFO value	82,087	82,071	82,087
Total inventories, net	$665,648	$656,208	$652,433

9	Property, Plant and Equipment, Net
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

Property, plant and equipment, net was as follows:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Land and land improvements	$56,004	$56,257	$57,387
Buildings and leasehold improvements	299,484	289,484	301,848
Machinery and equipment	508,383	474,519	499,312
Tooling	233,171	218,851	231,142
Computer hardware and software	102,293	95,891	102,312
Construction in process	82,211	77,227	48,157
Property, plant, and equipment, gross	1,281,546	1,212,229	1,240,158
Less: accumulated depreciation	824,554	754,338	772,239
Property, plant, and equipment, net	$456,992	$457,891	$467,919

10	Product Warranty Guarantees
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

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Beginning balance	$119,389	$102,884	$107,121	$96,604
Provisions	17,686	15,186	56,204	46,289
Acquisitions	—	—	—	2,557
Claims	(20,300)	(16,800)	(51,104)	(48,430)
Changes in estimates	377	226	4,931	4,476
Ending balance	$117,152	$101,496	$117,152	$101,496

11	Investment in Finance Affiliate
The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, are parties to the Red Iron joint venture ("Red Iron"), which was established primarily to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the nine months ended July 30, 2021 and July 31, 2020.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended July 30, 2021 and July 31, 2020 were $1,733.0 million and $1,374.3 million, respectively. As of July 30, 2021, Red Iron’s total assets were $387.6 million and total liabilities were $344.8 million. The total amount of receivables due from Red Iron to the company as of July 30, 2021, July 31, 2020, and October 31, 2020 were $13.8 million, $21.0 million and $12.6 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 30, 2021, July 31, 2020, and October 31, 2020 was $19.3 million, $22.6 million, and $19.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

12	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Stock option awards	$2,614	$2,483	$7,271	$6,577
Performance share awards	2,184	1,665	5,205	327
Restricted stock unit awards	1,033	807	3,029	2,725
Unrestricted common stock awards	—	—	671	693
Total compensation cost for stock-based compensation awards	$5,831	$4,955	$16,176	$10,322
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
The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation method with the assumptions noted in the table below. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee Board members are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee Board members for valuation purposes based on similar historical exercise behavior. Expected stock price volatility is based on the daily movement of the company’s common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. The expected dividend yield is estimated over the expected life based on the company’s historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company’s stock price.
The table below illustrates the weighted-average valuation assumptions for options granted in the first nine months of the following fiscal periods:

	Fiscal 2021	Fiscal 2020
Expected life of option in years	6.21	6.31
Expected stock price volatility	23.26%	19.53%
Risk-free interest rate	0.55%	1.73%
Expected dividend yield	0.86%	0.99%
Per share weighted-average fair value at date of grant	$19.39	$15.23
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2021 and 2020 was $90.59 and $77.33, respectively. No performance share awards were granted during the second or third quarter of fiscal 2021 and 2020.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2021 and 2020 was $97.84 and $74.43, respectively.
Unrestricted Common Stock Awards
During the first quarter of fiscal 2021 and 2020, 8,070 and 8,920 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. No shares of fully vested unrestricted common stock awards were granted during the second or third quarter of fiscal 2021 and 2020.

13	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Foreign currency translation adjustments	$17,823	$22,905	$24,508
Pension benefits	5,106	3,949	5,106
Cash flow derivative instruments	3,762	7,722	4,648
Total accumulated other comprehensive loss	$26,691	$34,576	$34,262
The components and activity of AOCL, net of tax, for the three and nine month periods ended July 30, 2021 and July 31, 2020 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412
Other comprehensive (income) loss before reclassifications	5,314	—	(11,117)	(5,803)
Amounts reclassified from AOCL	—	—	3,082	3,082
Net current period other comprehensive (income) loss	5,314	—	(8,035)	(2,721)
Balance as of July 30, 2021	$17,823	$5,106	$3,762	$26,691

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive income before reclassifications	(6,685)	—	(10,151)	(16,836)
Amounts reclassified from AOCL	—	—	9,265	9,265
Net current period other comprehensive income	(6,685)	—	(886)	(7,571)
Balance as of July 30, 2021	$17,823	$5,106	$3,762	$26,691

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 1, 2020	$36,916	$3,949	$(7,163)	$33,702
Other comprehensive (income) loss before reclassifications	(14,011)	—	16,838	2,827
Amounts reclassified from AOCL	—	—	(1,953)	(1,953)
Net current period other comprehensive (income) loss	(14,011)	—	14,885	874
Balance as of July 31, 2020	$22,905	$3,949	$7,722	$34,576

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive (income) loss before reclassifications	(8,120)	—	17,529	9,409
Amounts reclassified from AOCL	—	(912)	(5,970)	(6,882)
Net current period other comprehensive (income) loss	(8,120)	(912)	11,559	2,527
Balance as of July 31, 2020	$22,905	$3,949	$7,722	$34,576
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 17, Derivative Instruments and Hedging Activities.

14	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Basic
Weighted-average number of shares of common stock	107,130	107,710	107,661	107,547
Assumed issuance of contingent shares	—	—	6	14
Weighted-average number of shares of common stock outstanding - Basic	107,130	107,710	107,667	107,561

Diluted
Weighted-average number of shares of common stock outstanding - Basic	107,130	107,710	107,667	107,561
Effect of dilutive shares	1,233	833	1,151	1,008
Weighted-average number of shares of common stock outstanding - Diluted	108,363	108,543	108,818	108,569
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 2,109 and 635,002 shares of common stock during the third quarter of fiscal 2021 and 2020, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive. Stock option awards to purchase 425,748 and 493,723 shares of common stock during the first nine months of fiscal 2021 and 2020, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

15	Contingencies
Litigation
From time to time, the company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also occasionally involved in commercial disputes, employment disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. The company believes these activities help minimize its risk of being a defendant in patent infringement litigation.
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
Litigation Settlement
On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of the company, and Briggs & Stratton Corporation (“BGG”) entered into a settlement agreement (“Settlement Agreement”) relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the “Infringement Action”). In the Infringement Action, Exmark alleged that certain mower decks manufactured by BSPPG infringed an Exmark mower deck patent. Despite favorable judgments in the Infringement Action in favor of Exmark, including with regard to awarded damages, actions by BGG during the second half of calendar year 2020 put in jeopardy the certainty and timing of the eventual receipt of the damages awarded to Exmark in the Infringement Action, including (i) the filing by BGG and certain of its subsidiaries for bankruptcy relief under chapter 11 of title 11 of the United States Bankruptcy Code (“BGG Bankruptcy”); (ii) the sale of substantially all the assets (but not certain liabilities, including the Infringement Action) of BGG and its subsidiaries to a third-party pursuant to Section 363 of the United States Bankruptcy Code; and (iii) a petition filed by BGG for a panel rehearing of the United States Court of Appeals for the Federal Circuit's decision in the Infringement Action (“Rehearing Petition”).
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provided, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages awarded to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement. During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, the company recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with the company's external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount.

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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Operating lease expense	$4,397	$4,036	$14,488	$14,253
Short-term lease expense	256	876	1,693	2,204
Variable lease expense	22	20	72	116
Total lease expense	$4,675	$4,932	$16,253	$16,573
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020
Operating cash flows for amounts included in the measurement of lease liabilities	$14,288	$13,949
Right-of-use assets obtained in exchange for lease obligations	$4,739	$18,698
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Weighted-average remaining lease term of operating leases in years	6.6	7.2	7.1
Weighted-average discount rate of operating leases	2.70%	2.80%	2.79%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of July 30, 2021:

(Dollars in thousands)	July 30, 2021
2021 (remaining)	$4,712
2022	17,015
2023	13,736
2024	12,246
2025	10,751
Thereafter	23,998
Total future minimum operating lease payments	82,458
Less: imputed interest	7,053
Present value of operating lease liabilities	$75,405

17	Derivative Instruments and Hedging Activities
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
As of July 30, 2021, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $267.8 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$1,235	$(645)	$802
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	309	753	131
Total derivative assets	$1,544	$108	$933

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$3,682	$5,248	$2,687
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	1,554	849	(203)
Total derivative liabilities	$5,236	$6,097	$2,484
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$1,544	$1,116	$1,139
Derivative liabilities offsetting derivative assets	—	(1,008)	(206)
Net amount of derivative assets	$1,544	$108	$933

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$(5,849)	$(6,465)	$(3,233)
Derivative assets offsetting derivative liabilities	613	368	749
Net amount of derivative liabilities	$(5,236)	$(6,097)	$(2,484)
The following tables present the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended July 30, 2021 and July 31, 2020:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(3,113)	$1,795	$7,350	$(13,501)
Cost of sales	31	158	685	(1,384)
Total derivatives designated as cash flow hedging instruments	$(3,082)	$1,953	$8,035	$(14,885)

	Nine Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(9,325)	$5,272	$620	$(10,396)
Cost of sales	60	698	266	(1,163)
Total derivatives designated as cash flow hedging instruments	$(9,265)	$5,970	$886	$(11,559)
The company recognized immaterial losses within other income, net on the Condensed Consolidated Statements of Earnings during the third quarter and first nine months of fiscal 2021 and 2020 due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of July 30, 2021, the company expects to reclassify approximately $5.1 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 30, 2021		July 31, 2020
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$976,836	$(645,719)	$840,972	$(546,398)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(3,113)	31	1,795	158
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$322	$70	$191	$86

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 30, 2021		July 31, 2020
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,998,929	$(1,949,823)	$2,537,853	$(1,648,474)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(9,325)	60	5,272	698
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$784	$366	$3,183	$231
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$1,972	$(7,093)	$(4,511)	$(5,316)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1,972	$(7,093)	$(4,511)	$(5,316)

18	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 30, 2021, July 31, 2020, and October 31, 2020, according to the valuation technique utilized to determine their fair values:

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,544	$—	$1,544	$—
Total assets	$1,544	$—	$1,544	$—

Liabilities:
Forward currency contracts	$5,236	$—	$5,236	$—
Total liabilities	$5,236	$—	$5,236	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
July 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$108	$—	$108	$—
Total assets	$108	$—	$108	$—

Liabilities:
Forward currency contracts	$6,097	$—	$6,097	$—
Total liabilities	$6,097	$—	$6,097	$—

(Dollars in thousands)		Fair Value Measurements Using Inputs Considered as:
October 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$933	$—	$933	$—
Total assets	$933	$—	$933	$—

Liabilities:
Forward currency contracts	$2,484	$—	$2,484	$—
Total liabilities	$2,484	$—	$2,484	$—
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

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of July 30, 2021, July 31, 2020 and October 31, 2020, the company's long-term debt included $424.0 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of July 30, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $525.9 million compared to its gross carrying amount of $424.0 million. As of July 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $500.4 million compared to its gross carrying amount of $424.0 million. As of October 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $508.2 million compared to its gross carrying amount of $424.0 million.

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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is the foundation of our enterprise strategic priorities of accelerating growth, driving productivity and operational excellence, and empowering our people, and our focus on alternative power, smart connected, and autonomous solutions are embedded as part of our "Sustainability Endures" strategy. Our Sustainability Endures strategy also provides transparency on our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities.
We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales have historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q, during the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company. As a result, for the three and nine month period ended July 30, 2021, our Other activities consisted of our remaining wholly-owned domestic distribution company, our corporate activities, and the elimination of intersegment revenues and expenses. For the three and nine month period ended July 31, 2020, our Other activities consisted of our wholly-owned domestic distribution companies, our corporate activities, and the elimination of intersegment revenues and expenses.
Acquisition of Venture Products, Inc. ("Venture Products")
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, markets, and sells articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. The total acquisition consideration was $163.2 million, of which $10.0 million remains from an initial holdback of $29.5 million and is expected to be paid during the fourth quarter of fiscal 2021 to the former Venture Products shareholders, subject to any indemnification claims. Subsequent to the closing date, results of operations for Venture Products have been included within our Professional reportable segment within our Condensed Consolidated Financial Statements and had an incremental impact to our Professional reportable segment net sales and segment earnings for the nine month period ended July 30, 2021. Venture products did not have an incremental impact to our Professional reportable segment net sales and segment earnings for the three month period ended July 30, 2021. For additional information regarding the acquisition, refer to Note 2, Business Combination and Asset Acquisitions, in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. The global impact of the pandemic has had a material impact on parts of our business, as well as our employees, customers, and suppliers, and caused many challenges for our business and manufacturing operations. While we are seeing signs of recovery in the United States and certain other areas of the world, the continuing implications of COVID-19 on our business and manufacturing operations remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for our products; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption. As a result, the ultimate impact on our future business, operations, and Results of Operations, Financial Position, and Cash Flows as a result of COVID-19 is unknown at this time.
Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include, but are not limited to, implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, curtailing certain non-essential travel, extensively and frequently disinfecting our facilities and workspaces, limiting certain non-essential visitors, and providing or accommodating the wearing of face coverings and other sanitary measures to those employees who are physically present at our facilities and sites to perform their job responsibilities and where face coverings are required by local government mandates. During the first quarter of fiscal 2021, we implemented an employee campaign in support of COVID-19 vaccine efforts. This employee campaign is designed to provide information about, and support and encourage our employees to receive, a COVID-19 vaccination. As part of this employee campaign, we facilitated the offering of the vaccine to our employees at certain of our facilities. We expect to continue certain applicable and appropriate safety measures until we determine that COVID-19 is adequately contained for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.
In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential global infrastructure, agricultural food production, and the enablement of safe areas for outdoor spaces. While our facilities have remained operational during the third quarter and first nine months of fiscal 2021, we continued to experience various degrees of manufacturing cost pressures and inefficiencies. However, such manufacturing cost pressures and inefficiencies were experienced to a lesser extent than those experienced during the third quarter and first nine months of fiscal 2020 when our manufacturing operations experienced intermittent partial or full factory closures, reduced levels of production at certain facilities, and manufacturing inefficiencies as a result of government mandated measures, reduced demand for products in certain of our Professional segment businesses, and the initial reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities. As a result, the improvement in our manufacturing operations experienced during the third quarter and first nine months of fiscal 2021 as compared to the fiscal 2020 comparable periods had a favorable impact on our gross margins for the three and nine month periods ended July 30, 2021.
Although we regularly monitor the adequacy of supply and financial health of the companies in our supply chain and use alternative suppliers when necessary and available, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, has and could continue to cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions. During the third quarter and first nine months of fiscal 2021, we experienced a greater level of disruption within our global supply chain that limited our ability to procure commodities, components, parts, and accessories in a timely manner to meet manufacturing production requirements than we experienced during the third quarter and first nine months of fiscal 2020. As a result, we experienced various degrees of product availability issues, which limited our ability to meet customer demand and adequately replenish certain raw materials, work in process, and finished goods inventory levels. We currently expect a greater level of supply chain disruptions throughout the remainder of fiscal 2021 as compared to prior periods due to a combination of our current challenges to source adequate amounts of certain component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements. Additionally, we experienced inflationary cost pressures on commodity, component parts, and other related costs during the third quarter and first nine months of fiscal 2021 when compared to the prior year comparable periods and we expect to continue to experience an inflationary environment for commodity, component parts, and other related costs throughout the remainder of fiscal 2021, which would put pressure on our gross margins.
During the third quarter and first nine months of fiscal 2021, we experienced a continued strong rebound in demand for many of the products in our Professional segment businesses that were adversely impacted by COVID-19 during the third quarter and first nine months of fiscal 2020. Most notably, our landscape contractor business continued to build upon the momentum generated during the fourth quarter of fiscal 2020 and we continued to experience strong retail demand from contractors and our channel partners worked to replenish their field inventory levels during the third quarter and first nine months of fiscal 2021. Additionally, our golf business continued to experience strong demand as golf course investments increased and spending patterns began to normalize as budgetary constraints moderated. Our rental and specialty construction business also experienced strong demand due to favorable construction industry trends. While these demand rebounds within our Professional segment are positive, we experienced a reduction of net sales within our underground construction business due to product availability issues that limited our ability to meet demand for our products. Our Residential segment continued to build on the momentum generated during fiscal 2020 and experienced strong retail demand across most product lines during the third quarter and first nine months of fiscal 2021 as a result of new and enhanced products, favorable weather conditions, expanded retail placement, and continued investments by homeowners in their properties. While the continued strong retail demand experienced in our Residential segment is a positive event, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales has had, and could continue to have, an adverse impact on our gross margins. However, for the three and nine month periods ended July 30, 2021, we experienced a shift to a greater percentage of Professional segment net sales as a percentage of consolidated net sales when compared to the prior year comparable periods and such shift resulted in a favorable impact to our gross margins. Further, as a result of strong business performance throughout the second half of fiscal 2020, many of the COVID-19 cost reduction measures enacted in fiscal 2020 were discontinued during the first quarter of fiscal 2021. Our balance sheet and liquidity profile remained strong as of July 30, 2021 and we expect to continue our historical practice of prudently managing our expenses and adjusting production levels as needed to align with anticipated sales volumes throughout the remainder of fiscal 2021. However, given our current expectation of a greater level of supply chain disruptions during the remainder of fiscal 2021 due to a combination of our current inability to source adequate amounts of component parts inventory and the inability of our suppliers to meet our commodity and component parts demand requirements, our ability to effectively and efficiently adjust production levels as needed may be limited.
Significant uncertainty still exists concerning the duration of COVID-19 and variants of the virus. We will continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations to attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures and such developments could rapidly occur. If the adverse impacts from COVID-19 continue or worsen beyond expectations, our business and related Results of Operations, Financial Position, or Cash Flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows. For additional information regarding risks associated with COVID-19, refer to the section titled "Forward-Looking Information" located at the end of Part I, Item 2 of this Quarterly Report on Form 10-Q and also refer to Part I, Item 1A, "Risk Factors", within our Annual Report on From 10-K for the fiscal year ended October 31, 2020.

RESULTS OF OPERATIONS
Overview
Worldwide consolidated net sales for the third quarter of fiscal 2021 were $976.8 million, up 16.2 percent compared to $841.0 million in the third quarter of fiscal 2020. For the first nine months of fiscal 2021, worldwide consolidated net sales were $2,998.9 million, up 18.2 percent compared to $2,537.9 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2021 were $718.5 million, an increase of 15.2 percent compared to $623.6 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2021, Professional segment net sales were $2,197.1 million, an increase of 16.9 percent compared to $1,879.4 million in the prior fiscal year comparable period.
Residential segment net sales for the third quarter of fiscal 2021 were $252.1 million, an increase of 23.0 percent compared to $205.0 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2021, Residential segment net sales were $784.9 million, an increase of 24.0 percent compared to $632.8 million in the prior fiscal year comparable period.
Net earnings for the third quarter of fiscal 2021 were $96.3 million, or $0.89 per diluted share, compared to $89.0 million, or $0.82 per diluted share, for the third quarter of fiscal 2020. Net earnings for the first nine months of fiscal 2021 were $349.8 million, or $3.21 per diluted share, compared to $257.5 million, or $2.37 per diluted share, in the comparable fiscal 2020 period. Non-GAAP net earnings for the third quarter of fiscal 2021 were $99.4 million, or $0.92 per diluted share, compared to $88.7 million, or $0.82 per diluted share, for the third quarter of fiscal 2020. Non-GAAP net earnings for the first nine months of fiscal 2021 were $333.0 million, or $3.06 per diluted share, compared to $258.6 million, or $2.38 per diluted share, in the comparable fiscal 2020 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We increased our cash dividend for the third quarter of fiscal 2021 by 5.0 percent to $0.2625 per share compared to $0.25 per share paid in the third quarter of fiscal 2020 and continued repurchasing shares of our common stock under our Board authorized repurchase plan during the third quarter of fiscal 2021.
Field inventory levels were lower as of the end of the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 across the majority of our businesses as a result of continued strong retail demand for our products that has exceeded product availability, most notably for Professional segment landscape contractor zero-turn riding mowers; rental, specialty, and underground construction equipment; and Residential segment zero-turn riding mowers.
Net Sales
Worldwide consolidated net sales for the third quarter of fiscal 2021 were $976.8 million, up 16.2 percent compared to $841.0 million in the third quarter of fiscal 2020. This net sales increase was primarily due to continued strong demand for many of the products in our portfolio of Professional segment businesses, most notably the Professional segment businesses that were adversely impacted by COVID-19 during the third quarter of fiscal 2020, including increased sales of landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020 and increased shipments of golf equipment as a result of normalized golf course spending patterns and course investments. The net sales increase was also the result of price increases across our product lines and continued strong demand for the Residential segment zero-turn riding and walk power mowers due to new and enhanced products. The net sales increase for the third quarter comparison was partially offset by reduced sales of underground construction equipment as a result of product availability that limited our ability to meet construction industry demand.
For the year-to-date period of fiscal 2021, worldwide consolidated net sales were $2,998.9 million, up 18.2 percent compared to $2,537.9 million from the same period in the prior fiscal year. Consistent with the net sales drivers for the quarter comparison, the increase in worldwide consolidated net sales for the year-to-date period of fiscal 2021 was primarily due to continued strong demand for many of the products in our portfolio of Professional segment businesses, most notably the Professional segment businesses that were adversely impacted by COVID-19 during the first nine months of fiscal 2020, including increased sales of landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020, increased shipments of golf equipment and irrigation products as a result of normalized golf course spending patterns and course investments, and strong demand for rental and specialty construction equipment due to favorable construction industry trends. The net sales increase was also the result of continued strong demand for Residential segment zero-turn riding and walk power mowers due to new and enhanced products, price increases across our product lines, and incremental net sales as a result of our acquisition of Venture Products. The net sales increase for the year-to-date comparison was partially offset by reduced sales of underground construction equipment as a result of product availability that limited our ability to meet construction industry demand and continued softened demand in the oil and gas industry.
Net sales in international markets increased by 27.8 percent and 25.8 percent for the third quarter and year-to-date periods of fiscal 2021, respectively. Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately

$6.9 million and $17.4 million for the third quarter and year-to-date periods of fiscal 2021, respectively. The international net sales increase for the quarter and year-to-date comparisons was mainly driven by increased shipments of golf equipment and irrigation products and strong demand for both Professional and Residential segment zero-turn riding products.
The following table summarizes our Results of Operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.1)	(65.0)	(65.0)	(65.0)
Gross profit	33.9	35.0	35.0	35.0
Selling, general and administrative expense	(21.4)	(21.2)	(20.2)	(21.9)
Operating earnings	12.5	13.8	14.8	13.1
Interest expense	(0.7)	(1.0)	(0.7)	(1.0)
Other income, net	0.2	0.4	0.3	0.5
Earnings before income taxes	12.0	13.2	14.4	12.6
Provision for income taxes	(2.1)	(2.6)	(2.7)	(2.5)
Net earnings	9.9%	10.6%	11.7%	10.1%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2021 was $331.1 million, up 12.4 percent compared to $294.6 million in the third quarter of fiscal 2020. Gross margin was 33.9 percent for the third quarter of fiscal 2021 compared to 35.0 percent for the third quarter of fiscal 2020, a decrease of 110 basis points. Non-GAAP gross profit for the third quarter of fiscal 2021 was $331.1 million, up 12.0 percent compared to $295.7 million in the third quarter of fiscal 2020. Non-GAAP gross margin was 33.9 percent for the third quarter of fiscal 2021 compared to 35.2 percent for the third quarter of fiscal 2020, a decrease of 130 basis points. The decrease in gross margin and non-GAAP gross margin for the third quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs, which were partially offset by improved net price realization as a result of price increases across our product lines, productivity improvements, and charges incurred for inventory write-downs in the third quarter of fiscal 2020 that did not repeat in the third quarter of fiscal 2021.
Gross profit for the year-to-date period of fiscal 2021 was $1,049.1 million, up 18.0 percent compared to $889.4 million in the same period of fiscal 2020. For the year-to-date periods of fiscal 2021 and fiscal 2020, gross margin was flat at 35.0 percent. Non-GAAP gross profit for the year-to-date period of fiscal 2021 was $1,049.1 million, up 17.3 percent compared to $894.2 million in the same period of fiscal 2020. Non-GAAP gross margin was 35.0 percent for the year-to-date period of fiscal 2021 compared to 35.2 percent for the prior year comparable period, a decrease of 20 basis points. Gross margin and non-GAAP gross margin for the year-to-date period of fiscal 2021 was adversely impacted primarily by the macroeconomic inflationary environment that resulted in higher commodity and component parts and freight costs. This negative impact was largely offset by improved net price realization as a result of price increases across our Professional and Residential segment product lines; productivity improvements, including COVID-19 driven production downtime and manufacturing inefficiencies in the first nine months of fiscal 2020 that were experienced to a lesser degree in the first nine months of fiscal 2021; and favorable product mix.
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
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $30.6 million, or 17.1 percent, for the third quarter of fiscal 2021. As a percentage of net sales, SG&A expense increased 20 basis points for the third quarter of fiscal 2021. The increase in SG&A expense as a percentage of net sales for the third quarter comparison was primarily due to higher administrative expense as a result of increases in compensation costs resulting from the removal of certain fiscal 2020 COVID-19 cost-reduction measures, as well as a charge incurred for a legal settlement related to a series of ongoing patent infringement disputes, largely offset by decreased indirect marketing expenses as a result of lower meeting, travel, and entertainment costs and reduced incentive compensation costs in the third quarter of fiscal 2021 due to more normalized business performance as compared to the third quarter of fiscal 2020 where we experienced an incentive compensation increase due to improved business performance after the initial onset of the pandemic.
SG&A expense increased $48.5 million, or 8.7 percent, for the year-to-date period of fiscal 2021. As a percentage of net sales, SG&A expense decreased 170 basis points for the year-to-date period of fiscal 2021. The decrease in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily the result of leveraging expense over higher sales volumes, which further benefited from a favorable net legal settlement with Briggs & Stratton ("BGG") and decreased indirect marketing expenses as a result of lower meeting, travel, and entertainment costs. These decreases for the year-to-date comparison were partially offset by increased incentive compensation costs as a result of strong business performance.
Interest Expense
Interest expense decreased $1.3 million and $3.5 million for the third quarter and year-to-date periods of fiscal 2021 compared to the comparable periods of fiscal 2020. These decreases were driven by lower average outstanding borrowings under our debt arrangements and lower average interest rates due to the reduction in LIBOR.
Other Income, Net
Other income, net for the third quarter of fiscal 2021 decreased $0.8 million compared to the third quarter of fiscal 2020. This slight decrease was primarily due to lower income from our Red Iron joint venture as a result of lower field inventory levels and increased inventory turnover at our channel partners due to strong retail demand during the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020, partially offset by the favorable impact of foreign currency exchange rates. Other income, net for the year-to-date period of fiscal 2021 decreased $2.7 million compared to the same period in fiscal 2020. This decrease was primarily due to lower income from our Red Iron joint venture as a result of lower field inventory levels and increased inventory turnover at our channel partners due to strong retail demand during the first nine months of fiscal 2021 as compared to the first nine months of fiscal 2020, partially offset by a settlement charge incurred for the termination of our U.S. defined benefit pension plan recognized in fiscal 2020 that did not reoccur in fiscal 2021.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2021 was 18.0 percent compared to 19.8 percent in the third quarter of fiscal 2020. The decrease in the effective tax rate for the quarter comparison was primarily driven by one-time adjustments related to prior years, partially offset by the geographic mix of earnings. The effective tax rate for the year-to-date period of fiscal 2021 was 18.8 percent compared to 19.2 percent in the same period of fiscal 2020. The decrease in the effective tax rate for the year-to-date comparison was primarily driven by increased tax benefits from excess tax deductions for stock-based compensation.
The non-GAAP effective tax rate for the third quarter of fiscal 2021 was 19.3 percent, compared to a non-GAAP effective tax rate of 20.9 percent in the third quarter of fiscal 2020. The decrease in the non-GAAP effective tax rate for the quarter comparison was primarily driven by one-time adjustments related to prior years, partially offset by the geographic mix of earnings. The non-GAAP effective tax rate for the year-to-date periods of fiscal 2021 and 2020 was 20.6 percent. The non-GAAP effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the third quarter of fiscal 2021 were $96.3 million, or $0.89 per diluted share, compared to $89.0 million, or $0.82 per diluted share, for the third quarter of fiscal 2020. Non-GAAP net earnings for the third quarter of fiscal 2021 were $99.4 million, or $0.92 per diluted share, compared to $88.7 million, or $0.82 per diluted share, for the third quarter of fiscal 2020, an increase of 12.2 percent per diluted share. The increase in net earnings and non-GAAP net earnings for the third quarter comparison was primarily driven by higher sales volumes and improved net price realization as a result of price increases across our product lines; productivity improvements; and charges incurred for inventory write-downs in the third quarter of fiscal 2020 that did not repeat in the third quarter of fiscal 2021. These increases were partially offset by the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs.
Net earnings for the first nine months of fiscal 2021 were $349.8 million, or $3.21 per diluted share, compared to $257.5 million, or $2.37 per diluted share, for the same period of fiscal 2020. The increase in net earnings for the year-to-date comparison was primarily driven by higher sales volumes and improved net price realization as a result of price increases across our product lines; productivity improvements, including COVID-19 driven production downtime and manufacturing inefficiencies in the first nine months of fiscal 2020 that were experienced to a lesser degree in the first nine months of fiscal 2021; a favorable net legal settlement with BGG; and favorable product mix. These increases were partially offset by the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs. Non-GAAP net earnings for the first nine months of fiscal 2021 were $333.0 million, or $3.06 per diluted share, compared to $258.6 million, or $2.38 per diluted share, for the same year-to-date period of fiscal 2020, an increase of 28.6 percent per diluted share. The increase in non-GAAP net earnings for the year-to-date comparison was primarily driven by higher sales volumes and improved net price realization as a result of price increases across our product lines; productivity improvements, including COVID-19 driven production downtime and manufacturing inefficiencies in the first nine months of fiscal 2020 that were experienced to a lesser degree in the first nine months of fiscal 2021; and favorable product mix. These increases were partially offset by the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs.
Non-GAAP net earnings and non-GAAP net earnings per diluted share exclude the net impact of certain litigation settlements; acquisition-related costs related to our acquisitions of Venture Products and CMW, including transaction and integration costs and charges incurred related to certain purchase accounting adjustments; the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation; and management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
BUSINESS SEGMENTS
We operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential segments are defined as earnings from operations plus other income, net. Our remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Divestiture, during the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company. As a result, for the three and nine month periods ended July 30, 2021, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution company, Red Iron joint venture, corporate activities, other income, and interest expense. For the three and nine month periods ended July 31, 2020, operating loss for our Other activities included earnings (loss) from our wholly-owned domestic distribution companies, Red Iron joint venture, corporate activities, other income, and interest expense. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information services, public relations, and similar activities, as well as other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	Dollar Value Change	Percentage Change
Professional	$718,477	$623,615	$94,862	15.2%
Residential	252,117	204,961	47,156	23.0
Other	6,242	12,396	(6,154)	(49.6)
Total net sales*	$976,836	$840,972	$135,864	16.2%

*Includes international net sales of:	$191,665	$150,014	$41,651	27.8%

	Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	Dollar Value Change	Percentage Change
Professional	$2,197,058	$1,879,423	$317,635	16.9%
Residential	784,852	632,807	152,045	24.0
Other	17,019	25,623	(8,604)	(33.6)
Total net sales*	$2,998,929	$2,537,853	$461,076	18.2%

*Includes international net sales of:	$638,921	$508,001	$130,920	25.8%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	Dollar Value Change	Percentage Change
Professional	$122,331	$113,652	$8,679	7.6%
Residential	31,548	28,545	3,003	10.5
Other	(36,428)	(31,204)	(5,224)	(16.7)
Total segment earnings	$117,451	$110,993	$6,458	5.8%

	Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020	Dollar Value Change	Percentage Change
Professional	$406,279	$322,385	$83,894	26.0%
Residential	109,642	87,233	22,409	25.7
Other	(85,401)	(91,115)	5,714	6.3
Total segment earnings	$430,520	$318,503	$112,017	35.2%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2021 increased 15.2 percent compared to the third quarter of fiscal 2020. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2021 increased 16.9 percent compared to the same period of fiscal 2020. The increase in Professional segment net sales for the third quarter of fiscal 2021 was primarily due to continued strong demand for many of the products in our portfolio of Professional segment businesses, most notably the Professional segment businesses that were adversely impacted by COVID-19 during the third quarter of fiscal 2020, including increased sales of landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020 and increased shipments of golf equipment as a result of normalized golf course spending patterns and course investments. Additionally, the net sales increase was driven by price increases across our Professional segment product lines, partially offset by reduced sales of underground construction equipment as a result of product availability that limited our ability to meet construction industry demand.
Consistent with the net sales drivers for the quarter comparison, the increase in Professional segment net sales for the first nine months of fiscal 2021 was primarily due to continued strong demand for many of the products in our portfolio of Professional segment businesses, most notably the Professional segment businesses that were adversely impacted by COVID-19 during the first nine months of fiscal 2020, including increased sales of landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020, increased shipments of golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments, and strong demand for rental and specialty construction equipment due to favorable construction industry trends. Additionally, the net sales increase was driven by price increases across our Professional segment product lines and incremental net sales as a result of our acquisition of Venture Products, partially offset by reduced sales of underground construction equipment as a result of product availability that limited our ability to meet construction industry demand and continued softened demand in the oil and gas industry.
Segment Earnings
Professional segment earnings for the third quarter of fiscal 2021 increased 7.6 percent compared to the third quarter of fiscal 2020, and when expressed as a percentage of net sales, decreased to 17.0 percent from 18.2 percent. As a percentage of net sales, the Professional segment earnings decrease for the third quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs, partially offset by improved net price realization as a result of price increases across our product lines, productivity improvements, charges incurred for inventory write-downs in the third quarter of fiscal 2020 that did not repeat in the third quarter of fiscal 2021, and favorable product mix.
Professional segment earnings for the year-to-date period of fiscal 2021 increased 26.0 percent compared to the same period of fiscal 2020, and when expressed as a percentage of net sales, increased to 18.5 percent from 17.2 percent. As a percentage of net sales, the Professional segment earnings increase for the year-to-date comparison was primarily driven by improved net price realization as a result of price increases across our Professional segment product lines; productivity improvements, including COVID-19 driven production downtime and manufacturing inefficiencies in the first nine months of fiscal 2020 that were experienced to a lesser degree in the first nine months of fiscal 2021; reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; partially offset by the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2021 increased 23.0 percent compared to the third quarter of fiscal 2020. The Residential segment net sales increase for the third quarter comparison was mainly driven by continued strong retail demand for zero-turn riding and walk power mowers due to new and enhanced products and price increases across our Residential segment product lines.

Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2021 increased 24.0 percent compared to the same period of fiscal 2020. The Residential segment net sales increase for the year-to-date comparison was mainly driven by continued strong retail demand for zero-turn riding and walk power mowers due to new and enhanced products, strong retail demand for snow thrower products as a result of favorable winter weather conditions in key regions and enhanced retail placement, increased sales of our 60V Flex-Force battery-powered home solutions products primarily due to successful new product introductions, and price increases across our Residential segment product lines.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2021 increased 10.5 percent compared to the third quarter of fiscal 2020, and when expressed as a percentage of net sales, decreased to 12.5 percent from 13.9 percent. As a percentage of net sales, the Residential segment net earnings decrease for the third quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs, partially offset by improved net price realization as a result of price increases across our Residential segment product lines, productivity improvements, and favorable product mix.
Residential segment earnings for the year-to-date period of fiscal 2021 increased 25.7 percent compared to the same period of fiscal 2020, and when expressed as a percentage of net sales, increased to 14.0 percent from 13.8 percent. As a percentage of net sales, the Residential segment net earnings increase for the year-to-date comparison was driven by improved net price realization as a result of price increases across our Residential segment product lines; productivity improvements, including COVID-19 driven production downtime and manufacturing inefficiencies in the first nine months of fiscal 2020 that were experienced to a lesser degree in the first nine months of fiscal 2021; and reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; partially offset by the macroeconomic inflationary environment resulting in higher commodity and component parts and freight costs.
Other Activities
Other Net Sales
For the third quarter and year-to-date periods of fiscal 2021, net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. For the third quarter and year-to-date periods of fiscal 2020, net sales for our Other activities included sales from our wholly-owned domestic distribution companies less sales from the Professional and Residential segments to the distribution companies. Net sales for our Other activities in the third quarter and year-to-date periods of fiscal 2021 decreased by $6.2 million and $8.6 million, respectively, compared to the same periods in fiscal 2020. These net sales decreases were due to the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our remaining wholly-owned domestic distribution company as a result of the sale of our Northeastern U.S. distribution company and increased sales from our remaining wholly-owned domestic distribution company driven by strong retail demand.
Other Operating Loss
The operating loss for our Other activities for the third quarter of fiscal 2021 increased $5.2 million compared to the third quarter of fiscal 2020. This operating loss increase was primarily due to a charge incurred for a legal settlement related to a series of ongoing patent infringement disputes, partially offset by reduced incentive compensation costs in the third quarter of fiscal 2021 due to more normalized business performance as compared to the third quarter of fiscal 2020 where we experienced an incentive compensation expense increase due to improved business performance after the initial onset of the pandemic.
The operating loss for our Other activities decreased $5.7 million for the year-to-date period of fiscal 2021. This operating loss decrease was primarily driven by a favorable net legal settlement with BGG, reduced SG&A expense as a result of the sale of our Northeastern U.S. distribution company, and reduced interest expense as a result of lower average outstanding borrowings under our debt arrangements and lower average interest rates due to the reduction in LIBOR. The operating loss decrease was partially offset by a charge incurred for a legal settlement related to a series of ongoing patent infringement disputes and increased incentive compensation costs as a result of strong business performance. For additional information regarding the favorable net legal settlement with BGG, refer to Note 15, Contingencies, within the Notes to Condensed Consolidated Financial Statements included within Part I of this Quarterly Report on Form 10-Q.

FINANCIAL POSITION
Working Capital
Our working capital strategy continues to place emphasis on improving asset utilization with a focus on reducing the amount of working capital in the supply chain, adjusting production plans, and maintaining or improving order replenishment and service levels to end-users. However, executing on certain aspects of our working capital strategy has been difficult given the current macroeconomic environment has created supply chain disruptions and more specifically, resulted in current challenges in our ability to source adequate amounts of certain component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements. Accounts receivable as of the end of the third quarter of fiscal 2021 increased $6.6 million, or 2.2 percent, compared to the end of the third quarter of fiscal 2020, mainly due to higher sales to channels not financed through our Red Iron joint venture. Inventory levels were up $9.4 million, or 1.4 percent, as of the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020, primarily due to higher raw materials and work in process inventories in certain of our Residential and Professional business segments due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods, as well as the timing of component parts purchases. This increase to our inventory levels was partially offset by lower finished goods inventories in certain of our Professional segment businesses as a result of strong demand for our products that has exceeded product availability. Accounts payable increased $142.7 million, or 53.1 percent, as of the end of the third quarter of fiscal 2021 compared to the end of the third quarter of fiscal 2020, mainly due to largely normalized corporate spending activity in the third quarter of fiscal 2021 as compared to the lower corporate spending activity in the third quarter of fiscal 2020 as a result of COVID-19, as well as timing of invoice payments.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first nine months of fiscal 2021 was $477.1 million compared to $305.9 million for the first nine months of fiscal 2020. This increase was primarily due to a higher cash benefit from accounts payable due to largely normalized corporate spending activity and timing of invoice payments, as well as higher net earnings. The increase to cash provided by operating activities was partially offset by more cash utilized for inventory purchases in our Professional and Residential segment businesses as a result of strong demand for our products and timing of component parts purchases.
Cash Flows from Investing Activities
Cash used in investing activities decreased $114.0 million during the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020. This decrease was primarily due to less cash utilized for the partial holdback release for our business combination of Venture Products during the first nine months of fiscal 2021 than was used for the initial cash consideration transferred on the acquisition date during the first nine months of fiscal 2020, as well as cash proceeds from the sale of our Northeastern U.S. distribution company. The decrease to cash used in investing activities was partially offset by higher cash used for our asset acquisitions.
Cash Flows from Financing Activities
Cash used in financing activities for the first nine months of fiscal 2021 was $351.2 million compared to cash provided by financing activities for the first nine months of fiscal 2020 of $119.2 million. This increase in cash used in financing activities was mainly due to cash provided by borrowings under our debt arrangements during the first nine months of fiscal 2020 that did not repeat during the first nine months of fiscal 2021 and more cash used for repurchases of shares of our common stock under our Board authorized repurchase program as we resumed repurchase activity during the first nine months of fiscal 2021, partially offset by lower cash used for repayments of outstanding indebtedness.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Our accounts receivable balance historically increases between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and typically decreases between May and December when payments are received.
We generally fund cash requirements for working capital needs, capital expenditures, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our existing revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of July 30, 2021, we had available liquidity of $1,132.2 million, consisting of cash and cash equivalents of $535.3 million, of which $115.1 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $596.9 million.
Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. The following is a summary of our indebtedness:

(Dollars in thousands)	July 30, 2021	July 31, 2020	October 31, 2020
$600 million revolving credit facility, due June 2023	$—	$—	$—
$200 million term loan, due April 2022	100,000	100,000	100,000
$300 million term loan, due April 2024	170,000	180,000	180,000
$190 million term loan, due June 2023	—	190,000	90,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,024	123,962	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,462	3,057	2,855
Total long-term debt	691,562	890,905	791,123
Less: current portion of long-term debt	104,217	108,869	99,873
Long-term debt, less current portion	$587,345	$782,036	$691,250
During the first nine months of fiscal 2021, we prepaid the remaining $90.0 million of outstanding borrowings under the $190.0 million three-year unsecured senior term loan facility and prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility. As of July 30, 2021, we reclassified the remaining $100.0 million outstanding balance under the $200.0 million three-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the maturity date of the $200.0 million three-year unsecured senior term loan facility is April 1, 2022 and is within the next twelve months. Additionally, as of July 30, 2021, we reclassified $4.2 million of the outstanding balance under the $300.0 million five-year unsecured senior term loan facility, net of the related proportionate share of deferred debt issuance costs, to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we are required to begin making quarterly amortization payments on the $300.0 million five-year unsecured senior term loan facility within the next twelve months.
As of July 30, 2021, we were in compliance with all covenants related to our financing arrangements and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our financing arrangements during the remainder of fiscal 2021. If we were out of compliance with any covenant required by our financing arrangements following the applicable cure period, our term loan facilities, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our financing arrangements.
Capital Expenditures
During the third quarter of fiscal 2021, we announced that we increased our planned capital expenditures for fiscal 2021 to approximately $130.0 million due to our strong Condensed Consolidated Balance Sheet and future growth expectations, up from $115.0 million indicated in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. This increase reflects our priorities of investing in key technology areas and ensuring we have capacity to meet our future growth expectations.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.2625 per share for the third quarter of fiscal 2021 that was paid on July 14, 2021. This was an increase of 5 percent over our cash dividend of $0.25 per share for the third quarter of fiscal 2020. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2021.
Share Repurchases
During the first nine months of fiscal 2021, we repurchased 1,733,477 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of July 30, 2021, 5,308,779 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2021, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to our end-user customer financing arrangements during the first nine months of fiscal 2021.
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), established as Red Iron, a subsidiary of The Huntington National Bank, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the nine month period ended July 30, 2021 and July 31, 2020 was $1,733.0 million and $1,374.3 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $323.2 million and $308.3 million of receivables for such dealers and distributors during the nine month periods ended July 30, 2021 and July 31, 2020, respectively. As of July 30, 2021 and July 31, 2020, $129.7 million and $175.6 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of July 30, 2021 and July 31, 2020, we were contingently liable to repurchase up to a maximum amount of $93.8 million and $140.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the nine month period ended July 30, 2021 and July 31, 2020. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
Contractual Obligations
We are obligated to make future payments under various existing contracts, such as debt agreements, operating lease agreements, unconditional purchase obligations, and other long-term obligations. Our contractual obligations are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to such contractual obligations during the first nine months of fiscal 2021, with the exception of the repayment of the remaining outstanding borrowings under the $190.0 million term loan during the first quarter of fiscal 2021 and the prepayment of $10.0 million of the remaining outstanding borrowings under the $300.0 million five-year unsecured senior term loan facility during the second quarter of fiscal 2021.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements with Red Iron and other third-party financial institutions in which inventory receivables for certain dealers and distributors are financed by Red Iron, TCFCFC, or other third-party financial institutions. Additionally, we use standby letters of credit under our revolving credit facility, import letters of credit, and surety bonds in the ordinary course of business to ensure the performance of contractual obligations, as required under certain contracts. Our off-balance sheet arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2020. There have been no material changes to such off-balance sheet arrangements during the first nine months of fiscal 2021 with the exception of those described in the section titled "Wholesale Financing" within this MD&A.

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
Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the three and nine month periods ended July 30, 2021 and July 31, 2020:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Gross profit	$331,117	$294,574	$1,049,106	$889,379
Acquisition-related costs[2]	—	1,087	—	3,950
Management actions[3]	—	—	—	857
Non-GAAP gross profit	$331,117	$295,661	$1,049,106	$894,186

Gross margin	33.9%	35.0%	35.0%	35.0%
Acquisition-related costs[2]	—%	0.2%	—%	0.2%
Non-GAAP gross margin	33.9%	35.2%	35.0%	35.2%

Operating earnings	$121,939	$115,952	$444,120	$332,876
Litigation settlements, net[1]	5,750	—	(11,325)	—
Acquisition-related costs[2]	—	1,161	—	6,183
Management actions[3]	—	—	—	857
Non-GAAP operating earnings	$127,689	$117,113	$432,795	$339,916

Earnings before income taxes	$117,451	$110,993	$430,520	$318,503
Litigation settlements, net[1]	5,750	—	(11,325)	—
Acquisition-related costs[2]	—	1,161	—	6,183
Management actions[3]	—	—	—	857
Non-GAAP earnings before income taxes	$123,201	$112,154	$419,195	$325,543

Net earnings	$96,320	$88,968	$349,772	$257,505
Litigation settlements, net[1]	4,525	—	(8,947)	—
Acquisition-related costs[2]	—	924	—	4,922
Management actions[3]	—	—	—	682
Tax impact of stock-based compensation[4]	(1,397)	(1,173)	(7,846)	(4,550)
Non-GAAP net earnings	$99,448	$88,719	$332,979	$258,559

Net earnings per diluted share	$0.89	$0.82	$3.21	$2.37
Litigation settlements, net[1]	0.04	—	(0.08)	—
Acquisition-related costs[2]	—	0.01	—	0.05
Tax impact of stock-based compensation[4]	(0.01)	(0.01)	(0.07)	(0.04)
Non-GAAP net earnings per diluted share	$0.92	$0.82	$3.06	$2.38

	Three Months Ended		Nine Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Effective tax rate	18.0%	19.8%	18.8%	19.2%
Tax impact of stock-based compensation[4]	1.3%	1.1%	1.8%	1.4%
Non-GAAP effective tax rate	19.3%	20.9%	20.6%	20.6%
1    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Additionally, during the third quarter of fiscal 2021, we recorded a charge related to a legal settlement for a series of ongoing patent infringement disputes within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Accordingly, litigation settlements, net represents the charge incurred for the settlement of the patent infringement disputes for the three month period ended July 30, 2021. Litigation settlements, net for the nine month period ended July 30, 2021 represents the net amount recorded for the settlement of the Infringement Action, as well as the charge incurred for the settlement of the patent infringement disputes. Refer to Note 15, Contingencies, for additional information regarding the settlement of the Infringement Action.
2    On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. Acquisition-related costs for the three month period ended July 31, 2020 represent integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to the acquisition of Venture Products. Acquisition-related costs for the nine month period ended July 31, 2020 represent transaction costs incurred for the acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amount resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. No acquisition-related costs were incurred during the three and nine month periods ended July 30, 2021. For additional information regarding the acquisition of Venture Products, refer to Note 2, Business Combination and Asset Acquisitions, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. For additional information regarding the acquisition of CMW, refer to Note 2, Business Combinations, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our most recent Annual Report on Form 10- K for the fiscal year ended October 31, 2020.
3    During the third quarter of fiscal 2019, we announced the wind down of our Toro-branded large horizontal directional drill and riding trencher product line ("Toro underground wind down"). Management actions represent inventory write-down charges incurred during the nine month period ended July 31, 2020 for the Toro underground wind down. No charges were incurred for the Toro underground wind down for the three month period ended July 31, 2020 and the three and nine month periods ended July 30, 2021. For additional information regarding the Toro underground wind down, refer to Note 7, Management Actions, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of our most recent Annual Report on Form 10- K for the fiscal year ended October 31, 2020.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended July 30, 2021 and July 31, 2020.

Reconciliation of Non-GAAP Liquidity Measures
We define non-GAAP free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Non-GAAP free cash flow conversion percentage represents non-GAAP free cash flow as a percentage of net earnings. We consider non-GAAP free cash flow and non-GAAP free cash flow conversion percentage to be liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to non-GAAP free cash flow for the nine month periods ended July 30, 2021 and July 31, 2020:

	Nine Months Ended
(Dollars in thousands)	July 30, 2021	July 31, 2020
Net cash provided by operating activities	$477,135	$305,876
Less: Purchases of property, plant and equipment	47,961	46,627
Non-GAAP free cash flow	429,174	259,249
Net earnings	$349,772	$257,505
Non-GAAP free cash flow conversion percentage	122.7%	100.7%
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
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or implied. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19, have and could continue to impact demand for our products, and ultimately, our net sales and earnings. These include but are not limited to business closures; slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of golf course activity, including development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased unemployment rates; prolonged high unemployment rates; higher costs and reduced availability of commodities, components, parts, and accessories and/or transportation-related costs, including as a result of inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which have had an adverse effect on our net sales and earnings.
•COVID-19 has materially adversely impacted portions of our business, financial condition and operating results and will likely continue to adversely impact portions of our business and such impact could continue to be material and will depend on numerous evolving factors, including: the duration of the impacts of COVID-19; governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19; the success of the deployment of approved COVID-19 vaccines, their effectiveness against COVID-19 variants and their rate of adoption; the effect of COVID-19 on our dealers, distributors, mass retailers and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts; our ability during COVID-19 to continue operations without disruption and/or adjust our production schedules; significant reductions or volatility in demand for one or more of our products or services; the effect of COVID-19 on our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; logistics costs and challenges; costs incurred as a result of necessary actions and preparedness plans we have enacted and may enact in the future to help ensure the health and safety of our employees and continued operations; potential future restructuring, impairment or other charges; availability of employees, their ability to conduct work away from normal working locations and/or under revised work environment protocols; our ability to establish and maintain appropriate estimates and assumptions used to prepare the Condensed Consolidated Financial Statements; the continued impact of COVID-19 on the financial and credit markets and economic activity generally; our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; our ability to comply with the financial covenants in our debt agreements if the material economic conditions resulting from COVID-19 lead to substantially increased indebtedness and/or lower EBITDA for us; and the continued exacerbation of negative impacts as a result of the occurrence of a global or national recession, depression or other sustained adverse market event as a result of COVID-19. In addition, the impacts from COVID-19 and efforts to contain it have heightened the other risks described herein.
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

•Any disruption at any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers or suppliers, or our inability to cost-effectively expand existing facilities, open and manage new or acquired facilities, and/or move production between manufacturing facilities could adversely affect our business and operating results.
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
•As of July 30, 2021, we had goodwill of $422.0 million and other intangible assets of $426.5 million. These amounts are maintained in various reporting units and together comprise 28.6 percent of our total assets as of July 30, 2021. If we determine that our goodwill or other intangible assets have become impaired, we will be required to record a charge resulting from the impairment. Impairment charges could be significant and could adversely affect our results of operations and financial condition.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2021 through fiscal 2024. All items are non-trading and stated in U.S. dollars. As of July 30, 2021, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7245	$98,226	$96,362	$(1,864)
Buy U.S. dollar/Sell Canadian dollar	1.2918	34,759	33,901	(858)
Buy U.S. dollar/Sell Euro	1.1875	133,575	132,790	(785)
Buy U.S. dollar/Sell British pound	1.3402	42,069	40,498	(1,571)
Buy Mexican peso/Sell U.S. dollar	22.1157	$22,262	$23,648	$1,386
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in LIBOR-based interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of July 30, 2021 includes $424.0 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations and $270.0 million of gross LIBOR-based borrowings under our term loan credit agreements. As of July 30, 2021, we did not have an outstanding balance on our LIBOR-based revolving credit facility.
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
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines. Historically, we have mitigated, and we currently expect that we would continue to mitigate, any commodity, components, parts, and accessories cost increases, in part, by collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, utilizing tariff exclusions and duty drawback mechanisms, and increasing prices on some of our products, all as appropriate. However, to the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, we may experience a decline in our gross margins to the extent we are not able to increase selling prices of our products or obtain manufacturing efficiencies to offset increases in commodity, components, parts, and accessories costs. In the first nine months of fiscal 2021, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the first nine months of fiscal 2020. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2021 will continue to be significantly higher than the average costs experienced during the comparable period of fiscal 2020.
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
With the exception of internal control related integration activities associated with the company's acquisition of Venture Products, there was no change in our internal control over financial reporting that occurred during the three month period ended July 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment disputes, and patent litigation cases. For a description of our material legal proceedings, see Note 15, Contingencies, in our Notes to Condensed Consolidated Financial Statements under the headings titled "Litigation" and "Litigation Settlement" included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II. Item 1 by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's third quarter ended July 30, 2021:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 1, 2021 through June 4, 2021	—	$—	—	5,968,761
June 5, 2021 through July 2, 2021	659,982	106.06	659,982	5,308,779
July 3, 2021 through July 30, 2021	836	111.06	—	5,308,779
Total	660,818	$106.07	659,982
1    On December 3, 2015, the company’s Board of Directors authorized the repurchase of 8,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 659,982 shares under this authorized stock repurchase program during the period indicated above and 5,308,779 shares remained available to repurchase under this authorized stock repurchase program as of July 30, 2021.
2    Includes 836 shares of the company’s common stock purchased in open-market transactions at an average price of $111.06 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 836 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2021, filed with the SEC on September 2, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 30, 2021 and July 31, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended July 30, 2021 and July 31, 2020, (iii) Condensed Consolidated Balance Sheets as of July 30, 2021, July 31, 2020, and October 31, 2020, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended July 30, 2021 and July 31, 2020, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended July 30, 2021 and July 31, 2020, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 2, 2021	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)