Form 10-K
period 2021-10-31
TORO CO
filed 2021-12-17
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on April 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $12.3 billion.
The number of shares of the registrant's common stock outstanding as of December 10, 2021 was 104,486,029.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Shareholders expected to be held March 15, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

GENERAL
Unless the context requires otherwise, references to “TTC,” the “Company,” “we,” “us,” and “our,” refer to The Toro Company and its consolidated subsidiaries. References to fiscal years, such as "fiscal 2021," are to the fiscal year ending on October 31 of the specified year.
We use “Toro” and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements regarding future events and our future results within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "encourage," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "promise," "may," "likely," "intend," "can," "seek," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to:
•our anticipated operating results, liquidity requirements, financial condition, and the anticipated impacts of the COVID-19 pandemic, and the current global supply chain disruptions and inflationary environment;
•our business strategies, priorities, goals, and commitments; and
•the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements are only predictions and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The factors known to us that could materially adversely affect our business, reputation, operations, industry, financial position, or future financial performance are described in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with, or furnish to, the United States Securities and Exchange Commission.

PART I
ITEM 1. BUSINESS
Introduction
The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952)888-8801. Our website for corporate and investor information is www.thetorocompany.com. The information contained on our websites or connected to our websites is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
We design, manufacture, market, and sell professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. Our products are marketed and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users) under the primary trademarks of Toro®, Ditch Witch®, eXmark®, BOSS®, Ventrac®, American Augers®, Trencor®, Pope®, Subsite®, HammerHead®, Radius®, PERROT®, Hayter®, Unique Lighting Systems®, Irritrol®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
We focus on innovation and quality in our products, customer service, manufacturing, and marketing. We strive to provide innovative, well-built, and dependable products supported by an extensive service network. We commit to funding research, development, and engineering activities in order to improve and enhance existing products and develop new products. Through these efforts, we seek to be responsive to trends that may affect our target markets now and in the future. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years.
We have continued to complement our brands, enhance our product portfolios, and improve our technologies through innovation and strategic acquisitions over the more than 100 years we have been in business. We plan to continue to leverage a strategic and disciplined approach to pursue targeted acquisitions that add value to TTC by complementing our existing brands, enhancing our product portfolio, and/or improving our technologies.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance.
These Other activities consist of earnings (loss) from our wholly-owned domestic distribution company, our corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2021: Professional, 74.0 percent; Residential, 25.5 percent; and Other, 0.5 percent.
Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our vision is to be the most trusted leader in solutions for the outdoor environment. Every day. Everywhere. Our mission is to deliver superior innovation and to deliver superior customer care. Sustainability is the foundation of our enterprise strategic priorities of accelerating growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities, are embedded as part of our "Sustainability Endures" initiative.
Impact of COVID-19
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic,") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. The adverse global economic impact of the pandemic has had a material impact on parts of our business, customers, and suppliers and caused many challenges for our business and manufacturing operations during fiscal 2021. The continuing implications of COVID-19 on our business remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for our products; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption. This uncertainty could have a material impact on our business and manufacturing operations in future periods. Additional information regarding the impact of COVID-19 on our business can be found under the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
Business Combinations
Acquisition of Venture Products, Inc.
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, Inc. ("Venture Products"), a privately held Ohio corporation and manufacturer of Ventrac-branded products. Venture Products designs, manufactures, markets, and sells articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. The acquisition consideration was $163.2 million, of which $24.9 million of cash consideration was paid to the former Venture Products shareholders during fiscal 2021 upon the satisfaction of indemnification and certain other obligations of Venture Products to the company. We funded the acquisition consideration with borrowings under our $600.0 million five-year unsecured senior revolving credit facility ("revolving credit facility") and net cash provided by operating activities. For additional information regarding the Venture Products acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Acquisition of The Charles Machine Works, Inc.
On April 1, 2019, during the second quarter of fiscal 2019, we completed our acquisition of The Charles Machine Works, Inc. ("CMW"), a privately held Oklahoma corporation. CMW designs, manufactures, and markets a range of professional products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, asset locators, pipe rehabilitation solutions, and after-market tools. CMW provides innovative product offerings that broadened and strengthened our Professional segment product portfolio and expanded our dealer network, while also providing a complementary geographic manufacturing footprint. The acquisition consideration was $685.0 million, which we funded by using a combination of cash proceeds from the issuance of borrowings under our $500.0 million unsecured senior term loan credit agreement and borrowings from our revolving credit facility. For additional information regarding the CMW acquisition and the financing agreements utilized to fund the aggregate merger consideration, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
Golf Market
We design, manufacture, market, and sell equipment products under the Toro and Ventrac brands that are intended to provide innovative solutions for golf course turf maintenance. Equipment products for the golf market include large reel and rotary riding products for fairway, rough, and trim cutting; riding and walking mowers for greens and specialty areas; greens rollers; all-wheel drive articulating tractors; turf sprayer equipment; utility vehicles; aeration equipment; bunker maintenance equipment, and other specialty turf equipment. We also market and sell irrigation products for the golf market under the Toro brand that are designed to provide innovative water application solutions for golf course turf maintenance. These irrigation products predominantly consist of sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These equipment and irrigation products are primarily sold to distributors and dealers, who then sell to owners, managers and/or superintendents of golf courses.
Sports Fields and Grounds Market
We design, manufacture, market, and sell Toro and Ventrac-branded equipment products that are intended to provide innovative turf maintenance solutions to sports fields and grounds customers. Equipment products for the sports fields and grounds market primarily include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, all-wheel drive articulating tractors, multipurpose vehicles and debris management products, which include versatile debris vacuums, blowers, and sweepers. In addition to equipment products, we also market and sell irrigation products under the Toro and PERROT brands that are designed to provide innovative water application solutions for sports fields and grounds turf maintenance. These irrigation products primarily include sprinkler heads, controllers, turf sensors, and electric, battery-operated, and hydraulic valves. These products are primarily sold to distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.

Our fiscal 2020 acquisition of Venture Products added Ventrac-branded products that are designed to meet the needs of customers in the sports fields and grounds market, as well as customers in the snow and ice management, golf, and landscape contractor markets. In fiscal 2021, we introduced the new 4520 Tractor that is designed to provide increased hydraulic power, faster hydraulic speed, quieter operation, and other performance enhancing features as compared to the previous model.
Landscape Contractor Market
We design, manufacture, market, and sell equipment products under the Toro, eXmark, and Ventrac brands that are intended to provide innovative turf management solutions to landscape contractors. Equipment products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and all-wheel drive articulating tractors, as well as lawn solution, turf renovation, and tree care equipment. These equipment products are primarily sold to distributors and dealers, who then sell to landscape contractors engaged in turf maintenance activities.
In fiscal 2021, our Toro brand introduced the innovative Revolution Series of fully electric GrandStand® and Z Master® zero-turn riding mower product lines, which are commercial-grade models designed for professional use and feature our HyperCell™ battery system, which is designed to provide longer runtime and extended battery life required by landscape contractors. In fiscal 2021, our eXmark brand introduced the Vertex® S-Series, a new stand-on zero-turn riding mower platform designed to provide enhanced operator stability and maneuverability to improve overall operator comfort and features our UltraCut® Series 4 side-discharge cutting deck.
Underground Construction Market
We design, manufacture, market, and sell a range of professional grade products to serve the underground construction market, including horizontal directional drills, walk and ride trenchers, vacuum excavators, horizontal directional drilling guidance and support equipment, utility locators, utility inspection systems, pipe rehabilitation and replacement solutions, as well as after-market tools, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels. Such products are utilized by specialty contractors worldwide to install water, gas, electric, telecommunication, fiber optic, and other utility distribution systems. Our fiscal 2019 acquisition of CMW added a variety of new products to our underground construction product portfolio with a family of brands sold under the trade names of Ditch Witch, American Augers, Trencor, HammerHead, Subsite, and Radius. In fiscal 2021, HammerHead introduced the newly redesigned Bluelight® LED Cured in Place Pipe lining system designed for rehabilitation and replacement of laterals and small drain pipes. This innovative LED light technology uses a specially formulated resin that is designed to cure up to five times faster than other methods.
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
Rental and Specialty Construction Market
We design, manufacture, market, and sell Toro and Ditch Witch-branded equipment products that are intended to provide innovative solutions to serve the rental and specialty construction market. These products primarily consist of stand-on skid steers, walk-behind trenchers, stump grinders, and turf renovation products. We also have a line of Toro-branded rental products that feature concrete and mortar mixers, material handlers, compaction equipment, and other concrete construction equipment. Our rental and specialty construction equipment products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users, as well as to dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
Snow and Ice Management Market
We design, manufacture, market, and sell equipment products under the BOSS, Ventrac, and Toro brands that are intended to provide innovative snow removal and ice management solutions for the snow and ice management market. These equipment products primarily consist of snowplows; ice control products; accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, skid steers, and front-end loaders; and all-wheel drive articulating tractors, sidewalk snow and ice solution vehicles, and related attachments and accessories. These products are mainly sold through distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
Commercial Irrigation and Lighting Market
Irrigation products are designed, manufactured, marketed, and sold under the Toro and Irritrol brands and primarily include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These irrigation products are designed to provide innovative water application solutions for both commercial and residential landscapes. Both the Toro and Irritrol brands have received several U.S. Environmental Protection Agency ("EPA") WaterSense awards, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In fiscal 2021, TTC was recognized for the seventh consecutive year with the WaterSense Excellence Award for our dedication to offering products that are designed, in addition to other factors, to help our customers save water. In addition to our irrigation products, we market and sell Unique Lighting Systems-branded products primarily consisting of a line of lighting fixtures and transformers designed for commercial and residential landscapes. Our commercial irrigation and lighting products are predominantly sold to distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors that professionally install these products as new systems or use these products to replace or retrofit existing systems.
Ag-Irrigation Market
Irrigation products for the ag-irrigation market are designed, manufactured, marketed, and sold under the Toro brand and are intended to provide an efficient means of water application and usage in agricultural and greenhouse applications. These irrigation products primarily consist of drip tape, polyethylene tubing, drip line, emitters, filters, and fitting solutions. In addition to these core products, we offer a complement of design software and connection options to complete the ag-irrigation system. Our ag-irrigation products are sold through dealers and distributors who then sell to end-users for use primarily in vegetable fields, fruit and nut orchards, and vineyard applications.
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
Walk Power Mower Products
We design, manufacture, market, and sell walk power mower equipment products under our Toro and Lawn-Boy brand names, as well as the Hayter brand in the United Kingdom. Our walk power mower equipment products are designed to provide innovative turf cutting solutions primarily to homeowners. Models differ as to cutting width, type of starter mechanism, method of grass clipping discharge, deck type, operational controls, and power sources, and are either self-propelled or operator-propelled push mowers.
In fiscal 2021, we improved upon our successful 22-inch Recycler® platform, with enhancements made to models powered by both gas engines as well as our 60V Flex-Force Power System®. These enhancements include the addition of our patent-pending Vortex Technology, which is designed to provide additional airflow within the cutting chamber of the mower deck to enhance the grass clipping mulching process. Additionally, the platform features our redesigned Personal Pace® self-propel system and additional design enhancements intended to improve grass clipping bagging performance. These upgrades were introduced across the channel on our rear wheel drive platform powered by both gas engines as well as our 60V Flex-Force Power System®.
Zero-Turn Riding Mowers
Our residential zero-turn riding mower equipment products are designed, manufactured, marketed, and sold under the Toro brand name and are intended to provide innovative and time saving turf cutting solutions by using superior maneuverability to navigate around obstacles more efficiently and effectively than tractor technology. Many models of our residential zero-turn riding mowers are available with a variety of engines, decks, transmissions, and accessories. In fiscal 2021, we introduced a new TITAN® MAX line of residential zero-turn riding mowers that are designed to provide homeowners with certain commercial-grade components and features that are intended to extend durability and performance and are more commonly found on our Professional zero-turn riding mowers. Such commercial-grade components and features include the IronForged® deck and larger drive tires intended to improve traction..
Snow Thrower Products
We design, manufacture, market, and sell a range of Toro-branded battery, electric, and gas-powered single-stage and two-stage snow thrower equipment products, as well as battery and electric-powered power shovel equipment products. Single-stage snow throwers are walk behind units that are generally designed for small areas of light snow and our two-stage snow throwers are generally designed for relatively large areas of deep and heavy snow. Our battery and electric-powered power shovels are designed to be lightweight and ideal for clearing light snow from decks, steps, sidewalks, and small driveways. In fiscal 2021, we introduced the 60V Power Max 2-Stage Snow Blower, the first battery-powered two-stage snow thrower in our 60V Flex-Force Power System® lineup. This innovative battery-powered two-stage snow thrower is offered in both 24-inch and 26-inch models and, when powered with two 7.5 amp hour batteries, is capable of clearing up to 30 car spaces with up to 10 inches of snow on a single charge.
Home Solutions Products
Our home solutions equipment products are designed, manufactured, marketed, and sold under the Toro and Pope brand names. Our Toro-branded home solution equipment products consist of a variety of yard tools that generally include battery, electric, and/or gas-powered options and primarily consist of grass trimmers, hedge trimmers, blower-vacuums, chainsaws, edgers, cultivators, string mowers, and related parts and accessories that are designed to provide innovative yard maintenance solutions to homeowners. In fiscal 2021, we continued to expand our successful battery-powered 60V Flex-Force line to include pole chainsaws and new grass trimmer and leaf blower models. The 60V Flex-Force line now includes over 35 tools that utilize the same lithium-ion smart battery platform that is designed for extended life and low maintenance.
In Australia and New Zealand, we design, manufacture, market, and sell Pope-branded garden watering and irrigation products that primarily include hoses; reels, carts and hangers; sprinklers; hand sprays and wands; hose end fittings; tap timers; and various irrigation tools designed to develop and maintain gardens. In fiscal 2021, we improved our classification from "advanced" to "leading" in the Australian Packaging Covenant review relating to our sustainability efforts.
International Operations
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and France. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 20.9 percent, 20.1 percent, and 23.1 percent of total consolidated net sales for fiscal 2021, 2020, and 2019, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
As a result of our international operations, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. For additional information regarding our foreign currency exchange rate risk exposure, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K.
Engineering and Research
We believe that our longstanding commitment to quality and innovation in our products has been a key driver of our history of market success. We are committed to an ongoing engineering program dedicated to developing innovative new products and improvements in the quality and performance of existing products and when applicable, we may pursue targeted and strategic acquisitions to acquire innovative technologies that we believe uphold and bolster our longstanding commitment to quality and innovation in our products. For example, during the first quarter of fiscal 2021, we completed the asset acquisition of Turflynx, Lda, a developer of innovative autonomous solutions for turf management, and during the second quarter of fiscal 2021, we completed the asset acquisition of Left Hand Robotics, Inc., a developer of innovative autonomous solutions for turf and snow management. These strategic asset acquisitions complement and support the development of alternative power, smart-connected, and autonomous products within our Professional and Residential segments.
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
Manufacturing and Production
Our manufacturing facilities are designed to provide efficient and flexible assembly-line manufacturing of our products. In addition to most final assembly, we have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services, where applicable. We design component parts through collaboration with our vendors, contract with them for the development of tooling, and subsequently enter into agreements with such vendors to purchase component parts manufactured using the tooling. We also have some agreements with third-party manufacturers to manufacture certain standalone end-products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Our manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve resource use and the quality, fit, and finish of our products. Our operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
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
Our Professional segment products and Residential segment lawn and garden products are generally manufactured throughout the year with peak production generally occurring ahead of the key selling seasons for certain of our businesses and product lines that are more subject to seasonality. However, our Residential segment snow thrower products are generally manufactured in the summer and fall months but may be extended into the winter months, depending upon weather conditions in key regions and the related demand for such products. Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity; commodity, component part, and labor availability; timing of shipments; and field inventory levels. Our production system generally utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels. We may also periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. Production shut downs of this nature are generally not materially disruptive to our business and are considered to be normal.
While our facilities remained operational during fiscal 2021 and we experienced a lesser degree of intermittent partial or full factory closures due to government mandated measures as compared to fiscal 2020, our manufacturing operations were adversely impacted by the global macroeconomic environment caused by COVID-19 and more specifically, global supply chain disruptions that limited our ability to procure certain commodities and components parts in a timely manner to meet manufacturing production requirements. As a result, we experienced various degrees of commodity and component parts availability issues, which resulted in manufacturing inefficiencies and limited our ability to meet customer demand and adequately replenish certain raw materials, work in process, and finish goods inventory levels. Further, given continued strong demand for our Professional and Residential segment products, we shut down production at our manufacturing facilities to a lesser extent during fiscal 2021 as compared to fiscal 2020 in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. For additional information regarding the impact of COVID-19 on our manufacturing and production activities, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
Commodities, Components, Parts, and Accessories
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products. Our primary cost exposures for such items used in our products are with steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products. However, most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as stand-alone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, deflation, changing prices, foreign currency fluctuations, tariffs, duties, trade regulatory actions, industry actions, the inability of suppliers to absorb incremental costs resulting from COVID-19 related inefficiencies, continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise, changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, including certain engines imported into the U.S. from China. For additional information regarding changing costs of commodities, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk."
Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources, and are in adequate supply. Although we regularly monitor the adequacy of the supply of our commodities, components, parts, and accessories, and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, has caused disruptions in our ability to procure the commodities, components, and parts required to manufacture our products. During fiscal 2021, we experienced a greater level of disruption within our global supply chain that limited our ability to procure commodities, components, parts, and accessories in a timely manner to meet manufacturing production requirements than we experienced during fiscal 2020. As a result, we experienced various degrees of product availability issues, which limited our ability to meet customer demand and adequately replenish certain raw materials, work in process, and finished goods inventory levels. Additionally, we experienced increased inflationary cost pressures on commodity, component parts, and other related costs in fiscal 2021 as compared to fiscal 2020. For additional information regarding the impact of COVID-19 on our ability to procure commodities, components, parts, and accessories, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
Service and Warranty
Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally for specified periods of time and on select products' hours of usage, and generally covers parts, labor, and other expenses for non-maintenance repairs. We also sell extended warranty coverage on select products for a prescribed period after the original warranty period expires. Warranty coverage generally does not cover operator abuse or improper use. An authorized company distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. At the time of sale, we recognize expense and record an accrual by product line for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. Additionally, from time to time, we may also establish warranty accruals for our estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense.
Product Safety and Liability
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
We review certain patents issued by the U.S. Patent and Trademark Office ("USPTO") and foreign patent offices to help avoid potential liability with respect to others' patents. Additionally, we periodically review competitors' products to prevent possible infringement of our patents by others. We believe these activities help us minimize our risk of being a defendant in patent infringement litigation. From time to time, we are involved in patent litigation cases, including cases by or against competitors, where we are asserting or defending against claims of patent infringement.
Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. From time to time, we are involved in trademark oppositions where we are asserting our trademarks against third-parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks, and help maintain distinct products and services that we believe are well regarded in the marketplace. For a description of our material intellectual property legal proceedings, refer to the headings titled "Litigation" and "Litigation Settlement" within Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Seasonality
As a result of our global presence in key markets that are subject to seasonal weather patterns, some of our businesses are seasonal. Overall, our seasonal shipment volumes are generally a function of the key selling seasons of our channel partners based on their industry, geographic location, and the nature and intended purpose of our products in relation to the correlating season. Seasonal weather patterns can impact the timing of the key selling seasons of our channel partners, which may cause our quarterly financial results to differ between fiscal years as demand for our products and related shipment volumes can shift between quarters. Such shifts in the demand for our products and related shipment volumes may result in a negative or positive impact on our net sales and Results of Operations for a particular period.
Our shipment volumes generally precede and overlap the key selling seasons of our channel partners in order to better allow our channel partners to align field inventory levels with the anticipated retail demand from end-customers and as a result, our shipment volumes have historically been the highest in our fiscal second quarter and retail demand for our products is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April as a result of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash flows from operations, cash on hand, and borrowings under our revolving credit facility, as applicable.
Shipments of our Residential segment products, which accounted for 25.5 percent of total consolidated net sales in fiscal 2021, are seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our Residential products somewhat moderate this seasonality of our Residential segment product sales.
Seasonality of Professional segment product sales, which accounted for 74.0 percent of total consolidated net sales in fiscal 2021, also exists, but is slightly tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere generally continue for a longer portion of the year than in Northern regions of the world. Our BOSS and Ventrac brands offer a portfolio of counter-seasonal snow and ice management products in our Professional segment with our shipments of snow and ice management products occurring primarily between April and December, which can result in variability of shipment volumes depending upon pre-season demand, in-season snowfalls, and product availability. Additionally, our rental, specialty, and underground construction business is generally less seasonal than certain of our Professional segment businesses primarily due to the strong presence of certain of the underlying brands in the Southern U.S. markets and the inherent nature of the underground construction market being less impacted by seasonal factors.
Effects of Weather
From time to time, seasonal weather conditions in particular geographic regions or markets, particularly severe wet or dry conditions, as well as significant weather events such as fires, hurricanes, tornados, drought, rainfall, unseasonably warm winter months, or other weather events, including those exacerbated by global climate change, may adversely or positively affect sales, demand, and field inventory levels of some of our products. In addition, weather conditions in key regions can cause disruption in our supply chain, which may impact our ability to procure the commodities, components, parts, and accessories needed to manufacture our products to meet the needs of our customers, and such disruptions may adversely or positively affect sales, demand, and field inventory levels of some of our products.
Customers, Distribution, and Marketing
We market and sell the majority of our products through more than 150 distributors worldwide, as well as a large number of equipment dealers, irrigation dealers and distributors, mass retailers, hardware retailers, equipment rental centers, home centers, and online (direct to end-users) in more than 125 countries. Our distribution networks are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support. Overall, we believe that in the long-term we are not dependent on any single customer. While the loss of any substantial customer could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, industrial facilities, contractors, and government customers, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers and municipalities and rental companies, as well as to end-users in certain markets. Select irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain professional-grade retail irrigation products are sold to home centers. Products for the rental, specialty, and underground construction markets are sold to dealers and rental companies, as well as direct to end-users in certain markets. Landscape contractor turf products are also sold to dealers in certain regions of North America. Snow and ice management products are primarily sold to distributors and dealers for resale to contractors.
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
On November 2, 2020, in the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company. During the remainder of fiscal 2021, we owned one domestic distribution company. Our primary purpose in owning a domestic distributorship is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, Ditch Witch, eXmark, BOSS, Ventrac, American Augers, Trencor, Pope, Subsite, HammerHead, Radius, PERROT, Hayter, Unique Lighting

Systems, Irritrol, and Lawn-Boy products. Across our brands, we market our Professional segment and Residential segment products during the appropriate season through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, established as Red Iron Acceptance, LLC ("Red Iron"). The primary purpose of Red Iron is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S.
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
End-User Financing
We have agreements with third-party financing companies to provide financing options to end-customers throughout the world. The purpose of these agreements is to provide end-
users of our products alternative financing options when purchasing our products.
Backlog of Orders
Our backlog of orders represents unfulfilled customer purchase or sales orders on a particular day. The dollar value of our backlog of orders is equal to the gross sales value that we expect to bill to the customer and is not reduced for expected variable consideration related to certain of our sales promotions and incentives programs. Backlog is one of many indicators of business conditions within the markets and industries that we operate; however, our backlog of orders is considered more representative of business conditions than an indicator of our expectation of our future net sales because the dollar value of our backlog of orders is a gross amount that has not yet been reduced for the variable consideration associated with certain of our sales promotions and incentives programs and because backlog can fluctuate for a number of reasons, including the seasonality of our business, product mix, pricing actions, manufacturing and shipping schedules, cancellation and rescheduling of orders by our customers, and the timing of when orders are originally placed by customers and when we are able to fulfill such orders.
We strive to balance timely order fulfillment to our customers with the lead times required by our suppliers to efficiently source commodities and component parts and manage costs. However, during fiscal 2021, we experienced unprecedented demand within our Professional and Residential segment businesses that reduced field inventory levels and drove an increase in purchase and sales orders that outpaced our production capacity. Further, the pace at which we were able to increase our production capacity was hampered due to supply chain challenges, including the inability to procure adequate volumes of certain commodities and component parts inventories and COVID-19-related manufacturing inefficiencies due to the continued reconfiguration of certain of our manufacturing processes in order to implement social distancing protocols within our facilities. As a result, the approximate backlog of orders as of October 31, 2021 and 2020 was $1,575.9 million and $370.9 million, respectively, an increase of $1,205.0 million. Barring any significant and longer-term material supply chain constraints, we expect that the majority of the existing October 31, 2021 backlog of orders will be fulfilled during fiscal 2022; however, it is possible that unanticipated effects of COVID-19, continued global supply chain disruptions, or other factors, such as customer issues, could cause further delays in delivery, an inability to complete unfilled customer orders, or even cancelled orders. For additional information regarding the impact of COVID-19 on our business and manufacturing operations, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Competition
Our global business operations result in us competing with many U.S. and non-U.S. companies across our various markets, industries, and product offerings. These competitors and the degree of competition vary widely by industry, product line, end market, geographic scope and/or geographic location, including some competitors that have substantially larger operations and financial resources than we do and some that have smaller operations offering various capabilities to customers. We also experience a certain level of competition among our own brands within certain industries and end markets. Because of the diversity of our product portfolios and industries, our businesses typically have a different set of competitors in each geographic area and end market in which they participate. Accordingly, estimating the number of competitors or precise market share is challenging; however, we believe that we are a principal competitor in most of our industries and markets.
The principal competitive factors in our industries and markets are product innovation; quality and reliability; pricing and sales promotion and incentive programs; product support and customer service; warranty; brand awareness; reputation; distribution, shelf space, and product availability; and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, home centers, as well as online (direct to end-users), users are offered comprehensive service support during and after the warranty period. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in, and focus on, the industries and markets in which our business operates, and our distribution channels position us well to compete in various markets.
Our Residential segment products generally face a higher volume of competition than our Professional segment products given the low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products face more competition because many foreign competitors design, manufacture, market, and sell products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, invoice in local currency, and execute foreign currency derivative hedging instruments, as appropriate, to remain competitive in international markets.
Human Capital Resources and Management
We believe our commitment to our human capital resources is key to our mission to deliver superior innovation and to deliver superior customer care. During fiscal 2021, we employed an average of 9,520 employees. The total number of employees as of October 31, 2021 was 10,982. As of October 31, 2021, approximately 13.3 percent of our employees were represented by a union under a collective bargaining agreement. From time to time, our collective bargaining agreements expire and come up for renegotiation. Our four collective bargaining agreements expire in March 2022, May 2022, October 2022, and October 2023. We consider our employee relations to be good.
A highlight of our commitment to our employees is our Sustainability Endures initiative, which includes "People" as one of our three core "Pillars" that represent key areas of focus for our company. Among the critical elements included in the "People Pillar" are the following:
•Focus on Safety: The safety of our employees is a paramount value for us. We provide mandatory safety trainings each month in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors also complete safety management courses. In addition to traditional training, we use safety scorecards, standardized signage, and visual management throughout our facilities. Safety best practices are also regularly featured in our employee newsletters and town halls. In response to the COVID-19 pandemic, we implemented, and continue to adhere to, certain rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities that we determined were in the best interest of our employees, customers, suppliers, and communities. These important safety measures include the reconfiguration of manufacturing processes and other workspaces to implement social distancing protocols. For additional information regarding our COVID-19 employee safety measures, refer to the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.
•Employee Engagement: We provide all employees with the opportunity to share their opinions and feedback on our culture through a culture survey that is generally performed every two years, with pulse surveys that are offered intermittently between culture surveys. Results of the culture survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization.
•Talent Development: Our key talent philosophy is to develop talent from within and supplement with external hires. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. Our formal offerings include tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational training and external partnerships across the globe. One of our unique leadership development programs is our Front-Line Leadership Excellence program ("FLEX"), which focuses on building the leadership capabilities of our manufacturing supervisors globally, those with direct oversight of the people building our products. FLEX is designed to focus on helping our supervisors work through obstacles and communication challenges in order to enable the success of their teams. As a result of COVID-19 and the implementation of rigorous and meaningful employee safety measures intended to protect our employees, we transitioned many of our professional development opportunities to virtual delivery options and expanded our offerings for on-demand learning to ensure that robust learning opportunities were still available to our employees who were not required to by physically present at our facilities and sites to perform their job responsibilities. One such example of a virtual development program is our Engaging Effectively program, which is offered to leaders who are required to manage differently in a remote and hybrid environment, yet still engage and achieve high performance standards with their teams.
•Health and Wellness: The health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. During fiscal 2021, we implemented an employee campaign in support of COVID-19 vaccine efforts. This employee campaign was designed to provide information about, and support and encourage our employees to receive, a COVID-19 vaccination. As part of this employee campaign, we facilitated the offering of the vaccine to our employees at certain of our facilities.
•Diversity, Equity and Inclusion: We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") is one of our core values. To promote diversity, equity and inclusion in the workplace, we formed an employee DEI committee with strategic pillars of focus that include nurturing an inclusive workspace, attracting and maintaining a diverse workforce, and impacting the communities and markets in which our employees live and work. Initiatives developed by our employee DEI committee include, but are not limited to, events to celebrate heritage and awareness months, a new grant program for advancing equitable communities, and the inception of an employee resource group to support women in the workforce.
•Compensation and Benefits: We provide competitive compensation and benefits in order to attract and retain superior talent. In addition to salaries, our compensation and benefits, which vary by country/region, can include annual bonuses, stock-based compensation awards, a
401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others.
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
Environmental Matters and Other Governmental Regulation
Our business, operations, facilities, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the EPA implementation of Tier 4 emission requirements applicable to diesel engines several years ago, China, the European Union ("EU") and related countries, and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other global markets, including Australia, in which we sell our products. CARB continues to propose and discuss implementation of Zero Emissions Equipment regulations that, when implemented, will phase in increasingly stringent requirements on exhaust and other emissions from lawn and garden equipment.
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
Compliance with existing laws, rules, and regulations has not historically had a material impact on our capital expenditures, earnings or global competitive position. With respect to acquired properties and businesses, we conduct due diligence regarding potential exposure to environmental liabilities but cannot be certain that we have identified or will identify all adverse environmental conditions. We are also involved in the evaluation and environmental clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our Consolidated Financial Position or Results of Operations.
Available Information
We are a U.S. public reporting company under the Exchange Act, and file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at www.sec.gov. We make available, free of charge on our website www.thetorocompany.com (select the "Investors" link and then the "Financials & Filings" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, Section 16 reports, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide corporate governance and other information, including our sustainability strategy, on our website. The information contained on our website or connected to our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
The following are material risk factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial performance. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, reputation, operating results, industry, financial position, or future financial performance.

Economic and Operational Risks
Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the locations in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business, including as a result of COVID-19, have and could continue to impact our net sales and earnings. These adverse economic conditions include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times, and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused and may continue to cause our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings.
COVID-19 materially adversely impacted portions of our business, financial condition and operating results and such impact will likely continue and could continue to be material.
COVID-19 created significant worldwide volatility, uncertainty and disruption and has materially adversely impacted portions of our business and such adverse impact will likely continue. However, the extent and duration of such possible impacts will depend on numerous evolving factors, including:
•global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19;
•the success of the deployment of approved COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption;
•the effect of COVID-19 on our suppliers' and companies throughout our supply chain to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis and at anticipated costs;
•the effect of COVID-19 on our dealers, distributors, mass retailers, and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts;
•our ability to continue operations and/or adjust our production schedules to maintain efficient manufacturing operations and fulfill existing and future sales order backlog;
•significant reductions or volatility in demand for one or more of our products or services;
•increasing logistics costs and transportation challenges;
•costs of necessary actions and preparedness plans we have enacted and may enact in the future to help ensure the health and safety of our employees and continued operations;
•availability of employees, their ability to continue to conduct work under revised work environment protocols, the general willingness of employees to come to normal working locations and perform work, as well as our ability, and/or the ability of companies throughout our supply chain, to adequately staff manufacturing and/or other business processes in the event an employee, or multiple employees, contract COVID-19 and must remain away from work locations for an extended period of time;
•potential future restructuring, impairment or other charges;
•our ability to establish and maintain appropriate estimates and assumptions used to prepare the Consolidated Financial Statements;
•the continued impact of COVID-19 on the financial and credit markets and economic activity generally;
•our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all;
•our ability to comply with the financial covenants in our debt agreements if the material economic conditions resulting from COVID-19 lead to substantially increased indebtedness and/or lower adjusted EBITDA for us; and
•the continued exacerbation of negative impacts of a global or national recession, depression or other sustained adverse market event as a result of COVID-19.
In addition, the impacts from COVID-19 and efforts to contain it have heightened the other risks described in this Annual Report on Form 10-K.
If we are unable to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers, demand for our products may decrease, and our net sales, which have historically benefited from the introduction of new products, may be adversely affected.
One of our strategies is to develop innovative, customer-valued products to generate revenue growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant portion of our net sales and are expected to continue to represent a significant portion of our future net sales. We may not be able to compete as effectively and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new and innovative products, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers.
Product development, improvement, and introductions require significant financial and technological resources, talent, research, planning, design, development, engineering, and testing at the technological, product, and manufacturing process levels, and we may not be able to timely develop and introduce new products, technologies or product improvements. New and innovative competitive products may beat our products to market; be higher quality or more reliable; be more effective, have more features, and/or be less expensive than our products; incorporate new, emerging, and/or disruptive technologies; obtain better market acceptance; or render our products obsolete. Any new products that we develop may not receive market acceptance or otherwise generate any meaningful net sales or profits for us relative to our expectations based on, among other things, investments in manufacturing capacity and commitments to fund advertising, sales incentive and promotion programs, and research and development.
Disruption and/or shortages in the availability of commodities, components, parts, or accessories used in our products has, and could continue to, adversely affect our business.
COVID-19, global supply chain disruptions, natural disasters, antidumping and countervailing duty petitions regarding certain engines imported into the U.S. from China, and other tariffs has, to various and differing degrees, impacted the availability of commodities, components, parts, and accessories used in our products. In addition, while most of the commodities, components, parts, or accessories used in our products are generally commercially available from a number of sources, certain items are sourced from single suppliers, which has limited, and could continue to limit, the availability of commodities, components, parts, and accessories when such suppliers are unable to meet our production requirements and we are unable to source such items from an alternative supplier in a timely manner to meet our production needs. Any continued or new disruption or shortages in the availability of commodities, components, parts, or accessories used in our products or sold as standalone products, including as a result of labor staffing, workforce shortage, or other challenges that our suppliers may experience as a result of financial hardship and/or COVID-19, pandemics and/or epidemics, natural disasters, and adverse weather, the frequency and intensity of which may be exacerbated by climate change, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.
Weather conditions, including conditions exacerbated by global climate change, have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations, including as a result of disruption in our supply chain, which may adversely affect our net sales or our operating results.
Weather conditions in a particular geographic region have adversely impacted, and will likely in the future, adversely affect sales, demand, and field inventory levels of some of our products. Weather conditions also have disrupted our own manufacturing and distribution facilities and our supply chain, which has impacted our ability to manufacture product to fulfill customer demand, and such disruptions may occur in the future. For example, past drought or unusually wet conditions have had an adverse effect on sales of certain mowing equipment products. Unusually rainy weather or severe drought conditions that result in watering bans, or otherwise, have had an adverse effect on sales of our irrigation products, and lower snowfall accumulations in key markets have had an adverse effect on sales of our Residential snow thrower products and products of our Professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products.
Further, our facilities and other operations and those of our distribution channel customers and suppliers have incurred losses and experienced disruptions as a result of certain weather conditions and such losses or disruption may continue due to additional natural disasters, inclement weather, and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power outages or shortages, or telecommunications failures. Our insurance coverage with respect to natural disasters and other disruptions is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. The occurrence of any such events could negatively impact our business and operating results.
Global climate change may exacerbate the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold, and used and where our supply chains our located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the U.S. and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact operational results. Additionally, increased frequency and intensity of weather events due to climate change could lead to lost sales as customers prioritize basic needs.
Our Professional segment includes a variety of products that depend on certain and varied factors.
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Any one or a combination of the following factors, among others, many of which have been and may continue to be adversely impacted by COVID-19, could result in a decrease in spending and demand for our products and have an adverse effect on our Professional segment net sales:
•reduced revenue for golf courses resulting from a reduction in the level of interest in the game of golf and/or a decrease in rounds played, memberships, and/or food and beverage sales, as applicable;
•reduced investment in golf course renovations and improvements;
•the level of new golf course development and golf course closures;
•reduced consumer and business spending on property maintenance, such as lawn care and snow and ice removal activities;
•low or reduced levels of infrastructure improvements and other construction activities;
•decreased oil and gas construction activities;
•a decline in acceptance of, and demand for, ag-irrigation solutions for agricultural production;
•availability of cash or credit on acceptable terms for our customers to finance new product purchases; and
•customer and/or government budgetary constraints resulting in reduced spending for grounds maintenance or construction equipment.
Our Residential segment net sales depend on consumers buying our Residential segment products at dealers, mass retailers, and home centers; the amount of product placement at mass retailers and home centers; consumer confidence and spending levels; changing buying patterns of customers; and the impact of significant sales or promotional events.
The elimination, reduction, or changes in the placement of shelf space assigned to our Residential segment products at mass retailers and home centers, could adversely affect our Residential segment net sales. Our Residential segment net sales also depend upon the buying patterns of consumers and changes to buying patterns could result in reduced sales. For example, as consumers purchase products at home centers and mass retailers that typically offer broader and lower price points than dealers, demand for and sales of our Residential segment products purchased at mass retailers and home centers have increased. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose any substantial customer, but the loss of any such customer, a significant reduction in sales to such customers, our inability to maintain adequate product placement at mass retailers and home centers or our inability to respond to future changes in buying patterns of consumers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results can be impacted as a result of the timing of significant sales or promotional events for our Residential products.
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
We face intense competition in all of our product lines with numerous manufacturers and we may fail to compete effectively against competitors' actions, which could harm our business and operating results.
Our products are sold in highly competitive markets throughout the world and as a result, we compete with many U.S. and non-U.S. companies across our various markets, industries, and product offerings. These competitors and the degree of competition vary widely by industry, product line, end market, geographic scope and/or geographic location. The principal competitive factors in our industries and markets include product innovation; quality and reliability; pricing and sales promotion and incentive programs; product support and customer service; warranty; brand awareness; reputation; distribution, shelf space, and product placement and availability; and financing options. Some of our competitors have substantially larger operations and greater financial resources than us, and some have smaller operations offering various and/or more specialized capabilities to customers, and they may be able to adapt more quickly to new or emerging technologies and changes in customer preferences, or devote greater or more specialized resources to the development, promotion, and sale of their products or disruptive new products or technologies than we can. In addition, competition could increase if new companies enter the market, existing competitors combine or consolidate their operations or if existing competitors expand their product lines or intensify efforts within existing product lines. Our current products, products and technologies under development, and our ability to develop new and improved products and technologies may be insufficient to enable us to compete effectively with our competitors.
Our Residential segment products generally face a higher volume of competition than our Professional segment products given the low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products typically face more competition because many foreign competitors design, manufacture, market, and sell products in their respective countries. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Competitors may move manufacturing operations to low cost countries for significant cost and price reductions, and we may not be able to compete, which could harm our business and operating results.
Increases in the cost of commodities, components, parts, and accessories that we purchase and/or increases in our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and other commodities, components, parts and accessories. Increased costs, including as a result of COVID-19 and/or inflation, increased tariff, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China, or the inability of suppliers to continue operations or otherwise remain in business, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses. Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by increasing prices on some of our products and executing on our strategic productivity initiatives, which include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, and engaging in internal cost reduction efforts, all as appropriate. However, we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
Any inability to cost-effectively expand existing facilities, open and manage new or acquired facilities, move production between manufacturing facilities, and/or any disruption at or near any of our facilities or other operations, or those of our suppliers, distribution channel customers, mass retailers, or home centers where our products are sold has and could continue to adversely affect our business and operating results.
Production downtime and/or the inability to produce products at our facilities or other disruptions have occurred and could continue to occur as a result of supply chain challenges, including the ability to procure adequate supplies of commodities, components, parts, and accessories to meet our production requirements and decreases in work force availability at our locations or those in our supply chains; natural disasters; inclement weather; man-made disasters or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, including COVID-19, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers. A work slowdown, strike, or similar action could occur at any one of our facilities, or the facilities of our distribution channel customers and suppliers, and such facilities could fail to renew or enter into new collective bargaining agreements or may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we plan to shift production between our manufacturing facilities from time to time and open new manufacturing and/or distribution facilities to align production capacity with production goals. Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our customers, produce or maintain sufficient inventory of our products, receive commodities, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of commodities, components, parts, or accessories; higher fuel, transportation, and commodity costs; and delays in shipments to our distribution channel customers.
Any failure by us, or our suppliers or distribution channel partners, to hire and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities or allow employees to adequately and safely perform their jobs, could adversely affect our business, operating results, and reputation.
Our labor needs, and those of our suppliers and distribution channel partners, fluctuate throughout the year and by region. During periods of peak manufacturing activity it is often necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff hired during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as regular production employees. In addition, due to limited workforce populations in areas around the locations where we, or our suppliers and distribution channel partners, manufacture products or conduct business, or other factors, we, or our suppliers and distribution channel partners, may not have a sufficient pool of individuals with the right skills and experience available to fulfill labor requirements on a cost-effective basis or otherwise.
Our labor needs and those of our suppliers and distribution channel partners have been negatively impacted by COVID-19, which has exacerbated the challenges in retaining and maintaining an adequate production staff, including as a result of global governmental, business and individual actions that have been, and continue to be, taken in response to COVID-19, and such impacts are expected to continue. Furthermore, we have incurred additional costs as a result of necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including enhanced cleaning processes and protocols designed to implement appropriate social distancing practices. If we, or our suppliers and distribution channel partners, continue to be unable to hire, train, and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, and adhere to protocols established to create a safe workplace, or we incur additional costs to help ensure the health and safety of our employees and operations, we could continue to experience disruptions in our manufacturing and other processes, which have and could continue to adversely impact our business, operating results and reputation.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers' demand for our products and fulfill existing and future sales order backlog is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, taking into account production capacity, timing of shipments, existing sales order backlog, and field inventory levels. Managing inventory levels in the current COVID-19 commercial environment is particularly difficult as a result of demand volatility; changes to production operations, locations and schedule; and supply chain challenges limiting our ability to source an adequate supply of commodities, components, parts, and accessories to meet our production requirements. These factors have resulted manufacturing inefficiencies and related unfavorable manufacturing variances that have negatively impacted our financial results. If such manufacturing inefficiencies continue, we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand and existing and future sales order backlog, and/or do not produce or maintain appropriate inventory levels, our net sales, margins, net earnings, and/or working capital could be negatively impacted. Furthermore, such impacts hinder our ability to meet customer demand, result in the loss of customers, and could cause us to incur charges associated with inventory valuation adjustments for excess and obsolete inventories.
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
If we fail to maintain an effective network of distribution channel partners, including distributors, dealers, mass retailers, and home centers, for our products, we may not have adequate market coverage for the optimal level of sales of our products. Additionally, our distribution channel customers may not commit the necessary resources to market and sell our products as we would expect, and/or they may not be successful in marketing and ultimately selling our products. Any weak demand for, or quality issues with, our products may cause our distribution channel customers to reduce or terminate their relationships with us or adversely affect our ability to engage new dealers and distributors or maintain or obtain shelf space at mass retailers and home centers. Changes in the ownership or control of our distribution channel customers could also adversely affect our relationships with them. If we are not able to maintain effective distribution channels, if our distribution channel customers are not successful in marketing and selling our products, or if we experience a significant reduction or cancellation or change in the size and timing of orders from our distribution channel customers, our sales could decline and have an adverse effect on our business and operating results.
In addition, if adverse economic conditions continue or business conditions worsen or other events cause a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.

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
We are a party to various floor plan arrangements in order to provide reliable, competitive floor plan financing to certain of our distributors and dealers primarily in the U.S. and Canada to support their businesses and improve our working capital for our other strategic purposes. As a result, we depend on such arrangements for our inventory financing programs. The availability of financing from our floor plan arrangements is affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect such financing providers. Any material change in the availability or terms of credit offered to our customers by our floor plan financing providers, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to our available financing platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources could adversely affect our sales and operating results.
If our information systems, software, or information security practices or those of our business partners or third-party service providers fail to adequately perform and/or protect sensitive or confidential information, or if we, our business partners, or third-party service providers experience an interruption in the operation of such systems, software, or practices, our business, reputation, financial condition, and operating results could be adversely affected.
We have many information systems and other software that are critical to our business and certain of our products, some of which are managed by third-parties. These information systems and software are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions; our manufacturing and supply chain processes; managing personal data or other data relating to our customers, suppliers, and employees; and the data related to our research and development efforts. We may be unable to enhance our existing information systems and software or implement new information systems or software when necessary; may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems; and/or require substantial expenditures or interruptions in operations in connection with any system changes we might pursue, including as may be necessary during the integration of acquisitions. The failure of our information systems or software or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of or transfer over to new systems or the modification or upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
Additionally, we take steps to secure our information systems and software and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks including those that may be used by our products, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data or data of our customers, suppliers or employees. Our business, reputation, operating results, and financial condition could be adversely affected if a significant cyber event or other event, disrupts or shuts down our operations; our confidential, proprietary information or data of our customers, suppliers, or employees is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines or face other regulatory enforcement actions, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs. As we continue to develop internet-connected products and other new, emerging, and/or disruptive technologies, similar risks may also be present in the systems, technology, and software installed within such products.
A portion of our consolidated net sales is generated outside of the U.S., and we intend to continue to look for opportunities to expand our international operations. Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales.
International markets have been, and will continue to be, a strategic focus area for revenue growth, both organically and through acquisitions. We currently manufacture our products and maintain sales offices in the U.S. and other countries for sale throughout the world. Our net sales outside the U.S.

were 20.9 percent, 20.1 percent, and 23.1 percent of our total consolidated net sales for fiscal 2021, 2020, and 2019, respectively. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales; however, expanding our existing international operations and entering into additional international markets requires significant management attention and financial resources. Several factors, including the implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales.
Many of the countries in which we manufacture or sell our products, or in which we otherwise have a presence are, to some degree, subject to political, economic, and/or social instability, which has been heightened as a result of COVID-19. As a result, our international operations expose us and our representatives, agents, and distribution channel customers to risks inherent in operating in foreign jurisdictions. These risks include:
•weakened economic conditions;
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
•withdrawal from or revisions to international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, other non-tariff barriers to trade;
•the imposition of U.S. and/or international sanctions against a country, company, person, or entity with whom we do business that would restrict or prohibit our business with the sanctioned country, company, person, or entity;
•international pricing pressures;
•foreign trade or other policy changes between the U.S. and other countries, trade regulation, and/or industry activity that favors domestic companies, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China;
•adverse currency exchange rate fluctuations;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•potentially higher tax rates and adverse tax consequences, including restrictions on repatriating cash and/or earnings to the U.S.;
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
Our international operations may not produce desired levels of net sales or, among other things, the factors listed above may harm our business and operating results. Any material decrease in our international sales or profitability could also adversely impact our operating results.
We are renovating and expanding certain office, manufacturing, and other facilities and could experience disruptions to our operations in connection with such efforts.
We are continually renovating and, where appropriate or necessary, expanding our facilities, primarily driven by the growth of our business and the need to expand our manufacturing capacity. We have historically financed, and expect to continue to finance, such efforts with cash on hand and cash from operating activities. Expanding and renovating our facilities could disrupt our business operations, and such effects could include but are not limited to potential interruption in manufacturing processes, delivery of raw materials, shipping finished goods, and data flow; unforeseen construction, scheduling, engineering, environmental, or geological problems; and unanticipated cost increases.
Strategic Risks
Future acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships could be risky and may harm our business, reputation, financial condition, and operating results.
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, on April 1, 2019 and March 2, 2020, we completed the CMW and Venture Products acquisitions, respectively. The CMW acquisition is the largest acquisition in our history and the Venture Products acquisition is among one of the largest acquisitions in our history.
Our continued ability to grow through acquisitions will depend, in part, on the availability of suitable target candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel resources to complete such acquisitions and operate and integrate the acquired business effectively. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. For instance, the benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to achieve, or may not develop at all. Acquisitions, alliances, joint ventures, investments, and partnerships may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:
•diversion of management's attention to manage and integrate the acquired business;
•disruption to our existing operations and plans;
•inability to effectively manage our expanded operations;
•difficulties, delays, or unanticipated costs, which may be exacerbated by the impact of COVID-19, in integrating and assimilating information and financial systems, internal controls, operations, manufacturing processes and products or in realizing projected efficiencies, growth prospects, cost savings, and other synergies;
•inability to successfully integrate or develop a distribution channel for acquired product lines;
•loss of key employees, customers, distributors, or dealers of the acquired businesses or adverse effects on existing business relationships with suppliers, customers, distributors, and dealers;
•write-off of significant amounts of goodwill, other indefinite-lived intangible assets, and/or long-lived assets because of deterioration in the performance of an acquired business or product line, adverse market conditions, changes in the competitive landscape, changes in laws or regulations that restrict activities of an acquired business or product line, or other circumstances;
•delays or challenges in transitioning distributors and dealers of acquired businesses to available floor plan financing arrangements;
•violation of confidentiality, intellectual property, and non-compete obligations or agreements by employees of an acquired business or lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
•adverse impact on overall profitability if our expanded operations do not achieve, or are delayed in achieving, the growth prospects, net sales, net earnings, cost and/or revenue synergies, or other financial results projected in our valuation models;
•reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other business venture investment costs, which could restrict our ability to access additional capital when needed, result in a decrease in our credit rating, or limit our ability to pursue other important elements of our business strategy;
•failure by acquired businesses or other business ventures to comply with applicable international, federal, and state product safety or other regulatory standards;
•infringement by acquired businesses or other business ventures of valid intellectual property rights of others;
•inaccurate assessment of additional post-acquisition or business venture investments, undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition or other business venture, and despite the existence of representations, warranties and indemnities in any definitive agreement and/or a representation and warranty insurance policy, if applicable, an inability to recover or manage such liabilities and costs; and
•impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, occurrence of non-recurring charges, or other potential financial accounting or reporting impacts.
In addition, we need effective internal controls to provide reliable and accurate financial reports and to effectively prevent fraud. Integrating acquired businesses may make our systems and controls more complex and difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, particularly in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. Any difficulties in the assimilation of acquired businesses into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations.
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
From time to time, we may divest of all or a portion of certain businesses and/or facilities, joint venture or minority equity investment interests, subsidiaries, distributorships, or product categories. Divestitures involve risk, including, potential increased expense associated with the divestitures, and potential issues with the acquirers, customers or suppliers of the divested business, or products. Occasionally, we may wind down certain business activities and/or facilities, product lines, and/or perform other organizational restructuring projects in an effort to reduce costs and streamline operations. Such activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees, customers, or suppliers. If we do not complete these activities in a timely manner, or do not realize anticipated cost savings, synergies and efficiencies, business disruption occurs during or following such activities, or we incur unanticipated charges, this may negatively impact our business, financial condition, operating results, and cash flows.
Increased scrutiny from the public, investors, and others regarding our environmental, social, and governance ("ESG") practices could impact our reputation.
We have a newly created executive officer position with responsibility for sustainability, additional dedicated employee resources, and a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy. We also have published a sustainability report and launched our Sustainability Endures platform. Our sustainability reports include our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products; diversity, equity, and inclusion; employee health and safety; community giving; and human capital management. These efforts may result in increased investor, media, employee, and other stakeholder attention to such initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.
Financial Risks
We may be required to incur impairment and other charges resulting from the impairment of goodwill, indefinite-lived intangible assets, or long-lived assets recorded in connection with business combinations and asset acquisitions.
We completed the CMW and Venture Products acquisitions in April of fiscal 2019 and March of fiscal 2020, respectively, and expect to continue to complete selected business combinations and asset acquisitions in the future. In connection with business combinations, applicable accounting standards generally require the net tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business is recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.
If we determine that the anticipated future cash flows from our reporting units, indefinite-lived intangible assets or asset groups, or long-lived asset groups may be less than their respective carrying values, our goodwill, indefinite-lived intangible assets, and/or long-lived assets may be deemed to be impaired. If this occurs, applicable accounting rules may require us to write down the value of the goodwill, indefinite-lived intangible assets, and/or long-lived assets on our balance sheet to reflect the extent of any such impairment. Any such write-down of goodwill, indefinite-lived intangible assets, and/or long-lived assets would generally be recognized as a non-cash expense in our Consolidated Statements of Earnings for the accounting period during which any such write down occurs. As of October 31, 2021, we had goodwill of $421.7 million, which is maintained in various reporting units, including goodwill from the CMW and Venture Products business combinations, and indefinite-lived intangible assets of $190.6 million, which together comprise 20.9 percent of our total assets as of October 31, 2021. Impairment charges, including such charges that could arise as a result of COVID-19, could be significant and could adversely affect our consolidated operating results and financial condition.
Fluctuations in foreign currency exchange rates have affected our operating results and could continue to result in declines in our reported net sales and net earnings.
Because the functional currency of most of our foreign operations is the applicable local currency, but our financial reporting currency is the U.S. dollar, we are required to translate the assets, liabilities, expenses, and revenues of our foreign operations into U.S. dollars at the applicable exchange rate in preparing our Consolidated Financial Statements. Accordingly, we face foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to third-party customers, purchases from suppliers, and bank lines of credit with creditors denominated in foreign currencies.
Foreign currency exchange rates have affected our net sales, net earnings, and operating results and could continue to result in declines in our reported net sales and net earnings. Currency exchange rate fluctuations may also affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may decrease demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.
We are subject to counterparty risk in our credit arrangements and the terms of our credit arrangements and the indentures governing our senior notes and debentures could limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market, and economic conditions.
Our credit arrangements, including our revolving credit facility and term loan, and the indentures governing our senior notes and debentures include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a maximum leverage ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things, create liens or other encumbrances on our assets; dispose of assets; engage in mergers or consolidations; and pay dividends that are significantly higher than those currently being paid, make other distributions to our shareholders, or redeem shares of our common stock. These provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. They may also competitively disadvantage us relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business.
Potential important opportunities or transactions, such as significant acquisitions, may require the consent of our lenders, which consent may be withheld or granted subject to conditions that may affect the attractiveness or viability of the transaction. Additionally, market deterioration or other factors could jeopardize the counterparty obligations of one or more of the banks participating in our revolving credit facility, which could have an adverse effect on our business if we are not able to replace such revolving credit facility or find other sources of liquidity on acceptable terms.
If we do not comply with the terms of our credit arrangements and indentures, our credit arrangements could be terminated and any amounts outstanding pursuant to our credit arrangements and indentures could become due and payable.
We cannot assure that we will be able to comply with all of the terms of our credit arrangements and indentures, particularly the financial covenants. Our ability to comply with such terms depends on the success of our business and our operating results, as well as various risks, uncertainties, and events beyond our control. If we fail to comply with any covenant required by our credit arrangements following any applicable cure periods, the banks could terminate their commitments unless we could negotiate a covenant waiver. The banks could condition such waiver on terms that may be unfavorable to us. In addition, any amounts outstanding pursuant to our credit arrangements and indentures could become due and payable if we were unable to obtain a covenant waiver or refinance our debt under such arrangements.
A downgrade in our credit ratings could increase our cost of funding and/or adversely affect our access to capital markets or the availability of funding from a variety of lenders.
Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, transparency with rating agencies, and timeliness of financial reporting. Further leveraging our capital structure could result in a downgrade to our credit ratings. For instance, if our credit rating falls below investment grade and/or our leverage ratio rises above 1.50, the interest rate we currently pay on outstanding debt under our revolving credit facility could increase. As such, failure to maintain investment grade credit ratings could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding from a variety of lenders.
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
Our variable interest rate financing agreements include language to determine a replacement rate for LIBOR, if necessary. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after calendar 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our operating results or financial condition.

Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting or tax estimates could adversely affect our financial statements, including our operating results and financial condition.
In preparing the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we must make decisions that impact our operating results and/or financial condition, including selecting the appropriate accounting and/or tax principles to be applied and the assumptions on which to base accounting and tax estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, all as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.
In addition, various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board, Public Company Accounting Oversight Board, and the SEC may amend, expand, and/or eliminate the financial accounting or reporting standards or tax positions that govern the preparation of our Consolidated Financial Statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards or tax positions should be applied. We disclose the impact of accounting pronouncements that have been issued but not yet adopted within our annual and quarterly reports on Form 10-K and Form 10-Q, respectively. However, we do not provide an assessment of proposed accounting pronouncements, as such proposals are subject to change through the exposure process and therefore, we cannot meaningfully assess their effects on our Consolidated Financial Statements. Future changes to accounting or tax standards could modify the accounting or tax policies and procedures that we currently use to prepare our Consolidated Financial Statements. Such changes may be difficult to predict and implement and could impact how we prepare and report our Consolidated Financial Statements, Results of Operations, and Financial Condition.
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
Legal, Regulatory, and Compliance Risks
Our patents, trademarks, and contractual provisions may be insufficient to protect our proprietary rights and intellectual property from others who may sell similar products and our products may infringe the valid proprietary rights of others.
We hold patents and trademarks relating to various aspects of our products and business and believe that proprietary technical know-how is important to our business. The loss of such intellectual property could have a material adverse effect on our business and operating results. Proprietary rights relating to our products are protected from unauthorized use by third-parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. We cannot be certain that we will be issued any patents from any pending or future patent applications owned by or licensed to us, or that the claims allowed under any issued patents will be sufficiently broad to protect our technology. Without enforceable patent protection, we may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how. We also cannot be certain that our products or technologies have not infringed or will not infringe the valid proprietary rights of others. Others may initiate litigation to challenge the validity of our patents, allege that we infringe their patents, or use their resources to design comparable products that do not infringe our patents. Additionally, we may initiate proceedings to protect our proprietary rights. Any litigation, whether initiated by us or others, may cause us to incur substantial costs and possible damages. If such litigation's outcome is unfavorable to us, our business, operating results, and financial condition could be adversely affected. We could also be forced to develop an alternative that could be costly and time-consuming, or acquire a license, which we might not be able to do on terms favorable to us, or at all.
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
Our company, business, properties, and products are subject to laws, rules, policies, and regulations, with which compliance may require us to incur expenses, or modify our products or operations, and non-compliance may result in harm to our reputation and/or expose us to penalties.
We are subject to numerous international, federal, state, municipal and other governmental laws, rules, policies, regulations, and orders ("Laws") relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, Laws may adversely affect our operating results, including, (i) to address COVID-19 or other health and safety requirements, (ii) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, which individually or in combination may cause our effective tax rate to increase or result in tax charges, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international trade policies or agreements, or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported in the U.S. from China, that could result in additional tariffs, duties or other charges on commodities, components, parts or accessories that we import and/or use in our products.
Although we believe that we are in substantial compliance with currently applicable Laws, we are unable to predict the ultimate impact of adopted or future Laws on our company, business, properties, or products. Any of these Laws may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of, or demand for, some of our products or manufacturing processes, and ultimately affect the way we conduct our operations. Failure to comply with any of these Laws could harm our reputation and/or lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions. In addition, our competitors may adopt strategies with respect to compliance with any such Laws that differ significantly from ours. This may change customer preferences and our markets in unanticipated ways which may adversely affect market demand for our products and our net sales and financial results. Other Laws impacting our supply chain, such as the United Kingdom Modern Slavery Act, or data privacy requirements, such as the EU's General Data Protection Regulation, the California Consumer Privacy Act, and other emerging domestic and global data privacy and cybersecurity laws, may have similar consequences.
Climate change legislation, regulations, accords, mitigation efforts, or other legislation may adversely impact our operations and could impact the competitive landscape within our markets and affect demand for our products.
We are currently subject to rules limiting exhaust and other emissions and other climate-related rules and regulations in certain jurisdictions where we operate. Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gases. An example of such legislation is California's AB 1346, which is expected to ban the sale of new small off-road engines, such as those installed in certain of our products, including leaf blowers and lawnmowers, in the state of California beginning in 2024. We may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord or could otherwise decrease demand for our products.
Due to uncertainty in the regulatory and legislative processes and the negotiation and adoption of international climate change accords, as well as the scope of such requirements and initiatives, we cannot currently determine the effect any such legislation, regulation, or accord may have on our products and operations. Additionally, inconsistency of regulations in the states and countries in which we operate may affect the costs of compliance with such requirements. If such laws or regulations are more stringent than current legal or regulatory requirements, we may be subject to curtailment or reduced access to resources or experience increased compliance burdens and costs to meet the regulatory obligations, which may adversely affect our business and operating results.
Additionally, various other legislative proposals, if enacted, could put us in a competitively advantaged or disadvantaged position and affect customer demand for our products. For example, any fiscal-stimulus or other legislation that inordinately impacts the lawn and garden, outdoor power equipment, or irrigation industries generally by promoting the purchase of certain types of products that we sell, such as through customer rebate or other incentive programs, could impact us positively or negatively, depending on whether we manufacture products that meet the specified legislative criteria, including in areas such as fuel efficiency, alternative energy or water usage. Such legislation may also cause customers to perceive our product offerings to be more or less attractive than our competitors' product offerings. We cannot currently predict whether any such legislation will be enacted, the specific terms and conditions of such legislation, such legislation's impact on the competitive landscape within our markets, or how, if at all, any such legislation might ultimately affect customer demand for our products or our operating results.
The costs of complying with the various environmental laws related to our ownership and/or lease of real property, such as clean-up costs and liabilities that may be associated with certain hazardous waste disposal activities, could adversely affect our financial condition and operating results.
Because we own and lease real property, various environmental laws may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations could also require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. We are currently involved in the evaluation and clean-up of a limited number of properties we either currently or previously owned. Although we do not expect that these current matters will have a material adverse effect on our financial condition or operating results, our future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.
We are subject to product quality issues, product liability claims, and other litigation from time to time that could adversely affect our business, reputation, operating results, or financial condition.
The manufacture, sale, and use of our products expose us to significant risks associated with product quality issues and product liability claims and other litigation from time to time. If a product liability claim or other claim or series of claims is brought against us for liabilities exceeding our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product quality issues and/or product liability claims against us, which could result in losses or damages or adversely affect our brand reputation and the marketability of our products, which may negatively impact our business and operating results.
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
The U.S. FCPA and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making certain improper payments for the purpose of obtaining or retaining business. The continued expansion of our international operations could increase the risk of violations of these laws. Significant violations of these laws, or allegations of such violations, could harm our reputation, disrupt our business, and result in significant fines and penalties that could have a material adverse effect on our operating results or financial condition.
General Risk Factors
We may not achieve our financial projections or other business initiatives in the time periods that we anticipate, or at all, which could have an adverse effect on our business, operating results, and financial condition.
We generally provide financial projections such as our expected revenue growth and net earnings per share. These financial projections are based on management’s assumptions and expectations at the time made. Failure to achieve our financial projections could have an adverse effect on our business, operating results, and financial condition.
We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this Annual Report on Form 10-K. As a result, there is no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.
If we are unable to retain our executive officers or other key employees, attract and retain other qualified employees, or successfully implement executive officer, key employee or other leadership or employee transitions, we may not be able to meet strategic objectives and our business could suffer.
Our ability to meet our strategic objectives and otherwise profitably grow our business will depend to a significant extent on the continued contributions of our leadership team and our ability to identify, attract, engage, develop, and retain other highly qualified employees worldwide. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified employees. Losing any of our executive officers or other key employees, failure to identify, attract, or retain qualified leaders in the future, ineffective executive officer or other employee transitions, delays or the inability to hire necessary and qualified office or production employees due to employment conditions or otherwise, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our global business operations require the use of various facilities and other properties for manufacturing, distribution, warehousing, engineering and product testing, sales and marketing, and other corporate activities. As of October 31, 2021, we utilized manufacturing, distribution, warehouse, engineering, and office facilities totaling approximately 9.0 million square feet of space worldwide. The extent to which we utilize our properties can vary by property and from period to period, including manufacturing plant utilization, which typically varies during the year depending on the production cycle and the seasonality of our business. We generally consider each of our current facilities to be in good operating condition, suitable for their respective uses, and adequate for our current and future business needs as our business is presently conducted. However, we make ongoing capital investments in our facilities, including expansion efforts when needed, and believe that our historical capital investments in our manufacturing facilities have increased the production capacity of our operations and have enabled us to meet the needs of our customers. We also believe that we would be able to obtain replacements for our leased premises at acceptable costs should our existing leases not be renewed in a future period. From time to time, we may determine that certain of our properties exceed our business requirements as we continue to optimize our global business operations and global footprint and such properties may be exited, sold, or utilized in another manner.
Our significant facilities are listed below by location, ownership, and function as of October 31, 2021:

Location	Reportable Segment	Facility Type/Use	Ownership
United States:
El Cajon, California	Professional	Product manufacturing and test site	Owned/Leased
Riverside, California	Professional	Product manufacturing and test facility	Owned/Leased
Sanford, Florida	Professional	Product manufacturing	Leased
Ankeny, Iowa	Professional & Residential	Distribution center	Leased
Sterling, Kentucky	Professional	Product manufacturing	Leased
Iron Mountain, Michigan	Professional	Product manufacturing	Owned/Leased
Bloomington, Minnesota	Other activities	Corporate headquarters and test facility	Owned/Leased
Brooklyn Center, Minnesota	Other activities	Distribution facility	Leased
Shakopee, Minnesota	Professional & Residential	Component part manufacturing	Owned
Windom, Minnesota	Professional & Residential	Product manufacturing	Owned/Leased
St. Louis, Missouri	Other activities	Distribution facility	Leased
Beatrice, Nebraska	Professional	Product manufacturing, test facility, and office	Owned/Leased
Orrville, Ohio	Professional	Product manufacturing and office	Owned
West Salem, Ohio	Professional	Product manufacturing and office	Owned
Perry, Oklahoma	Professional	Product manufacturing, test facility, and office	Owned/Leased
El Paso, Texas	Professional & Residential	Component part and product manufacturing and distribution center	Owned/Leased
Weatherford, Texas	Professional	Product manufacturing	Owned
Baraboo, Wisconsin	Professional & Residential	Distribution center	Leased
Lake Mills, Wisconsin	Professional	Product manufacturing	Owned
Plymouth, Wisconsin	Professional & Residential	Distribution center	Owned
Tomah, Wisconsin	Professional	Product manufacturing and distribution center	Owned/Leased
International Countries:
Beverley, Australia	Professional	Product manufacturing	Owned
Braeside, Australia	Professional & Residential	Distribution facility	Leased
Oevel, Belgium	Professional & Residential	Distribution center	Owned/Leased
Xiamen City, China	Professional & Residential	Product and component part manufacturing	Leased
Althengstett, Germany	Professional	Product manufacturing	Owned
Fiano Romano, Italy	Professional	Product manufacturing	Owned/Leased
Juarez, Mexico	Professional & Residential	Product manufacturing	Leased
Ploiesti, Romania	Professional	Product manufacturing and test facility	Owned
Hertfordshire, United Kingdom	Professional & Residential	Product manufacturing and test facility	Owned

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment disputes, and patent litigation cases. For a description of our material legal proceedings, refer to the headings titled "Litigation" and "Litigation Settlement" within Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 10, 2021, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 57, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Kevin N. Carpenter 47, Vice President, Global Operations and Integrated Supply Chain	Vice President, Global Operations and Integrated Supply Chain since December 2021. Prior to joining the company, he held several roles at the Carrier Global Corporation, serving as Vice President of Operations, Residential and Light Commercial Systems from June 2021 to November 2021, Vice President of Quality and Continuous Improvement from August 2020 to May 2021, Vice President of Operations, Commercial HVAC from February 2020 to July 2020, and Vice President of Advanced Manufacturing from May 2019 to January 2020. Prior to joining the Carrier Global Corporation, he held several roles at Rockwell Automation, serving as Vice President of Manufacturing Services from June 2018 to April 2019 and Director of Manufacturing Services from May 2016 to May 2018.
Jody M. Christy 53, Vice President, BOSS	Vice President, BOSS since December 2018. From June 2016 to November 2018, he served as General Manager, BOSS. At the time of the acquisition of BOSS in November 2014 to May 2016, he served as Director, Engineering for BOSS.
Amy E. Dahl 47, Vice President, Human Resources and General Counsel
Vice President, Human Resources and General Counsel since November 2020. From January 2020 through October 2020, she served as Vice President, Human Resources, Distributor Development and General Counsel. From December 2016 through December 2019, she served as Vice President, Human Resources and Distributor Development. From April 2015 through November 2016, she served as Vice President, Human Resources. From June 2013 through March 2015, she served as Managing Director, Corporate Communications and Investor Relations. From July 2012 to May 2013, she served as Assistant General Counsel and Assistant Secretary.

Angela C. Drake 49, Vice President, Construction	Vice President, Construction since April 2020. From April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc.
Blake M. Grams 54, Vice President, Sustainability, Business Analytics and Process Improvement	Vice President, Sustainability, Business Analytics and Process Improvement since December 2021. From June 2013 to November 2021, he served as Vice President, Global Operations. From December 2008 to May 2013, he served as Vice President, Corporate Controller.
Bradley A. Hamilton 57, Group Vice President, Commercial, International, Ventrac and Irrigation Businesses	Group Vice President, Commercial, International, Ventrac, and Irrigation Businesses since March 2020. From October 2018 to February 2020, he served as Group Vice President, Commercial, International and Irrigation Businesses. From November 2017 to September 2018, he served as Group Vice President, Commercial and International Businesses. From October 2016 to October 2017, he served as Vice President, Commercial Business. From April 2015 to September 2016, he served as General Manager, Commercial Business.
Gregory S. Janey 43, Vice President, Residential and Landscape Contractor Businesses	Vice President, Residential and Landscape Contractor Businesses since November 2019. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses. From April 2015 to October 2017, he served as Director, Marketing International Business. From January 2013 through March 2015, he served as Director, Residential Mass Sales and National Accounts in our Residential Business.
Peter D. Moeller 44, Vice President, International	Vice President, International since November 2020. From November 2019 to October 2020, he served as Vice President, Sitework Systems Business. From November 2017 to October 2019, he served as General Manager, Sitework Systems Business. From April 2015 to October 2017, he served as Managing Director, Business Development and Strategic Planning.
Renee J. Peterson 60, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since August 2011. She also served as Treasurer from July 2013 to March 2021.
Darren L. Redetzke 57, Vice President, Strategic Technologies	Vice President, Strategic Technologies since November 2020. From April 2015 to October 2020, he served as Vice President, International Business.
Richard W. Rodier 61, Group Vice President, Construction, Contractor and Residential Businesses	Group Vice President, Construction, Contractor and Residential Business since May 2020. From April 2019 to April 2020, he served as Group Vice President, Construction Businesses. From November 2017 to April 2019, he served as Vice President, Commercial Business. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.
Kurt D. Svendsen 55, Vice President, Strategy, Corporate and Channel Development	Vice President, Strategy, Corporate and Channel Development since November 2020. From June 2013 to October 2020, he served as Vice President, Information Services.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." As of October 31, 2021 and 2020, we had 175,000,000 shares of common stock authorized, $1.00 par value. As of October 31, 2021 and 2020, we had 105,205,734 and 107,582,670 shares of common stock outstanding, respectively. In each quarter of fiscal 2021, our Board of Directors declared a common stock cash dividend of $0.2625 per share, which was a 5.0 percent increase over our common stock cash dividend of $0.25 per share paid in each quarter of fiscal 2020. As announced on December 14, 2021, our Board of Directors increased our fiscal 2022 first quarter common stock cash dividend by 14.3 percent to $0.30 per share from the quarterly common stock cash dividend of $0.2625 paid in the first quarter of fiscal 2021. Future common stock cash dividends will depend upon our Financial Condition, Results of Operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2021 and 2020, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock authorized, $1.00 par value. No shares of preferred stock were outstanding as of October 31, 2021 and 2020.
Shareholders
As of December 10, 2021, we had 2,648 shareholders of record.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2021:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
July 31, 2021 through September 3, 2021	—	$—	—	5,308,779
September 4, 2021 through October 1, 2021	749,483	100.24	749,483	4,559,296
October 2, 2021 through October 31, 2021	507,779	98.64	506,834	4,052,462
Total	1,257,262	$99.59	1,256,317
1    On December 3, 2015, the company's Board of Directors authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. The company repurchased 308,779 shares under this tranche of authorized shares under the company's stock repurchase program during the period indicated above and as a result, no shares remain available to repurchase under this tranche as of October 31, 2021. On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. The company repurchased 947,538 shares under this tranche of authorized shares under the company's stock repurchase program during the period indicated above and as a result, 4,052,462 shares remained available to repurchase under this tranche of authorized shares under the company's stock repurchase program as of October 31, 2021.
2    Includes 945 shares of the company's common stock purchased in open-market transactions at an average price of $98.55 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 945 shares were not repurchased under the company's authorized stock repurchase program described in footnote 1 above.

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
The following stock performance graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, the S&P 500 Industrial Machinery Index, and an industry peer group for the five-year period from October 31, 2016 through October 31, 2021. The total returns on TTC common stock depicted in the stock performance graph and table are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, the S&P 500 Industrial Machinery Index, and Industry Peer Group

300
250
200
150
100
50
0
10/31/16
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
The Toro Company
S&P 500
S&P 500 Industrial Machinery Index
Industry Peer Group

*$100 invested on 10/31/16 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2016	2017	2018	2019	2020	2021
The Toro Company	$100.00	$132.75	$120.53	$167.31	$180.58	$212.18
S&P 500	100.00	123.63	132.71	151.73	166.46	237.90
S&P 500 Industrial Machinery Index	100.00	137.87	127.21	155.14	170.16	224.61
Industry Peer Group	$100.00	$146.12	$134.40	$165.57	$191.21	$258.51
The S&P 500 Industrial Machinery Index has been added to the stock performance chart during fiscal 2021 and will be included in future filings. The S&P 500 Industrial Machinery Index is a widely used market capitalization index that we believe more appropriately represents manufacturing companies of comparable industry, size, and complexity to that of TTC as compared to our industry peer group. As a result, we will not include the industry peer group in future filings. The industry peer group is based on companies previously included in the Fortune 500 Industrial and Farm Equipment Index, which was discontinued after 2002 and currently includes: AGCO Corporation, Caterpillar Inc., Crane Co., Cummins Inc., Deere & Company, Dover Corporation, Flowserve Corporation, Harsco Corporation, Illinois Tool Works Inc., International Game Technology Plc, ITT Inc., Kennametal Inc., Lennox International Inc., NACCO Industries, Inc., Parker-Hannifin Corporation, Pentair Plc, Snap-On Inc., Teleflex Inc., Terex Corporation, and The Timken Company.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Consolidated Financial Statements with a narrative from the perspective of management on our Financial Condition, Results of Operations, Liquidity, and certain other factors that may affect our future results. Our Consolidated Financial Statements and Notes to Consolidated Financial Statements are included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K and all references in this MD&A to the Notes to Consolidated Financial Statements can be found in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the fiscal years ended October 31, 2021 and 2020. Discussion of fiscal 2019 items and the year-over-year comparison of changes in our Financial Condition and Results of Operations as of and for the fiscal years ended October 31, 2020 and 2019 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
Our MD&A is presented as follows:
•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial measures that are not calculated or presented in accordance with U.S. GAAP ("non-GAAP financial measures"), as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
COMPANY OVERVIEW
General
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; ag-irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is the foundation of our enterprise strategic priorities of accelerating growth, driving productivity and operational excellence, and empowering our people, and our focus on alternative power, smart connected, and autonomous solutions are embedded as part of our "Sustainability Endures" strategy. Our Sustainability Endures strategy also provides transparency on our continued efforts to address sustainability-focused matters, including ESG priorities.
We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We classify our operations into two reportable business segments: Professional and Residential, and our remaining activities are presented as "Other" due to their insignificance, as described in greater detail within the section titled "Business Segments" in this MD&A.
Executive Summary
We began fiscal 2021 in the midst of the COVID-19 pandemic, which continued to cause many challenges for our business and manufacturing operations. Specifically, COVID-19 was the catalyst for the current challenging global macroeconomic environment that has disrupted the global supply chain and created an inflationary environment throughout fiscal 2021. The impact of COVID-19 on our business is more fully described within the section titled "Impact of COVID-19" in this MD&A. Despite these challenges, we achieved double-digit consolidated net sales growth in fiscal 2021.
Our Professional segment achieved 16.1 percent net sales growth in fiscal 2021 primarily due to a combination of strong demand for most products and strategic pricing actions across our product lines. More specifically, we benefited from a continued strong rebound in demand for many of the products in our Professional segment businesses that were more adversely impacted by COVID-19 during fiscal 2020. Most notably, our landscape contractor business continued to build upon the momentum generated during the fourth quarter of fiscal 2020 as we continued to experience strong retail demand from contractors and our channel partners worked to replenish their field inventory levels during fiscal 2021. Additionally, our golf business continued to experience strong demand as golf course investments increased and spending patterns normalized as budgetary constraints moderated. Our rental and specialty construction business also experienced strong demand primarily due to favorable construction industry trends. While the strong demand experienced in our Professional segment was positive, our Professional segment growth was partially offset by a reduction of net sales within our underground construction business driven by supply chain disruptions that resulted in product availability issues that limited our ability to meet the heightened demand for most of our products.
Our Residential segment continued to build on the momentum generated during fiscal 2020 and achieved 23.1 percent net sales growth in fiscal 2021 primarily as a result of strong retail demand across most product lines as a result of new and enhanced products, favorable weather conditions, expanded retail placement, and continued investments by homeowners in their properties. We also achieved net sales growth during fiscal 2021 as a result of strategic pricing actions across our product lines. While the sales growth achieved in our Residential segment was positive, the shift to a greater percentage of Residential segment net sales as a percentage of consolidated net sales has, and may continue to, adversely pressure our consolidated gross margins.
We continued our history of paying quarterly cash dividends throughout fiscal 2021 and increased our fiscal 2021 quarterly cash dividend by 5.0 percent to $0.2625 per share compared to $0.25 per share paid in fiscal 2020. We also resumed repurchasing shares of our common stock, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $414.7 million of cash to our shareholders during fiscal 2021. As of October 31, 2021, we had a strong liquidity profile with available liquidity of $1,002.5 million, consisting of cash and cash equivalents of $405.6 million and availability under our revolving credit facility of $596.9 million.
Additionally, our fiscal 2021 results included the following items of significance that are provided in summary format here and described in greater detail throughout the "Results of Operations," "Business Segments," and "Financial Position" sections of this MD&A:
•Consolidated net sales for fiscal 2021 were $3,959.6 million, an increase of 17.2 percent compared to $3,378.8 million in fiscal 2020.
•Professional segment net sales for fiscal 2021 were $2,929.6 million, an increase of 16.1 percent compared to $2,523.5 million in fiscal 2020.
•Residential segment net sales for fiscal 2021 were $1,010.1 million, an increase of 23.1 percent compared to $820.7 million in fiscal 2020.
•Gross margin was 33.8 percent in fiscal 2021 compared to 35.2 percent in fiscal 2020, a decrease of 140 basis points.
•Non-GAAP gross margin was 33.8 percent in fiscal 2021 compared to 35.4 percent in fiscal 2020, a decrease of 160 basis points.
•SG&A expense as a percentage of net sales in fiscal 2021 was 20.7 percent compared to 22.6 percent in fiscal 2020, an improvement of 190 basis points.
•Net earnings for fiscal 2021 were $409.9 million, or $3.78 per diluted share, compared to $329.7 million, or $3.03 per diluted share, in fiscal 2020.
•Non-GAAP net earnings for fiscal 2021 were $392.7 million, or $3.62 per diluted share, compared to $327.7 million, or $3.02 per diluted share, in fiscal 2020.
•Field inventory levels were lower as of the end of fiscal 2021 compared to the end of fiscal 2020 as a result of strong retail demand for our products that exceeded product availability.
Please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures.
As we look ahead to fiscal 2022, we currently expect the strong demand environment to continue across both our Professional and Residential segments and benefit our future net sales. We also expect to continue to realize favorable impacts to both our net sales and gross margins as a result of our strategic pricing actions and to our gross margins from our productivity initiatives. However, the current challenging supply chain and inflationary environment is anticipated to continue and adversely impact our gross margins into fiscal 2022 and we anticipate that our quarterly sales cadence during fiscal 2022 will be driven more by our ability to produce product than historical demand patterns and seasonality. We intend to continue our historical practice of prudently managing expenses and adjusting production levels as needed to align with anticipated sales volumes and availability of commodity and component parts inventories, while also prioritizing investments that support long-term sustainable growth across our businesses. However, given our current expectation of continuing supply chain disruptions into fiscal 2022 our ability to effectively and efficiently adjust production levels as needed may be limited.
Power Forward
Despite uncertainty concerning the duration of COVID-19 and its impact on the global economy and supply chains, we continued to embrace employee initiatives aligned with driving defined enterprise financial performance goals. As a result, for fiscal 2021, we implemented a one-year employee initiative, "Power Forward." This employee initiative was intended to help us drive net sales and operating earnings growth and specifically focused on enterprise-wide financial performance goals of net sales of $3.7 billion and non-GAAP operating earnings of $485.0 million for fiscal 2021. Due to strong business performance, we exceeded both enterprise-wide financial performance goals during fiscal 2021 as we realized $4.0 billion of net sales and $507.0 million of non-GAAP operating earnings.
New Multi-Year Employee Initiative
Our new multi-year employee initiative, "Drive for Five," is intended to align and engage employees on furthering our strategic growth by offering innovative business and product categories to serve our customers. As such, the core focus of this initiative is our goal of exceeding $5.0 billion in net sales through organic growth, while continuing our historical focus on improving profitability, by the end of fiscal 2024. We believe this goal will continue and enhance the innovation and growth momentum for the organization.
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
Our main focus from the beginning of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. These important safety measures enacted at our facilities and other sites include implementing social distancing protocols such as the reconfiguration of manufacturing processes and other workspaces, frequent disinfecting of our facilities and workspaces, and providing or accommodating the wearing of face coverings and other sanitary measures at our facilities and sites where face coverings are required by government mandates. During fiscal 2021, we implemented an employee campaign in support of COVID-19 vaccine efforts. This campaign was designed to provide information about, and support and encourage our employees to receive, a COVID-19 vaccination. As part of this campaign, we facilitated offering the vaccine to our employees at certain of our facilities. We expect to continue certain applicable and appropriate safety measures for purposes of our global manufacturing and business operations and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers, and communities.
In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers. While our facilities remained operational during fiscal 2021 and we experienced a lesser degree of intermittent partial or full factory closures due to government mandated measures as compared to fiscal 2020, our manufacturing operations were adversely impacted by the global macroeconomic environment, and more specifically, global supply chain disruptions that limited our ability to procure certain commodities and components parts in a timely manner to meet manufacturing production requirements. As a result, we experienced various degrees of commodity and component parts availability issues, which resulted in manufacturing inefficiencies and limited our ability to meet customer demand and adequately replenish certain raw materials, work in process, and finish goods inventory levels. Additionally, the global macroeconomic environment has resulted in a greater degree of inflationary cost pressures on commodity, component parts, and other related costs during fiscal 2021 as compared to fiscal 2020. Although we regularly monitor the adequacy of the supply of commodities, components, parts, and accessories and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, has and could continue to cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communications continue with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions.
The continuing implications of COVID-19 on our business and manufacturing operations remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for our products; its impact on the global supply chain; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption. As a result, the ultimate impact on our future business and manufacturing operations, as well as Results of Operations, Financial Position, and Cash Flows as a result of COVID-19 is unknown at this time. We will continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations in an attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures and such developments could occur rapidly. If the adverse impacts from COVID-19 continue or worsen beyond expectations, our business and related Results of Operations, Financial Position, or Cash Flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets, and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future Results of Operations, Financial Position, or Cash Flows. For additional information regarding risks associated with COVID-19, refer to Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
Acquisition of Venture Products
On March 2, 2020, during the second quarter of fiscal 2020, we completed our acquisition of Venture Products, the manufacturer of Ventrac-branded products. Venture Products designs, manufactures, markets, and sells articulating turf, landscape, and snow and ice management equipment for grounds, landscape contractor, golf, municipal, and rural acreage customers and provides innovative product offerings that broadened and strengthened our Professional segment and expanded our dealer network. The acquisition consideration was $163.2 million, of which $24.9 million of cash consideration was paid to the former Venture Products shareholders during fiscal 2021 upon the satisfaction of indemnification and certain other obligations of Venture Products to the company. We funded the acquisition consideration with borrowings under our revolving credit facility and net cash provided by operating activities. Subsequent to the closing date, results of operations for Venture Products have been included within our Professional segment within our Consolidated Financial Statements and had an incremental impact to our Professional segment net sales and segment earnings for the fiscal year ended October 31, 2021. For additional information regarding the Venture Products acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales in fiscal 2021 were $3,959.6 million compared to $3,378.8 million in fiscal 2020, an increase of 17.2 percent. This net sales increase was primarily driven by the following factors:
•increased sales of Professional landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020;
•price increases across our Professional and Residential segment product lines;
•strong retail demand for Residential zero-turn riding and walk power mowers due to new and enhanced products;
•increased shipments of golf equipment and Professional irrigation products as a result of the normalization of golf course spending patterns and course investments; and
•strong demand for rental and specialty construction equipment due to favorable construction industry trends.
The consolidated net sales increase was partially offset by reduced sales of underground construction equipment as a result of supply chain challenges limiting product availability and our ability to meet construction industry demand.
Net sales in international markets were $827.6 million for fiscal 2021 compared to $678.1 million in fiscal 2020, an increase of 22.0 percent. Changes in foreign currency exchange rates resulted in an increase in our net sales of $19.3 million in fiscal 2021. The international net sales increase was primarily driven by increased shipments of golf equipment and irrigation products and strong demand for both Professional and Residential segment zero-turn riding products.
The following table summarizes our Results of Operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2021	2020
Net sales	100.0%	100.0%
Cost of sales	(66.2)	(64.8)
Gross margin	33.8	35.2
SG&A expense	(20.7)	(22.6)
Operating earnings	13.1	12.6
Interest expense	(0.7)	(1.0)
Other income, net	0.2	0.4
Earnings before income taxes	12.6	12.0
Provision for income taxes	(2.2)	(2.2)
Net earnings	10.4%	9.8%
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross profit for fiscal 2021 was $1,338.5 million, up 12.5 percent compared to gross profit of $1,189.8 million in fiscal 2020.

Gross margin was 33.8 percent in fiscal 2021 compared to 35.2 percent in fiscal 2020, a decrease of 140 basis points. Non-GAAP gross profit was $1,338.5 million, up 12.0 percent compared to non-GAAP gross profit of $1,194.6 million in fiscal 2020. Non-GAAP gross margin was 33.8 percent in fiscal 2021 compared to 35.4 percent in fiscal 2020, a decrease of 160 basis points. The decrease in gross margin and non-GAAP gross margin in fiscal 2021 as compared to fiscal 2020 was primarily due to the macroeconomic inflationary environment resulting in higher commodity, component parts, and freight costs. This negative impact was partially offset by the following factors:
•improved net price realization as a result of price increases across our Professional and Residential segment product lines;
•productivity improvements; and
•favorable product mix.
Non-GAAP gross profit and non-GAAP gross margin exclude the impact of acquisition-related costs for our acquisitions of Venture Products and CMW, including charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments, and the impact of management actions, including charges incurred for inventory write-downs related to the Toro underground wind down. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General and Administrative ("SG&A") Expense
SG&A expense increased $56.8 million, or 7.4 percent, in fiscal 2021 compared to fiscal 2020. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" for a description of expenses included in SG&A expense. The SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2021 was 20.7 percent compared to 22.6 percent in fiscal 2020, an improvement of 190 basis points. This SG&A expense rate improvement was primarily the result of leveraging expense over higher sales volumes, which further benefited from a favorable net legal settlement with Briggs & Stratton Corporation.
Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2021 decreased $4.5 million compared to fiscal 2020. This decrease was driven by lower average outstanding borrowings under our debt arrangements and lower average interest rates due to reductions in LIBOR rates in fiscal 2021 compared to fiscal 2020.
Other Income, Net
Other income, net primarily consists of our proportionate share of income or losses from our Red Iron joint venture, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income. Other income, net for fiscal 2021 was $10.2 million compared to $13.9 million in fiscal 2020, a decrease of $3.7 million. This decrease in other income, net was primarily due to the following factors:
•lower income from our Red Iron joint venture as a result of lower field inventory levels and increased inventory turnover at our channel partners throughout fiscal 2021 as compared to fiscal 2020 as a result of strong retail demand for our products that exceeded product availability and
•the unfavorable impact of foreign currency exchange rates.
The other income, net decrease was partially offset by a settlement charge incurred for the termination of our U.S. defined benefit pension plan recognized in fiscal 2020 that did not reoccur in fiscal 2021.
Provision for Income Taxes
The effective tax rate for fiscal 2021 was 18.0 percent compared to 19.0 percent in fiscal 2020. The decrease in the effective tax rate for fiscal 2021 was driven by the following factors:
•increased earnings in more favorable tax jurisdictions,
•one-time adjustments related to prior fiscal years, partially offset by
•decreased tax benefits recorded as excess tax deductions for stock-based compensation.
The non-GAAP effective tax rate for fiscal 2021 was 19.6 percent, compared to a non-GAAP effective tax rate of 20.9 percent in fiscal 2020. The decrease in the non-GAAP effective tax rate or fiscal 2021 was primarily driven by the following factors:
•increased earnings in more favorable tax jurisdictions, and
•one-time adjustments related to prior fiscal years.
The non-GAAP effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings and Net Earnings per Diluted Share
Fiscal 2021 net earnings were $409.9 million compared to $329.7 million in fiscal 2020, an increase of 24.3 percent. Fiscal 2021 diluted net earnings per share were $3.78, an increase of 24.8 percent from $3.03 per diluted share in fiscal 2020. The net earnings increase for fiscal 2021 was primarily driven by the following factors:
•higher sales volumes, which were further benefited from improved net price realization as a result of price increases across our Professional and Residential segment product line and favorable product mix;
•productivity improvements;
•favorable net legal settlements; and
•acquisition-related costs for our acquisitions of Venture Products and CMW recorded in fiscal 2020 that did not repeat in fiscal 2021.
Those favorable net earnings factors were partially offset by the adverse impacts of the macroeconomic inflationary environment, which resulted in higher commodity, component parts, and freight costs.
Non-GAAP net earnings for fiscal 2021 were $392.7 million, or $3.62 per diluted share, compared to $327.7 million, or $3.02 per diluted share, in fiscal 2020, an increase of 19.9 percent per diluted share. The non-GAAP net earnings increase for fiscal 2021 was primarily driven by the following factors:
•higher sales volumes, which were further benefited from improved net price realization as a result of price increases across our Professional and Residential segment product line and favorable product mix, and
•productivity improvements.
Those favorable non-GAAP net earnings factors were partially offset by the adverse impacts of the macroeconomic inflationary environment, which resulted in higher commodity, component parts, and freight costs.
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
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities consisting of our wholly-owned domestic distribution companies, Red Iron joint venture, our corporate activities, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information services, public relations, business development, and similar activities, as well as other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on the net sales and operating results of our reportable business segments' and Other activities.
Professional Segment
Professional segment net sales represented 74.0 percent and 74.7 percent of consolidated net sales for fiscal 2021 and 2020, respectively. The following table presents our Professional segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2021	2020
Net sales	$2,929.6	$2,523.5
Percentage change from prior year	16.1%	3.3%
Segment earnings	$507.3	$426.6
Segment earnings as a percentage of segment net sales	17.3%	16.9%
Professional Segment Net Sales
Net sales for our Professional segment in fiscal 2021 increased 16.1 percent compared to fiscal 2020. This increase was primarily driven by strong demand for many of the products in our portfolio of Professional segment businesses, most notably the Professional segment businesses that were adversely impacted by COVID-19 during fiscal 2020.
Factors driving the Professional segment net sales increase include:
•increased sales of landscape contractor zero-turn riding mowers due to strong retail demand and low field inventory levels at the end of fiscal 2020;
•price increases across our Professional segment product lines;
•increased shipments of golf equipment and irrigation products as a result of the normalization of golf course spending patterns and course investments;
•strong demand for rental and specialty construction equipment due to favorable construction industry trends; and
•incremental net sales as a result of our acquisition of Venture Products and increased sales of such products in fiscal 2021.

The Professional segment net sales increase was partially offset by reduced sales of underground construction equipment as a result of product availability that limited our ability to meet construction industry demand.
Professional Segment Earnings
Professional segment earnings increased 18.9 percent in fiscal 2021 compared to fiscal 2020, and when expressed as a percentage of Professional segment net sales, increased to 17.3 percent from 16.9 percent. The following factors positively impacted Professional segment earnings as a percentage of Professional segment net sales for fiscal 2021:
•improved net price realization as a result of price increases across our Professional segment product lines;
•reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes;
•productivity improvements, including COVID-19-related production downtime in fiscal 2020 that was experienced to a lesser degree in fiscal 2021; and
•favorable product mix.
The Professional segment earnings increase as a percentage of Professional segment net sales was partially offset by the macroeconomic inflationary environment resulting in higher commodity, component parts, and freight costs.
Residential Segment
Residential segment net sales represented 25.5 percent and 24.3 percent of consolidated net sales for fiscal 2021 and 2020, respectively. The following table presents our Residential segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2021	2020
Net sales	$1,010.1	$820.7
Percentage change from prior year	23.1%	24.1%
Segment earnings	$121.5	$113.7
Segment earnings as a percentage of segment net sales	12.0%	13.8%
Residential Segment Net Sales
Net sales for our Residential segment in fiscal 2021 increased by 23.1 percent compared to fiscal 2020. This increase was primarily driven by growth across most of our product lines, most notably due to the following drivers:
•strong retail demand for zero-turn riding and walk power mowers due to new and enhanced products;
•price increases across our Residential segment product lines;
•increased sales of snow thrower products as a result of favorable weather conditions in key regions during the first half of fiscal 2021, enhanced retail placement, and strong pre-season retail demand; and
•increased sales of our 60V Flex-Force battery-powered home solutions products primarily due to successful new product introductions and enhanced retail placement.
Residential Segment Earnings
Residential segment earnings increased 6.9 percent in fiscal 2021 compared to fiscal 2020, and when expressed as a percentage of Residential segment net sales, decreased to 12.0 percent from 13.8 percent. This Residential segment earnings decrease as a percentage of Residential segment net sales was due to the macroeconomic inflationary environment resulting in higher commodity, component parts, and freight costs. The decrease was partially offset by the following items:
•improved net price realization as a result of price increases across our Residential segment product lines;
•productivity improvements, including COVID-19-related production downtime in fiscal 2020 that was experienced to a lesser degree in fiscal 2021;
•reduced SG&A expense as a percentage of net sales due to leveraging expense over higher sales volumes; and
•favorable product mix.
Other Activities
Net sales for our Other activities consist of sales from our wholly-owned domestic distribution companies less intercompany sales from our Professional and Residential business segments to the wholly-owned domestic distribution companies. As further described in Note 7, Management Actions, in the Notes to Consolidated Financial Statements, during the first quarter of fiscal 2021, we completed the sale of our Northeastern U.S. distribution company, resulting in us owning only one wholly-owned domestic distribution company during most of fiscal 2021. Net sales for our Other activities represented 0.5 percent and 1.0 percent of consolidated net sales for fiscal 2021 and 2020, respectively.
The following table presents net sales and operating loss for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2021	2020
Net sales	$19.9	$34.6
Percentage change from prior year	(42.5)%	3.7%
Operating loss	$(129.0)	$(133.2)
Other Net Sales
Net sales for our Other activities in fiscal 2021 decreased $14.7 million compared to fiscal 2020, primarily as a result of the sale of our Northeastern U.S. distribution company during the first quarter of fiscal 2021, partially offset by the following factors:
•reduced intercompany sales eliminations for sales from our Professional and Residential segments to our remaining wholly-owned domestic distribution company as a result of the sale of our Northeastern U.S. distribution company and
•increased sales from our remaining wholly-owned domestic distribution company driven by strong retail demand.

Other Operating Loss
Operating loss for our Other activities decreased $4.2 million in fiscal 2021 compared to fiscal 2020. This operating loss decrease was primarily driven by the following factors:
•a favorable net legal settlement with Briggs & Stratton Corporation;
•reduced SG&A expense as a result of the sale of our Northeastern U.S. distribution company; and
•reduced interest expense as a result of lower average outstanding borrowings under our debt arrangements and lower average interest rates due to reductions in LIBOR rates in fiscal 2021 compared to fiscal 2020.
The operating loss decrease for our Other activities was partially offset by the following items:
•a charge incurred for a legal settlement related to a series of ongoing patent infringement disputes; and
•increased incentive compensation costs as a result of strong business performance.
Refer to Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements within the section entitled "Litigation" for additional information regarding the favorable net legal settlement with Briggs & Stratton Corporation.
FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment experienced throughout most of fiscal 2021 that has created supply chain disruption and more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements, our working capital strategy for fiscal 2021 shifted to place primary emphasis on increasing our commodity and component parts inventories in an attempt to hold requisite inventory levels to meet our production requirements, avoid manufacturing delays, and meet the strong demand for our products, as well as attempting to ensure service parts availability for our customers. The following table highlights several key measures of our working capital performance (dollars in millions):

Fiscal Years Ended October 31	2021	2020
Average receivables, net	$315.3	$296.5
Average inventories, net	$678.0	$705.1
Average accounts payable	$407.1	$319.5
Average days outstanding for receivables	29.1	32.0
Average inventory turnover (times per fiscal year)	3.9	3.1
As of the end of fiscal 2021, our average net working capital was 14.8 percent compared to 20.2 percent as of the end of fiscal 2020. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period.
The following factors impacted our average net working capital during fiscal 2021 as compared to fiscal 2020:
•Average net receivables increased by 6.3 percent, primarily due to higher sales to channels not financed through our Red Iron joint venture or other third-party floor plan financing arrangements. Our average days outstanding for receivables decreased to 29.1 days in fiscal 2021 compared to 32.0 days in fiscal 2020.
•Average net inventories decreased by 3.8 percent, mainly due to lower finished goods inventories in certain of our Professional segment businesses as a result of strong demand for our products that exceeded product availability. This decrease was partially offset by higher raw materials and work in process inventories in our Residential segment and certain of our Professional segment businesses due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods.
•Average accounts payable increased by 27.4 percent, mainly due to largely normalized corporate spending activity throughout fiscal 2021 as compared to the lower corporate spending activity in fiscal 2020 as a result of COVID-19.
Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past two fiscal years are shown in the following table (in millions):

	Cash Provided by/ (Used in)
Fiscal Years Ended October 31	2021	2020
Operating activities	$555.5	$539.4
Investing activities	(128.5)	(216.1)
Financing activities	(503.7)	2.4
Effect of exchange rates on cash	2.4	2.4
Net (decrease) increase in cash and cash equivalents	(74.3)	328.1
Cash and cash equivalents as of the end of the fiscal period	$405.6	$479.9
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2021, cash provided by operating activities increased by $16.1 million, or 3.0 percent, from fiscal 2020. This increase was primarily due to a greater cash benefit from accounts payable due to largely normalized corporate spending activity and timing of invoice payments, as well as higher net earnings. The increase to cash provided by operating activities was partially offset by more cash utilized for inventory purchases in our Professional and Residential segment businesses as a result of strong demand for our products and timing of component parts purchases and higher accounts receivable as a result of the timing of sales to channels not financed through our Red Iron joint venture or other third-party floor plan financing arrangements.
Cash Flows from Investing Activities
Capital expenditures and acquisitions are a significant use of our capital resources. These investments are intended to enable sales growth in new and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2021 decreased by $87.6 million from fiscal 2020. This decrease was primarily due to less cash utilized for the fiscal 2021 holdback release for our Venture Products business than was used for the initial cash consideration transferred on the acquisition date during fiscal 2020, as well as cash proceeds received from the fiscal 2021 first quarter sale of our Northeastern U.S. distribution company. The decrease to cash used in investing activities was partially offset by higher cash used for our asset acquisitions of Turflynx, Lda and Left Hand Robotics, Inc. and increased purchases of property, plant and equipment in fiscal 2021 as a result of the cessation of the actions taken in fiscal 2020 to preserve our liquidity position as a result of COVID-19.
Cash Flows from Financing Activities
Cash used in financing activities in fiscal 2021 was $503.7 million compared to $2.4 million of cash provided by financing activities in fiscal 2020. This increase in cash used in financing activities was mainly due to less cash provided by borrowings under our debt arrangements during fiscal 2021 as compared to fiscal 2020 and more cash used for repurchases of shares of our common stock under our Board authorized repurchase program as we resumed repurchase activity during fiscal 2021, partially offset by lower cash used for repayments of outstanding indebtedness.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2021 decreased by $74.3 million compared to the end of fiscal 2020. As of October 31, 2021, cash and cash equivalents held by our foreign subsidiaries were $117.3 million. We consider that $30.9 million of cash and cash equivalents held by our foreign subsidiaries are intended to be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2021, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
Capital Expenditures
We make ongoing capital investments in our property, plant, and equipment and believe that our historical capital investments in our manufacturing facilities and other capital assets have increased the production capacity of our operations and enabled us to meet the needs of our customers. Fiscal 2021 capital expenditures of $104.0 million were $25.9 million higher than fiscal 2020. This increase was primarily due to increased capital investment levels in fiscal 2021 as a result of the cessation of the actions taken in fiscal 2020 to preserve our liquidity position as a result of COVID-19. We anticipate fiscal 2022 capital expenditures in the range of $150.0 million to $175.0 million as we plan to continue to invest in future growth through the expansion of our manufacturing operations and other facilities and capital assets, new product tooling, productivity and automation enhancements in our manufacturing and distribution processes, and continued replacement of production equipment.
Other Long-Term Assets
Other long-term assets as of October 31, 2021 were $1,447.0 million compared to $1,425.6 million as of October 31, 2020, an increase of $21.4 million. This increase was primarily due to an increase in purchases of property, plant, and equipment and an incremental increase of other intangible assets as a result of our asset acquisitions of Turflynx, Lda and Left Hand Robotics, Inc. These increases to other long-term assets were partially offset by depreciation of property, plant and equipment and the amortization of our other intangible assets and right-of-use lease assets during fiscal 2021.
Additionally, included in other long-term assets as of October 31, 2021 was goodwill in the amount of $421.7 million. Based on our annual goodwill impairment analysis, we determined there was no impairment of goodwill during fiscal 2021 for any of our reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill.
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
We generally fund cash requirements for working capital needs, capital expenditures, contractual obligations, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions or for other corporate purposes. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of October 31, 2021, we had available liquidity of $1,002.5 million, consisting of cash and cash equivalents of $405.6 million, of which $117.3 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $596.9 million.
Indebtedness
The following is a summary of our indebtedness (in thousands):

October 31	2021	2020
Revolving credit facility	$—	$—
$270 million term loan	270,000	—
$200 million term loan	—	100,000
$300 million term loan	—	180,000
$190 million term loan	—	90,000
3.81% series A senior notes	100,000	100,000
3.91% series B senior notes	100,000	100,000
7.8% debentures	100,000	100,000
6.625% senior notes	124,040	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,798	2,855
Total long-term debt	691,242	791,123
Less: current portion of long-term debt	—	99,873
Long-term debt, less current portion	$691,242	$691,250
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for each of the next five fiscal years are as follows: fiscal 2022, $0.0 million; fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $27.0 million; fiscal 2026, $243.0 million; and after fiscal 2026, $425.0 million. Interest payments required on our outstanding indebtedness, assuming no prepayments of indebtedness, for each of the next five fiscal years are as follows: fiscal 2022, $26.7 million; fiscal 2023, $26.7 million; fiscal 2024, $26.7 million; fiscal 2025, $26.6 million; fiscal 2026, $26.1 million; and after fiscal 2026, $128.2 million. Interest on variable rate debt was calculated using the interest rate as of October 31, 2021.
Revolving Credit Facility
Seasonal cash requirements are financed from operations, cash on hand, and with borrowings under our revolving credit facility, as applicable. On October 5, 2021, we entered into an amended and restated credit agreement ("amended credit agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $600.0 million ("revolving credit facility") that matures on October 5, 2026 and replaced our prior $600.0 million unsecured senior revolving credit facility scheduled to mature on June 19, 2023. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined within the amended credit agreement. As of October 31, 2021, we had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under our revolving credit facility. As of October 31, 2020, we had no outstanding borrowings under our prior revolving credit facility and $2.5 million outstanding under our prior sublimit for standby letters of credit, resulting in $597.5 million of unutilized availability under our prior revolving credit facility.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case depending on the leverage ratio (as measured quarterly and defined as the ratio of (i) total indebtedness to (ii) consolidated EBIT (earnings before interest and taxes) plus depreciation and amortization expense) and our debt rating. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case depending on the leverage ratio and our debt rating. Interest is payable quarterly in arrears. Our debt rating for long-term unsecured senior, non-credit enhanced debt was unchanged during the fourth quarter of fiscal 2021 by Standard and Poor's Ratings Group at BBB and by Moody's Investors Service at Baa3. If our debt rating falls below investment grade and/or our leverage ratio rises above 1.50, the basis point spread we currently pay on outstanding debt under the revolving credit facility would increase. However, the credit commitment could not be canceled by the banks based solely on a ratings downgrade. During fiscal 2020, we incurred interest expense of $0.8 million on the outstanding borrowings under our prior revolving credit facility. No interest expense was incurred under our current and prior revolving credit facilities during fiscal 2021.
Our revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. Under the revolving credit facility, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2021, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants under the amended credit agreement for our revolving credit facility as of October 31, 2021, and we expect to be in compliance with all covenants during fiscal 2022. If we were out of compliance with any covenant required by this credit agreement following the applicable cure period, the banks could terminate their commitments unless we could negotiate a covenant waiver from the banks. In addition, our long-term senior notes, debentures, term loan facility, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under the amended credit agreement.
$270.0 Million Term Loan Credit Agreement
The amended credit agreement executed on October 5, 2021 also provided for a five-year unsecured term loan in an aggregate principal amount of $270.0 million, the entire amount of which was funded on October 5, 2021 and matures on October 5, 2026 ("$270.0 million term loan"). Under the amended credit agreement, incremental term loan commitments may be established at our election and the approval of the borrowers on the $270.0 million term loan by an amount of up to $100.0 million.
Beginning December 31, 2024, we are required to make quarterly principal amortization payments on the $270.0 million term loan equal to $6.75 million. On October 5, 2026, the aggregate principal amount of any remaining outstanding borrowings under the $270.0 million term loan are required to be repaid. The $270.0 million term loan may be prepaid and terminated at our election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2021, there was $270.0 million of outstanding borrowings under the $270.0 million term loan.
Outstanding borrowings under the $270.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, depending on the leverage ratio (as measured quarterly and defined as the ratio of (i) total indebtedness to (ii) consolidated EBIT (earnings before interest and taxes) plus depreciation and amortization expense) and our debt rating. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2021, we incurred interest expense of $0.2 million on the outstanding borrowings under the $270.0 million term loan. No interest expense was incurred during fiscal 2020.
The $270.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under our revolving credit facility. We were in compliance with all covenants related to the $270.0 million term loan as of October 31, 2021, and we expect to be in compliance with all covenants during fiscal 2022. If we were out of compliance with any covenant required by the $270.0 million term loan following the applicable cure period, our term loan facility, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under the $270.0 million term loan.
$500.0 Million Term Loan Credit Agreement
In March 2019, we entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the CMW purchase price and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three-year unsecured senior term loan facility maturing on April 1, 2022 ("$200.0 million term loan") and a $300.0 million five-year unsecured senior term loan facility maturing on April 1, 2024 ("$300.0 million term loan" and collectively with the $200.0 million term loan, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on the CMW closing date.
As of October 31, 2020, we had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million term loan and $300.0 million term loan, respectively. Thus, as of October 31, 2020, there was $100.0 million and $180.0 million of outstanding borrowings under the $200.0 million term loan and $300.0 million term loan, respectively. During the second quarter of fiscal 2021, we prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million term loan. As a result of the execution of the amended credit agreement during the fourth quarter of fiscal 2021, the remaining $100.0 million and $170.0 million outstanding principal balances under the $200.0 million term loan and $300.0 million term loan, respectively, were paid in full. As a result of the prepayment, there were no outstanding borrowings under the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively, as of October 31, 2021.
Interest was previously calculated on outstanding borrowings under the $500.0 million term loan by utilizing a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest was payable quarterly in arrears. During the fiscal years ended October 31, 2021 and 2020, we incurred $3.1 million and $5.2 million, respectively, of interest expense on the outstanding borrowings of the $500.0 million term loan.
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
As of October 31, 2020, we had prepaid $100.0 million of the outstanding principal balance of the $190.0 million term loan, resulting in a remaining outstanding principal balance of $90.0 million. During the first quarter of fiscal 2021, we prepaid the remaining $90.0 million outstanding principal balance under the $190.0 million term loan. As a result of the prepayment, there were no outstanding borrowings under the $190.0 million term loan as of October 31, 2021.
Interest was previously calculated on outstanding borrowings under the $190.0 million term loan by utilizing a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term loan credit agreement. Interest was payable quarterly in arrears. For the fiscal years ended October 31, 2021 and 2020 we incurred interest expense of approximately $0.3 million and $2.4 million, respectively, on the outstanding borrowings under the $190.0 million term loan.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2021 and 2020, we incurred interest expense on the Senior Notes of $7.7 million.
Our private placement note purchase agreement contains customary representations and warranties, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. Under the private placement note purchase agreement, we are not limited in the amount for payments of cash dividends and common stock repurchases as long as, both before and after giving pro forma effect to such payments, our leverage ratio from the previous quarter compliance certificate is less than or equal to 3.5 (or, at our option (which we may exercise twice during the term of the facility) after certain acquisitions with aggregate consideration in excess of $75.0 million, for the first four quarters following the exercise of such option, is less than or equal to 4.0), provided that immediately after giving effect of any such proposed action, no default or event of default would exist. As of October 31, 2021, we were not limited in the amount for payments of cash dividends and common stock repurchases. We were in compliance with all covenants related to the private placement note purchase agreement as of October 31, 2021 and we expect to be in compliance with all covenants during fiscal 2022. If we were out of compliance with any covenant required by this private placement note purchase agreement following the applicable cure period, our term loan facility, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility would become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our private placement note purchase agreement.
7.8% Debentures
In June 1997, we issued $175.0 million of debt securities consisting of $75.0 million of 7.125 percent coupon 10-year notes and $100.0 million of 7.8 percent coupon 30-year debentures. The $75.0 million of 7.125 percent coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, we paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, we had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued. Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2021 and 2020, we incurred interest expense of $8.0 million.
6.625% Senior Notes
On April 26, 2007, we issued $125.0 million in aggregate principal amount of 6.625 percent senior notes due May 1, 2037 and priced at 98.513 percent of par value. The resulting discount of $1.9 million is being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625 percent, the effective interest rate is 6.741 percent after taking into account the issuance discount. The senior notes are our unsecured senior obligations and rank equally with our other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. We may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, we would be required to make an offer to purchase the senior notes at a price equal to 101 percent of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase. Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2021 and 2020, we incurred interest expense of $8.4 million.
Capital Structure
The following table details the components of our capital structure and debt-to-capitalization ratio (in millions, except percentage data):

October 31	2021	2020
Long-term debt, including current portion	$691.2	$791.1
Stockholders' equity	$1,151.1	$1,114.8
Debt-to-capitalization ratio	37.5%	41.5%
Our debt-to-capitalization ratio decreased in fiscal 2021 compared to fiscal 2020 primarily due to lower outstanding indebtedness as a result of repayments of outstanding borrowings on our debt arrangements during fiscal 2021, as well as higher stockholders' equity in fiscal 2021 compared to fiscal 2020 as a result of higher net earnings, partially offset by increased repurchases of our common stock under our Board authorized repurchase program and increased cash dividend payments on shares of our common stock.
Cash Dividends
In each quarter of fiscal 2021, our Board of Directors declared a common stock cash dividend of $0.2625 per share, which was a 5.0 percent increase over our common stock cash dividend of $0.25 per share paid each quarter in fiscal 2020. On December 14, 2021, our Board of Directors increased our fiscal 2022 first quarter common stock cash dividend by 14.3 percent to $0.30 per share from the quarterly common stock cash dividend of $0.2625 per share paid in the first quarter of fiscal 2021. Future common stock cash dividends will depend upon our Financial Condition, Results of Operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Share Repurchases
Our Board authorized stock repurchase program provides shares for use in connection with our stock-based compensation plans, among other uses, and has no expiration. The following table provides information with respect to repurchases of our common stock during the past two fiscal years (in millions, except share and per share data):

Fiscal Years Ended October 31	2021	2020
Shares of Board authorized common stock purchased	2,989,794	—
Cost to repurchase common stock	$302.3	$—
Average price paid per share	$101.10	$—
In March 2020, we announced our intention to curtail share repurchases as a prudent measure to enhance our liquidity position in response to COVID-19. During fiscal 2021, we resumed repurchasing shares of our common stock, thereby reducing our total shares outstanding. As of October 31, 2021, 4,052,462 shares remained available for repurchase under our Board authorized stock repurchase program. We currently expect to continue share repurchases in fiscal 2022, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, and/or other factors.

Customer Financing Arrangements
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the equipment, which secures the indebtedness, is sold to customers or when payment otherwise become due under the agreements between these financing entities and the distributors and dealers, whichever occurs first. Rates are generally indexed to LIBOR, or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed. The net amount of receivables financed for dealers and distributors under these financing arrangements during fiscal 2021 and 2020 were $2,282.6 million and $1,832.5 million, respectively. The total amount of net receivables outstanding under this arrangement as of October 31, 2021 and 2020 was $420.5 million and $386.8 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2021 and 2020 were $31.0 million and $12.6 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron or TCFCFC, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $460.5 million and $410.7 million of receivables for such dealers and distributors during the fiscal years ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and 2020, $151.5 million and $137.6 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of October 31, 2021 and 2020, we were contingently liable to repurchase up to a maximum amount of $96.8 million and $128.1 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our Results of Operations, Financial Position, or Cash Flows.
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
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. We may recover a portion of any required recourse payments incurred under these agreements from repossession and resale of the equipment collateralizing the receivables. Our maximum exposure for credit collection under those arrangements as of October 31, 2021 and 2020 was $11.4 million and $12.5 million, respectively.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.

NON-GAAP FINANCIAL MEASURES
We have provided non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions and assessing liquidity because we believe they provide meaningful supplemental information regarding our core operational performance and cash flows, as a measure of our liquidity, and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges and benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions.
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
Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the fiscal years ended October 31, 2021 and 2020 (In thousands, except per share and percentage data):

Fiscal Years Ended	October 31, 2021	October 31, 2020
Gross profit	$1,338,492	$1,189,774
Acquisition-related costs[2]	—	3,950
Management actions[3]	—	857
Non-GAAP gross profit	$1,338,492	$1,194,581

Gross margin	33.8%	35.2%
Acquisition-related costs[2]	—%	0.2%
Non-GAAP gross margin	33.8%	35.4%

Operating earnings	$518,280	$426,357
Litigation settlements, net[1]	(11,325)	—
Acquisition-related costs[2]	—	6,183
Management actions[3]	—	857
Non-GAAP operating earnings	$506,955	$433,397

Earnings before income taxes	$499,818	$407,070
Litigation settlements, net[1]	(11,325)	—
Acquisition-related costs[2]	—	6,183
Management actions[3]	—	857
Non-GAAP earnings before income taxes	$488,493	$414,110

Net earnings	$409,880	$329,701
Litigation settlements, net[1]	(9,022)	—
Acquisition-related costs[2]	—	5,021
Management actions[3]	—	677
Tax impact of stock-based compensation[4]	(8,185)	(7,652)
Non-GAAP net earnings	$392,673	$327,747

Net earnings per diluted share	$3.78	$3.03
Litigation settlements, net[1]	(0.08)	—
Acquisition-related costs[2]	—	0.05
Management actions[3]	—	0.01
Tax impact of stock-based compensation[4]	(0.08)	(0.07)
Non-GAAP net earnings per diluted share	$3.62	$3.02

Effective tax rate	18.0%	19.0%
Tax impact of stock-based compensation[4]	1.6%	1.9%
Non-GAAP effective tax rate	19.6%	20.9%
1    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Additionally, during the third quarter of fiscal 2021, we recorded a charge related to a legal settlement for a series of ongoing patent infringement disputes within selling, general and administrative expense in the Consolidated Statements of Earnings. Accordingly, litigation settlements, net represent the net amount recorded for the settlement of the Infringement Action and the charge incurred for the settlement of the patent infringement disputes. Refer to the headings titled "Litigation" and "Litigation Settlement" within Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information regarding the settlement of the Infringement Action.
2    On March 2, 2020, we completed the acquisition of Venture Products and on April 1, 2019, we completed the acquisition of CMW. Acquisition-related costs for the fiscal year ended October 31, 2020 represent transaction costs incurred for our acquisition of Venture Products, as well as integration costs and charges incurred for the take-down of the inventory fair value step-up amounts resulting from purchase accounting adjustments related to the acquisitions of Venture Products and CMW. No acquisition-related costs were incurred for the fiscal year ended October 31, 2021. For additional information regarding these acquisitions, refer to Note 2, Business Combinations and Asset Acquisitions, of the Notes to Consolidated Financial Statements.
3    During the third quarter of fiscal 2019, we announced the Toro underground wind down. Management actions for the fiscal year ended October 31, 2020 represent inventory write-down charges incurred for the Toro underground wind down. No charges were incurred for the Toro underground wind down for the fiscal year ended October 31, 2021. Refer to Note 7, Management Actions, of the Notes to Consolidated Financial Statements for additional information regarding these management actions.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2021 and 2020.
Reconciliation of Non-GAAP Liquidity Measures
We define non-GAAP free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Non-GAAP free cash flow conversion percentage represents non-GAAP free cash flow as a percentage of net earnings. We consider non-GAAP free cash flow and non-GAAP free cash flow conversion percentage to be liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to non-GAAP free cash flow for the fiscal years ended October 31, 2021 and October 31, 2020 (In thousands, except percentage data):

Fiscal Years Ended	October 31, 2021	October 31, 2020
Net cash provided by operating activities	$555,469	$539,374
Less: Purchases of property, plant and equipment	104,012	78,068
Non-GAAP free cash flow	451,457	461,306
Net earnings	$409,880	$329,701
Non-GAAP free cash flow percentage	110.1%	139.9%
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
Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Some of those significant accounting policies require us to make difficult, subjective, or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain and susceptible to change at the time the accounting estimate is made and different estimates reasonably could have been used and (ii) changes in the estimate may have a material impact on the presentation of our Financial Condition or Results of Operations. Our critical accounting policies and estimates include the following:
Sales Promotions and Incentives
We recognize revenues based on the transaction price of the good or service sold to our customers, which is measured as the amount of consideration we expect to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration we receive and the revenue we recognize varies with changes in the variable consideration associated with the estimated expense of certain of our sales promotions and incentives programs offered to customers that are determined to represent price concessions. The estimated expense of each sales promotion and incentive program is classified and recorded as a reduction from gross sales or as a component of selling, general and administrative expense within the Consolidated Statements of Earnings when revenue is recognized, depending on the nature of the respective program. Generally, the cost of a program is recorded as a reduction from gross sales when revenue is recognized and thus is considered to be variable consideration if the expense is determined to represent a price concession because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration to be provided to the customer or (ii) we anticipate a future cost based on historical or expected future business practice for which we do not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. In other circumstances, the anticipated future cost of a program based on historical or expected future business practice is recorded as selling, general and administrative expense because we receive a distinct good or service in exchange for the future consideration provided to the customer under the program.
Examples of significant sales promotions and incentive programs that are considered to be variable consideration because the cost of the program is classified as a reduction from gross sales are as follows:
•Off-Invoice Discounts: Our off-invoice discounts represent an immediate reduction in the selling price of our products that is realized at the time of sale with no anticipated future cost or consideration provided to the customer.
•Rebate Programs: Our rebate programs are generally based on claims submitted from either our direct customers or end-users of our products or are based on our purchase or retail sales goals for our direct customers of certain quantities or mixes of product during a specified time period, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to our selling price. Consideration is typically provided to our customers for our rebate programs after the initial sale of our products to our direct customers and thus, there is generally an anticipated future cost at the time revenue is recognized based on historical and expected future business practice.
•Financing Programs: Our financing programs consist of wholesale floor plan financing with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which we share the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchases. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which we, at our discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of our equipment.
Examples of significant sales promotions and incentive programs that are not considered to be variable consideration because the cost of the program is classified as a component of selling, general, and administrative expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, we use a distribution network of distributors and dealers that purchase and take possession of products for sale to the end customer. We also have dealers and distributors that act as sales agents for us on certain products using a direct-selling type model. Under this direct-selling type model, our network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on our behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also our customers. In addition, TTC dealers are often paid a commission to set up and deliver riding product purchased at certain home centers.
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
Regardless of classification of the cost of the sales promotion and incentive program within the Consolidated Statements of Earnings, we record an accrual within the Consolidated Balance Sheets for the estimated future expense of certain of our sales promotion and incentive programs for which we anticipate a future cost based on historical or expected future business practice by using the expected value method and applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Under such approach, our determination of variable consideration associated with the estimated expense of certain of our sales promotions and incentives programs is primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, forecasted sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.

Of our sales promotion and incentive programs that are considered to be variable consideration, our off-invoice discounts and financing programs are less subject to complex judgment or estimates as compared to our rebate programs, which are subject to a more significant level of estimation uncertainty as they require inputs and assumptions that are more susceptible to change or subjectivity. Specifically, our rebate programs are primarily sensitive to fluctuations in historical payment and rebate claims experience as compared to actual realized payment and rebate claims, field inventory levels, and forecasted wholesale and retail sales volumes and the quantity or mix of products.
Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2021, we had recorded an accrual for sales promotion and incentive programs of $103.7 million within the Consolidated Balance Sheets. We believe that our accrual for sales promotion and incentive programs is adequate as of October 31, 2021 and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, actual results may differ from these estimates if competitive factors dictate the need to enhance, modify, or reduce sales promotion and incentive programs or if customer usage, product mix, and field inventory levels vary from historical trends.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. As of October 31, 2021, our goodwill and indefinite-lived intangible asset balances, which consist of certain trade names, were $421.7 million and $190.6 million, respectively. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment during the fourth quarter of our fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to our annual assessment. We test goodwill for impairment at the reporting unit level and test indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business, has available discrete financial information, and whose operating results are regularly reviewed by management. We combine and aggregate components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our 11 reporting units are the same as our 11 operating segments as defined in Note 3, Segment Data, of the Notes to Consolidated Financial Statements. Eight of our reporting units contain goodwill on their respective balance sheets as of October 31, 2021.
Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets; however, for both types of assets we may elect to first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for impairment indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset, or asset group, is less than its respective carrying amount. For both types of assets, we have an unconditional option to bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset, or asset group, and proceed directly to performing the respective quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze our most recent estimates of the fair value of each reporting unit and indefinite-lived intangible asset, or asset group, by assessing actual and projected growth trends for operating results, as well as historical operating results versus planned performance. Additionally, each reporting unit and indefinite-lived intangible asset, or asset group, is assessed for critical areas that may impact its business or brand and operating performance, including macroeconomic conditions, industry and market considerations, cost factors such as commodities and component parts and labor, changes in competition and technology such as new or discontinued products, changes in management or key personnel and business or brand strategy, market-related exposures such as fluctuations in our company's market capitalization and share price, and/or any other potential risks to operating performance, such as regulatory and environmental changes or otherwise, all as applicable. We also assess for changes in the composition or carrying value of a reporting unit's net assets. All assumptions and estimates used in the qualitative assessment require significant judgment. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment of goodwill or an indefinite-lived intangible asset, or asset group, may exist, a quantitative test for impairment is performed. During fiscal 2021, we elected to bypass the qualitative assessment for all of our reporting units and indefinite-lived intangible assets, or asset groups, and proceed directly to performing the respective quantitative analyses.
If performed due to identified impairment indicators under the qualitative assessment or our election to bypass the qualitative assessment and move directly to the quantitative analysis, the quantitative impairment analysis for both goodwill and indefinite-lived intangibles assets is conducted under the income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets using the present value of future cash flows. Assumptions utilized in determining fair value under the income approach, such as forecasted operating results, terminal growth rates, and weighted-average cost of capital ("WACC") or discount rates, are consistent with internal projections and operating plans. Materially different assumptions regarding future performance of our businesses and brands, terminal growth rates, and/or WACC or discount rate could result in impairment losses and such losses could be material.
During the fourth quarter of fiscal 2021, we performed our annual quantitative goodwill impairment test, which is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The carrying amount of each reporting unit is determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. We do not assign corporate assets and liabilities to reporting units that do not relate to the operations of the reporting unit or are not considered in determining the fair value of the reporting unit.
Our estimate of the fair value of our reporting units under the income approach requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected operating results and growth rates from our forecasting process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a WACC rate. These inputs and assumptions, which are independently determined and vary for each reporting unit, are based on historical experience, our projections of future operating results and contemplate current and future business, industry, and economic conditions, as well as relevant observable market inputs and consideration of risk regarding future performance for purposes of determining the WACC and terminal growth rates. The WACC rate selected is commensurate with the risks and uncertainty inherent in the respective reporting unit and in our projected operating results and is calculated based on weighted average returns on debt and equity from guideline public companies. Therefore, changes in the market that are beyond our control and that impact our guideline public companies may have an adverse effect on our future calculations of the estimated fair values of our reporting units. Terminal growth rates are generally determined based on economic and industry growth expectations, while also considering the lifecycle stage of each respective reporting unit. Where available, and as appropriate, comparable EBITDA and revenue multiples are derived from the market prices of stocks of guideline public companies and are used to assist in developing an estimated business enterprise value of our reporting units under the market approach to corroborate our determination of the estimated fair values of our reporting units under the income approach. Identifying appropriate guideline public companies for purposes of computing estimated market multiples and selecting an appropriate WACC rate is subjective. We select guideline public companies that are engaged in the same or similar lines of business and that have reasonably similar qualitative factors as our reporting units, while also considering relevant quantitative factors such as profitability and market capitalization, where applicable. As a final corroboratory step, we reconcile the aggregate estimated fair value of our reporting units resulting from the income approach to our company's market capitalization.
If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative goodwill impairment analysis, which was also performed in prior fiscal years, we determined there was no impairment of goodwill during fiscal 2021 for any of our reporting units as the fair value of each reporting unit substantially exceeded its respective carrying value, including goodwill, in excess of 100 percent. We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units under the discounted cash flow model under the income approach by utilizing more conservative assumptions that reflect reasonably likely future changes in the terminal growth rate and WACC rate. The WACC rate was increased by 150 basis points with no impairment indicated for any of our reporting units. The terminal growth rate was decreased by 150 basis points with no impairment indicated for any of our reporting units.
Individual indefinite-lived intangible assets, or asset groups, are quantitatively tested for impairment by comparing the carrying amounts of the respective asset, or asset group, to its estimated fair value determined under the income approach. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. During the fourth quarter of fiscal 2021, we performed a quantitative impairment analysis for our indefinite-lived intangible assets. Our estimate of the fair value for an indefinite-lived intangible asset, or asset group, is determined under the relief from royalty method under the income approach and uses various inputs and assumptions, including projected revenues from our forecasting process, assumed royalty rates that could be payable if we did not own the intangible asset, terminal growth rates applied to forecasted revenues, and a discount rate. These inputs and assumptions contemplate business, industry, and overall economic conditions, as well as relevant market data for royalty rates of similar intangible assets. Based on our quantitative impairment analysis, which was also performed in prior fiscal years, we conclude that our indefinite-lived intangible assets were not impaired during fiscal 2021 as the estimated fair value of each of our material indefinite-lived intangible assets substantially exceeded its carrying value, in excess of 50.0 percent. We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of indefinite-lived intangible assets under the relief from royalty model by utilizing more conservative assumptions that reflect reasonably likely future changes in the royalty rate and discount rate. The discount rate was increased by 75 basis points with no impairment indicated for any of our material indefinite-lived intangible assets. The royalty rate was decreased by 75 basis points with no impairment indicated for any of our material indefinite-lived intangible assets.

Determining the estimated fair values of our reporting units and indefinite-lived intangible assets, or asset groups, requires considerable judgment and such estimate are sensitive to changes in the underlying inputs and assumptions. As a result, there can be no assurance that the inputs and assumptions made for purposes of our annual impairment assessments will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key inputs and assumptions ultimately affect the estimated fair values of our reporting units and indefinite-lived intangible assets, and may require us to assess for impairment on an interim basis. Such events or circumstances could include a decrease in expected future operating results and the related cash flows; adverse economic, market, and industry conditions, including unfavorable impacts on our guideline public companies used in determining our WACC rate and the business enterprise value of our reporting units under the market approach; prolonged periods of unfavorable weather conditions; changes in regulatory conditions impacting our products and industries; a volatile supply chain environment and/or increased costs of commodities, component parts, and labor; lack of customer acceptance of new or innovative technologies; increased competition; and other factors. While our annual impairment assessment in fiscal 2021 supported the carrying amount of our goodwill and indefinite-lived intangible assets, we may be required to re-evaluate the carrying amount in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
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
At the time of sale, we recognize expense and record a warranty accrual by product line for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of warranty claims to sales, and the historical length of time between the sale and resulting warranty claim. If applicable, historical claims experience may be adjusted for known product design improvements or for the impact of unusual product quality issues. We periodically assess the adequacy of our warranty accruals based on changes in our estimates and assumptions and record any necessary adjustments if the cost of actual claim experience differs from our estimate and indicates that adjustments to our warranty accrual are necessary. Factors that could have an impact on actual future claims and our warranty accrual include, but are not limited to, items such as performance of new products; product failure rates; factors impacting product usage, such as weather; changes in sales volumes and shifts in product mix; manufacturing quality and product design issues, including significant manufacturing or design defects not discovered until after the product is delivered to customers; the extent of customers affected by the product failure; higher or lower than expected service and component part costs to satisfactorily address the repair, and upon rare occasion, changes to the warranty coverage periods. Additionally, from time to time, we also establish warranty accruals for our estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired.
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $116.8 million warranty accrual as of October 31, 2021 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including forecasting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
Inventory Valuation
For the majority of our inventories, we value inventories at the lower of the cost of inventory or net realizable value, with cost determined by either the first-in, first-out or average cost method. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out method. As needed, we record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on inventory costing method. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of.
In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of forecasted sales demand and production requirements is primarily based on actual orders received, historical demand, technological and product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Although management considers our inventory valuation adjustment for excess, slow-moving, and obsolete inventory to be adequate at $39.7 million as of October 31, 2021, forecasting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Forecasted sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory valuation adjustment for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not adjust our purchases or production schedule accordingly.
Business Combinations
When applicable, we account for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.
Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. While the ultimate responsibility for determining estimated fair values of the acquired net assets resides with management, for material acquisitions we may retain the services of certified valuation specialists to assist with assigning estimated fair values to certain acquired assets and assumed liabilities, including intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment. Estimated fair values of acquired intangible assets that are separately identifiable from goodwill, inventory, and property, plant, and equipment are generally based on available historical information, future expectations, available market data, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, technological obsolescence, the useful life of the acquired assets, and other factors. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach, or the cost approach; estimating future cash flows based on projected revenues and/or margins that we expect to generate subsequent to the acquisition; applying an appropriate discount rate to estimate the present value of those projected cash flows we expect to generate; selecting an appropriate terminal growth rate and/or royalty rate or estimating a customer attrition or technological obsolescence factor where necessary and appropriate given the nature of the respective asset; assigning an appropriate contributory asset charge where needed; determining an appropriate useful life and the related depreciation or amortization method for the respective asset; and assessing the accuracy and completeness of other historical financial metrics of the acquiree used as standalone inputs or as the basis for determining estimated projected inputs such as margins, customer attrition, and costs to hold and sell product.
In determining the estimated fair value of intangible assets that are separately identifiable from goodwill, we typically utilize the income approach, which discounts the projected future cash flows using a discount rate that appropriately reflects the risks associated with the projected cash flows. Generally, we estimate the fair value of acquired trade names using the relief from royalty method under the income approach, which is based on the hypothetical royalty stream that would be received if we were to license the acquired trade name. For most other acquired intangible assets, we estimate fair value using the excess earnings method under the income approach, which is typically applied when cash flows are not directly generated by the asset, but rather, by an operating group that includes the particular asset. In certain instances, particularly in relation to developed technology or patents, we may utilize the cost approach depending on the nature of the respective intangible asset and the recency of the development or procurement of such technology. The useful lives and amortization methods for the acquired intangible assets that are separately identifiable from goodwill are generally determined based on the period of expected cash flows used to measure the fair value of the acquired intangible assets and the nature of the use of the respective acquired intangible asset, adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors such as customer attrition rates and product or order lifecycles that may limit the useful life of the respective acquired intangible asset. In determining the estimated fair value of acquired inventory, we typically utilize the cost approach for raw materials and the sales comparison approach for work in process, finished goods, and service parts. In determining the estimated fair value of acquired property, plant, and equipment, we typically utilize the sales comparison approach or the cost approach depending on the nature of the respective asset and the recency of the construction or procurement of such asset.
We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known as of the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature of the adjustment.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies and Related Data, in our Notes to Consolidated Financial Statements under the sections entitled "New Accounting Pronouncements Adopted" and "New Accounting Pronouncements Not Yet Adopted."
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices. We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. See further discussion on these market risks below.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2022 through fiscal 2024. All items are non-trading and stated in U.S. dollars. As of October 31, 2021, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows (in thousands, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7295	$99,039	$96,362	$(2,677)
Buy U.S. dollar/Sell Canadian dollar	1.2827	38,231	37,050	(1,181)
Buy U.S. dollar/Sell Euro	1.1911	125,377	127,822	2,445
Buy U.S. dollar/Sell British pound	1.3362	34,702	33,976	(726)
Buy Mexican peso/Sell U.S. dollar	22.0125	$23,337	$23,665	$328
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the

Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations.
Our indebtedness as of October 31, 2021 included $424.0 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $270.0 million of gross variable rate debt under our term loan credit agreement. As of October 31, 2021, we did not have an outstanding balance on our variable-rate revolving credit facility. As of October 31, 2021, the estimated fair value of gross long-term debt with fixed interest rates was $517.9 million compared to its carrying amount of $424.0 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of gross fixed rate debt, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to $12.3 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, as a result of inflation; deflation; changing prices; foreign currency fluctuations; tariffs; duties; trade regulatory actions; industry actions; the inability of suppliers to absorb incremental costs resulting from COVID-19 related inefficiencies, continue operations or otherwise remain in business as a result of COVID-19, financial difficulties, or otherwise; and changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, including certain engines imported into the U.S. from China.
Our primary cost exposures for commodities, components, parts, and accessories used in our products are with steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others. Our largest spend for commodities, components, parts, and accessories are generally for steel, engines, hydraulic components, transmissions, resin, aluminum, and electrification components, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In fiscal 2021, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2020. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for fiscal 2022 will be significantly higher than the average costs experienced during fiscal 2021.
Equity Market Risk
Volatility in the trading price of our common stock impacts the compensation costs associated with our stock-based compensation awards. Additionally, when applicable, declines in the trading price of our common stock can adversely impact our reconciliation of TTC's market capitalization to the aggregate estimated fair value of our reporting units as a component of our goodwill impairment analysis and can also represent an interim period impairment indicator requiring the need to quantitatively assess goodwill for impairment during an interim period, which could result in impairment charges. Refer to Note 10, Stock-Based Compensation, and Note 1, Summary of Significant Accounting Policies and Related Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for additional information regarding our stock-based compensation awards and our goodwill impairment analysis, respectively.

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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2021. Our internal control over financial reporting as of October 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Chief Financial Officer

December 17, 2021

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of November 1, 2019, due to the adoption of Accounting Standard Update 2016-02, Leases (Topic 842), and related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued sales promotions and incentives
As discussed in Note 1 to the consolidated financial statements, at the time of sale, the Company records an estimate for sales promotion and incentive costs, a portion of which relates to rebate programs. As of October 31, 2021, the Company recorded an accrual of $103.7 million for sales promotions and incentives. The Company's estimates for sales promotion and incentive programs are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
We identified the evaluation of the accrued sales promotions and incentives as a critical audit matter. To evaluate the Company’s expectations for changes in other relevant trends that were used to develop the estimate, a high degree of auditor judgment was required. Historical experience was an input used to develop expectations for changes in other relevant trends. Changes in other relevant trends could have an impact to the accrual for sales promotions and incentives.
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
Minneapolis, Minnesota
December 17, 2021

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2021	2020	2019
Net sales	$3,959,584	$3,378,810	$3,138,084
Cost of sales	2,621,092	2,189,036	2,090,121
Gross profit	1,338,492	1,189,774	1,047,963
Selling, general and administrative expense	820,212	763,417	722,934
Operating earnings	518,280	426,357	325,029
Interest expense	(28,659)	(33,156)	(28,835)
Other income, net	10,197	13,869	25,939
Earnings before income taxes	499,818	407,070	322,133
Provision for income taxes	89,938	77,369	48,150
Net earnings	$409,880	$329,701	$273,983

Basic net earnings per share of common stock	$3.82	$3.06	$2.57

Diluted net earnings per share of common stock	$3.78	$3.03	$2.53

Weighted-average number of shares of common stock outstanding – Basic	107,341	107,658	106,773

Weighted-average number of shares of common stock outstanding – Diluted	108,473	108,663	108,090
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2021	2020	2019
Net earnings	$409,880	$329,701	$273,983
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,973	6,517	(1,314)
Derivative instruments, net of tax of $736, $(2,782), and $(862), respectively	2,086	(8,485)	(2,498)
Pension benefits, net of tax of $41, $45, and $(1,305), respectively	1,207	(245)	(4,300)
Other comprehensive income (loss), net of tax	8,266	(2,213)	(8,112)
Comprehensive income	$418,146	$327,488	$265,871
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2021	2020
ASSETS
Cash and cash equivalents	$405,612	$479,892
Receivables, net:
Customers, net of allowances (2021 - $3,056; 2020 - $4,586)	252,757	223,105
Receivables from finance affiliate	30,981	12,619
Other	26,541	25,411
Total receivables, net	310,279	261,135
Inventories, net	738,170	652,433
Prepaid expenses and other current assets	35,124	34,188
Total current assets	1,489,185	1,427,648
Property, plant and equipment, net	487,731	467,919
Goodwill	421,680	424,075
Other intangible assets, net	420,041	408,305
Right-of-use assets	66,990	78,752
Investment in finance affiliate	20,671	19,745
Deferred income taxes	5,800	6,466
Other assets	24,042	20,318
Total assets	$2,936,140	$2,853,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$99,873
Accounts payable	503,116	363,953
Short-term lease liabilities	14,283	15,447
Accrued liabilities:
Warranty	116,783	107,121
Advertising and sales promotions and incentives programs	103,661	98,883
Compensation and benefit costs	108,536	58,789
Insurance	14,497	13,452
Interest	6,092	10,065
Other	70,051	88,214
Total accrued liabilities	419,620	376,524
Total current liabilities	937,019	855,797
Long-term debt, less current portion	691,242	691,250
Long-term lease liabilities	55,752	66,641
Deferred income taxes	50,397	70,435
Other long-term liabilities	50,598	54,277

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 105,205,734 shares as of October 31, 2021 and 107,582,670 shares as of October 31, 2020	105,206	107,583
Retained earnings	1,071,922	1,041,507
Accumulated other comprehensive loss	(25,996)	(34,262)
Total stockholders' equity	1,151,132	1,114,828
Total liabilities and stockholders' equity	$2,936,140	$2,853,228
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2021	2020	2019
Cash flows from operating activities:
Net earnings	$409,880	$329,701	$273,983
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(5,704)	(7,663)	(11,948)
Distributions from finance affiliate, net	4,779	12,066	10,343
Depreciation of property, plant and equipment	75,468	76,108	69,314
Amortization of other intangible assets	23,848	19,507	18,384
Fair value step-up adjustment to acquired inventory	—	3,951	39,368
Stock-based compensation expense	21,809	15,408	13,429
Deferred income taxes	(22,899)	2,269	(6,190)
Other	457	492	6,357
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(52,260)	15,206	(11,042)
Inventories, net	(98,266)	20,963	(104,832)
Prepaid expenses and other assets	2,953	11,828	9,747
Accounts payable, accrued liabilities, and other liabilities	195,404	39,538	30,458
Net cash provided by operating activities	555,469	539,374	337,371
Cash flows from investing activities:
Purchases of property, plant and equipment	(104,012)	(78,068)	(92,881)
Business combinations, net of cash acquired	(24,883)	(138,225)	(697,471)
Asset acquisitions, net of cash acquired	(27,176)	—	—
Proceeds from asset disposals	1,035	216	4,669
Investments in unconsolidated entities	—	—	(200)
Proceeds from sale of a business	26,584	—	12,941
Net cash used in investing activities	(128,452)	(216,077)	(772,942)
Cash flows from financing activities:
Borrowings under debt arrangements	270,000	636,025	900,000
Repayments under debt arrangements	(370,000)	(546,025)	(511,000)
Proceeds from exercise of stock options	13,100	22,198	29,336
Payments of withholding taxes for stock awards	(2,037)	(2,146)	(2,662)
Purchases of TTC common stock	(302,274)	—	(20,043)
Dividends paid on TTC common stock	(112,440)	(107,698)	(96,133)
Net cash (used in) provided by financing activities	(503,651)	2,354	299,498

Effect of exchange rates on cash and cash equivalents	2,354	2,413	(1,223)
Net (decrease) increase in cash and cash equivalents	(74,280)	328,064	(137,296)
Cash and cash equivalents as of the beginning of the fiscal period	479,892	151,828	289,124
Cash and cash equivalents as of the end of the fiscal period	$405,612	$479,892	$151,828

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$31,568	$34,109	$30,167
Income taxes	$101,835	$69,524	$54,738
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2018	$105,601	$587,252	$(23,937)	$668,916
Cash dividends paid on common stock - $0.90 per share	—	(96,133)	—	(96,133)
Issuance of 1,544,962 shares for exercised stock options and vested restricted stock units and performance share awards	1,545	26,387	—	27,932
Stock-based compensation expense	—	13,429	—	13,429
Contribution of stock to a deferred compensation trust	—	1,404	—	1,404
Purchase of 403,532 shares of common stock	(404)	(22,301)	—	(22,705)
Reclassification due to the adoption of ASU 2014-09	—	864	—	864
Other comprehensive loss	—	—	(8,112)	(8,112)
Net earnings	—	273,983	—	273,983
Balance as of October 31, 2019	106,742	784,885	(32,049)	859,578
Cash dividends paid on common stock - $1.00 per share	—	(107,698)	—	(107,698)
Issuance of 870,011 shares for exercised stock options and vested restricted stock units and performance share awards	870	18,760	—	19,630
Stock-based compensation expense	—	15,408	—	15,408
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 29,422 shares of common stock	(29)	(2,117)	—	(2,146)
Other comprehensive loss	—	—	(2,213)	(2,213)
Net earnings	—	329,701	—	329,701
Balance as of October 31, 2020	107,583	1,041,507	(34,262)	1,114,828
Cash dividends paid on common stock - $1.05 per share	—	(112,440)	—	(112,440)
Issuance of 610,788 shares for exercised stock options and vested restricted stock units and performance share awards	611	11,004	—	11,615
Stock-based compensation expense	—	21,809	—	21,809
Contribution of 22,700 shares to a deferred compensation trust	23	1,462	—	1,485
Purchase of 3,010,424 shares of common stock	(3,011)	(301,300)	—	(304,311)
Other comprehensive income	—	—	8,266	8,266
Net earnings	—	409,880	—	409,880
Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
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
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. The company classifies its operations into two reportable business segments: Professional and Residential. The company's remaining activities are presented as "Other" due to their insignificance. As further described in Note 7, Management Actions, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. Accordingly, as of and for the fiscal year ended October 31, 2021, Other activities consisted of the company's remaining wholly-owned domestic distribution company, corporate activities, and the elimination of intersegment revenues and expenses. As of and for the fiscal years ended October 31, 2020 and 2019, the company's Other activities consisted of its wholly-owned domestic distribution companies, corporate activities, and the elimination of intersegment revenues and expenses. For additional information regarding the company's reportable business segments refer to Note 3, Segment Data.
The company uses the equity method to account for equity investments in unconsolidated entities over which it has the ability to exercise significant influence over operating and financial policies. The company's share of the net earnings or losses of these equity method investments are recorded within other income, net on the Consolidated Statements of Earnings. Equity investments in unconsolidated entities that the company does not control and for which it does not have the ability to exercise significant influence over operating and financial policies are recorded at cost, less impairment, as applicable, within the Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.
Impact of COVID-19
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the company remain uncertain and will depend on certain future developments, including the duration of the pandemic; any adverse impact due to variants of the virus; its impact on market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the deployment of approved COVID-19 vaccines, their effectiveness against the novel strain and related variants, and their rate of adoption. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Consolidated Financial Statements as of and for the fiscal year ended October 31, 2021 and in future reporting periods, which could result in a material adverse impact on the company's Consolidated Financial Position, Results of Operations, and Cash Flows.
Accounting Estimates
In preparing the Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals; incentive compensation accruals; income tax accruals; inventory valuation; warranty accruals; allowance for expected credit losses; pension accruals; self-insurance accruals; legal accruals; right-of-use assets and lease liabilities; useful lives for tangible and finite-lived intangible assets; future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets, and other long-lived assets; and valuations of the assets acquired and liabilities assumed in a business combination or asset acquisition, when applicable. These estimates and assumptions are based on management's best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the current economic environment and other relevant factors, as applicable. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by COVID-19, actual amounts could differ significantly from those estimated at the time the Consolidated Financial Statements are prepared. Changes in those estimates will be reflected in the Consolidated Financial Statements in future periods.
Business Combinations and Asset Acquisitions
When applicable, the company accounts for the acquisition of a business in accordance with the accounting standards codification ("ASC") guidance for business combinations, whereby the total purchase consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of purchase consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination.
Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are generally based on available historical information, independent valuations or appraisals, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets, and other factors. The company may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill affects any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature of the adjustment.
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.
Refer to Note 2, Business Combinations and Asset Acquisitions, for additional information regarding the company's accounting for recent business combinations and asset acquisitions.
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2021 and 2020, cash and cash equivalents held by the company's foreign subsidiaries were $117.3 million and $106.3 million, respectively.
Receivables, Net
The company's financial exposure related to the collection of accounts receivable is reduced due to its wholesale floor plan financing programs, including its Red Iron Acceptance, LLC ("Red Iron") joint venture with TCF Inventory Finance, Inc. ("TCFIF"), as further discussed in Note 8, Investment in Joint Venture. Under a separate agreement, the company has an arrangement with TCF Commercial Finance Canada, Inc. ("TCFCFC") to provide inventory financing to dealers of certain of the company's products in Canada. The company also has floor plan financing agreements with separate third-party financial institutions to provide inventory financing to certain dealers and distributors not financed through Red Iron and TCFCFC, which include agreements with third-party financial institutions in the U.S. and internationally. For receivables not serviced through Red Iron, TCFCFC, or other third-party floor plan financing agreements, the company provides financing in the form of open account terms in the normal course of business and performs on-going credit evaluations of customers.
Receivables are recorded at original carrying amount less an estimated allowance for expected credit losses. The allowance for expected credit losses is based on the company's assessment of losses that will result from its customers inability or unwillingness to pay amounts owed to the company. The allowance for expected credit losses is estimated using a combination of factors, including the age of receivable balances and historical credit loss experience, supplemented by the company's knowledge of customer-specific information, current market conditions, and reasonable and supportable forecasts of future events and economic conditions, when applicable. Receivables are written-off against the allowance for expected credit losses when all collection efforts have been exhausted.
Concentrations of Credit Risk
Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable and derivative instruments. Accounts receivable balances are generally concentrated in the Professional and Residential business segments. The credit risk associated with these business segments is limited because of the large number of customers in the company's customer base and their geographic dispersion. The credit risk associated with the company's derivative instruments is limited as the company enters into derivative instruments with multiple counterparties that are highly rated financial institutions.
Inventories, Net
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for approximately 52.7 percent and 53.0 percent of total net inventories as of October 31, 2021 and 2020, respectively. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. During fiscal 2021 and fiscal 2020, LIFO layers were not materially reduced. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of. As of October 31, 2021 and 2020, the company's inventory valuation adjustment for excess, slow-moving, and obsolete inventory was $39.7 million and $37.9 million, respectively.
Inventories, net were as follows (in thousands):

October 31	2021	2020
Raw materials and work in process	$335,325	$168,759
Finished goods and service parts	538,332	565,761
Total FIFO value	873,657	734,520
Less: adjustment to LIFO value	135,487	82,087
Total inventories, net	$738,170	$652,433
Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expenses as incurred within cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2021, 2020, and 2019, the company capitalized $0.8 million, $1.0 million, and $1.3 million of interest, respectively.
Property, plant and equipment, net was as follows (in thousands):

October 31	2021	2020
Land and land improvements	$57,690	$57,387
Buildings and leasehold improvements	308,217	301,848
Machinery and equipment	522,012	499,312
Tooling	220,966	231,142
Computer hardware and software	97,485	102,312
Construction in process	85,722	48,157
Property, plant and equipment, gross	1,292,092	1,240,158
Less: accumulated depreciation	804,361	772,239
Property, plant and equipment, net	$487,731	$467,919
During fiscal 2021, 2020, and 2019, the company recorded depreciation expense of $75.5 million, $76.1 million, and $69.3 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. Goodwill is assigned to a reporting unit based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that the fair value may not be recoverable. The company tests goodwill for impairment at the reporting unit level and tests indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. During the fourth quarter of fiscal 2021, the company performed its annual goodwill impairment test.
In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has eleven reporting units, which are the same as its eleven operating segments as defined in Note 3, Segment Data. Eight reporting units contain goodwill on their respective balance sheets as of October 31, 2021. Next, the company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative goodwill impairment analysis, the company determined there was no impairment of goodwill during fiscal 2021 for any of its reporting units as the fair values of the reporting units substantially exceeded their respective carrying values, including goodwill. Further, no impairment of goodwill was recorded during fiscal 2020 and 2019.
During the fourth quarter of fiscal 2021, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on the relief from royalty method under the income approach and utilizes various inputs and assumptions, including projected revenues from the company's forecasting process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to forecasted revenues, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on this quantitative impairment analysis, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2021 as the estimated fair values of the company's material indefinite-lived intangible assets substantially exceeded their carrying values. Further, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2020 and 2019 based on the same quantitative impairment analysis performed in each respective prior fiscal year.
Other Long-Lived Assets
Other long-lived assets primarily consist of property, plant and equipment; right-of-use assets associated with operating lease agreements, capitalized implementation costs for hosted cloud-computing arrangements; finite-lived intangible assets, and other assets, as applicable. The company's finite-lived intangible assets are identifiable assets that were acquired as a result of business combinations or asset acquisitions and primarily consist of customer relationships and lists, developed technology, patents, trade names, non-compete agreements, and order backlog and are generally amortized on a straight-line basis over their expected useful lives, which typically range from several months to 20 years depending on the nature of the finite-lived intangible asset.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally measured using a discounted cash flow model or independent appraisals, as appropriate. The company did not record an impairment loss for fiscal 2021, 2020, and 2019 as the company's long-lived assets were determined to not be at risk for impairment as no events or changes in circumstances were identified that would indicate that the carrying amount of an asset, or asset group, may not be recoverable.
For other long-lived assets to be abandoned, the company tests for potential impairment. If the company commits to a plan to abandon or dispose of an other long-lived asset, or asset group, before the end of its previously estimated useful life, depreciation or amortization expense is recognized over the revised estimated useful life.
Leases
The company enters into contracts that are, or contain, operating lease agreements that convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and includes all non-cancelable periods.
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
Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within either cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the identified asset underlying the respective operating lease arrangement. The company does not recognize right-of-use assets and lease liabilities, but does recognize lease expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. As of October 31, 2021 and 2020, $91.6 million and $63.5 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform.
Insurance
The company is self-insured for certain losses relating to employee medical, dental, workers' compensation, and certain product liability claims. Specific stop loss coverages are provided for catastrophic claims in order to limit exposure to significant claims. Losses and claims are charged to net earnings when it is probable a loss has been incurred and the amount can be reasonably estimated. Self-insured liabilities are based on a number of factors, including historical claims experience, an estimate of claims incurred but not reported, demographic and severity factors, and utilizing valuations provided by independent third-party actuaries, as applicable.
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
At the time of sale, the company recognizes expense and records an accrual by product line for estimated costs in connection with forecasted future warranty claims. The company's estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if the cost of actual claims experience indicates that adjustments to the company's warranty accrual are necessary. Additionally, from time to time, the company may also establish warranty accruals for its estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired.
The changes in accrued warranties were as follows (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Beginning balance	$107,121	$96,604	$76,214
Warranty provisions	73,666	60,273	57,277
Acquisitions	—	2,557	18,418
Warranty claims	(71,520)	(67,241)	(58,878)
Changes in estimates	7,516	14,928	3,573
Ending balance	$116,783	$107,121	$96,604
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $600.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are fully extinguished in advance of the maturity date are charged to expense at the time of retirement of the borrowings. Debt issuance costs, net of accumulated amortization, were $4.6 million and $3.9 million as of October 31, 2021 and 2020, respectively.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided when, in management's judgment, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The company believes it has reflected the necessary deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets. Management believes the future tax deductions will be realized principally through future taxable income, future reversals of existing taxable temporary differences, and carryback to taxable income in prior years.
The company recognizes the effect of income tax positions only if it is more likely than not that those positions will be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50.0 percent likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The company also records interest and penalties related to unrecognized tax benefits within income tax expense.
Revenue Recognition
The company's primary source of revenue is generated through the sale of equipment and irrigation products, as well as rendering of services to its customers. As a result, the company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business, which generally occurs at the time the company receives and accepts a purchase or sales order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which generally occurs with the transfer of control of product or services at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies as a result of variable consideration. Variable consideration is recorded at the time revenue is recognized as a reduction of the transaction price and typically occurs as a result of certain of the company's sales promotion and incentive programs offered to customers that are determined to represent price concessions, as well as anticipated product returns, when applicable. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.
Sales Promotions and Incentives
At the time revenue is recognized, the company records a reduction of the transaction price for the variable consideration associated with certain of the company's sales promotions and incentives programs offered to customers that are determined to represent price concessions. The expense of each sales promotion and incentive program is classified as a reduction from gross sales or as a component of selling, general and administrative expense within the Consolidated Statements of Earnings when revenue is recognized, depending on the nature of the program. Generally, the cost of a program is recorded as a reduction from gross sales when revenue is recognized and thus, is considered to be variable consideration, if the expense is determined to represent a price concession because the program either (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration provided to the customer or (ii) the company anticipates future costs based on historical or expected future business practice for which the company does not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. In other circumstances, the anticipated future cost of a program based on historical or expected future business practice is recorded as selling, general and administrative expense because the company receives a distinct good or service in exchange for the future consideration provided to the customer under the program.
Examples of significant sales promotions and incentive programs that are considered to be variable consideration because the cost of the program is classified as a reduction from gross sales are as follows:
•Off-Invoice Discounts: The company's off-invoice discounts represent an immediate reduction in the selling price of the company's products that is realized at the time of sale with no anticipated future cost or consideration provided to the customer.
•Rebate Programs: The company's rebate programs are generally based on claims submitted from either the company's direct customers or end-users of the company's products or are based on purchase or retail sales goals for the company's direct customers of certain quantities or mixes of product during a specified time period, depending upon the program. The amount of the rebate varies based on the specific program and is either a dollar amount or a percentage of the purchase price and can also be based on actual retail price as compared to the company's selling price. Consideration is typically provided to the company's customers for the company's rebate programs after the initial sale of the company's products to the company's direct customers and thus, there is generally an anticipated future cost at the time revenue is recognized based on historical and expected future business practice.
•Financing Programs: The company's financing programs consist of wholesale floor plan financing programs with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for wholesale floor plan financing programs represent financing costs associated with programs under which the company shares the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchase. The wholesale financing costs for distributor and dealer inventories were $20.8 million, $24.1 million, and $44.5 million for the fiscal years ended October 31, 2021, 2020 and 2019, respectively. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.
Examples of significant sales promotions and incentive programs that are not considered to be variable consideration because the cost of the program is classified as a component of selling, general, and administrative expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, the company uses a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. The company also has dealers and distributors that act as sales agents for it on certain products using a direct-selling type model. Under this direct-selling type model, the company's network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on its behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also its customers. In addition, TTC dealers are often paid a commission to set up and deliver riding product purchased at certain home centers.
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
Regardless of classification of the cost of the sales promotion and incentive program within the Consolidated Statements of Earnings, the company records an accrual within the Consolidated Balance Sheets for the estimated future expense of certain of its sales promotion and incentive programs for which the company anticipates a future cost based on historical or expected future business practice by using the expected value method and applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Under such approach, the company's determination of variable consideration and the related accrual associated with the estimated expense of certain of the company's sales promotions and incentives programs is primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, forecasted sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
Cost of Sales
Cost of sales is primarily comprised of direct materials and supplies consumed to manufacture the company's products, as well as compensations costs for manufacturing labor and direct overhead expense necessary to convert direct materials and supplies into finished product. Cost of sales also includes freight costs for the procurement of direct materials and supplies and shipping products to customers; charges associated with inventory valuation adjustments for excess, slow-moving, and obsolete inventory; depreciation and amortization expense on manufacturing-related tangible and intangible assets; operating lease expense related to leased manufacturing assets; cost of services provided; cash discounts on payments to vendors, and other manufacturing-related costs.
Selling, General and Administrative Expense
Selling, general and administrative expense is primarily comprised of compensation costs for non-manufacturing labor, occupancy and operating costs of distribution and corporate facilities, warranty expense, depreciation and amortization expense on non-manufacturing tangible and intangible assets, operating lease expense related to leased non-manufacturing assets; advertising, marketing, and selling expenses, engineering and research costs, information systems costs, and other miscellaneous administrative costs, such as legal costs for internal and outside services that are expensed as incurred.
Advertising Expense
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the sales promotion and incentive programs established for certain product lines. Advertising costs were $50.5 million, $50.3 million, and $43.5 million for the fiscal years ended October 31, 2021, 2020, and 2019, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements or enhancements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $141.0 million, $124.1 million, and $109.1 million for the fiscal years ended October 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation Expense
The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors ("Board"), and include unrestricted common stock awards, performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock units. Generally, compensation expense equal to the grant date fair value determined under the Black-Scholes valuation method is recognized for these awards over the vesting period and is classified in selling, general and administrative expense within the Consolidated Statements of Earnings. For stock options and restricted stock units, expense recognized for other employees not considered executive officers and non-employee Board members is net of estimated forfeitures, which is based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (the "2010 plan"). In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement.
Other Income, Net
Other income, net primarily consists of the company's proportionate share of income or losses from the company's Red Iron joint venture, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income.
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
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Basic
Weighted-average number of shares of common stock	107,336	107,647	106,762
Assumed issuance of contingent shares	5	11	11
Weighted-average number of shares of common stock outstanding – Basic	107,341	107,658	106,773

Diluted
Weighted-average number of shares of common stock outstanding – Basic	107,341	107,658	106,773
Effect of dilutive securities	1,132	1,005	1,317
Weighted-average number of shares of common stock outstanding – Diluted	108,473	108,663	108,090
Incremental shares from options and restricted stock units are computed under the treasury stock method. Stock option awards to purchase 409,851, 447,032, and 716,343 shares of common stock during fiscal 2021, 2020, and 2019, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.
New Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement approach for credit losses on financial assets measured on an amortized cost basis from an 'incurred loss' method to an 'expected loss' method. Such modification of the measurement approach for credit losses eliminates the requirement that a credit loss be considered probable, or incurred, to impact the valuation of a financial asset measured on an amortized cost basis. The amended guidance requires the measurement of expected credit losses to be based on relevant information, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. This amendment affects trade receivables, off-balance-sheet credit exposures, and any other financial assets not excluded from the scope of this amendment that have the contractual right to receive cash. The amended guidance was adopted in the first quarter of fiscal 2021, under the modified retrospective transition method, and did not have a material impact on the company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amended guidance was adopted in the first quarter of fiscal 2021 and did not have a material impact on the company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans (Topic 715), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The amended guidance was adopted in the first quarter of fiscal 2021 and did not have a material impact on the company's Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under ASC Topic 740, Income Taxes. The company will adopt the amended guidance on November 1, 2021, the first quarter of fiscal 2022, and such adoption will not have a material impact on the company's Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The company will adopt the amended guidance on November 1, 2021, the first quarter of fiscal 2022, and such adoption will not have a material impact on the company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The guidance was effective upon issuance on March 12, 2020 and the provisions of the temporary optional guidance provided by the ASU may be elected on a prospective basis from the beginning of an interim period that includes the issuance date of the ASU through December 31, 2022, when the reference rate reform activity is expected to be substantially complete. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. At this time, the company does not have receivables, hedging relationships, or operating lease agreements that reference LIBOR or another reference rate expected to be discontinued and therefore, the company has not applied the optional practical expedients under this ASU to these classes of assets. On October 5, 2021, the company entered into an amended and restated credit agreement and at such time, the company concluded that the optional practical expedients provided by the ASU would not be elected as the required criteria were not met. The amended and restated credit agreement includes a transition clause in the event LIBOR is discontinued and the company's other fixed-rate financing agreements do not reference LIBOR or another reference rate expected to be discontinued as disclosed in Note 6, Indebtedness. As such, the company does not expect the transition of LIBOR to have a material impact on the company's Consolidated Financial Statements; however, a review of other contracts and agreements is underway and is expected to be completed prior to December 31, 2022.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above, will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.

2	Business Combinations and Asset Acquisitions
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
The Venture Products transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into Venture Products, with Venture Products continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of Venture Products were canceled and only represented the right to receive the applicable consideration as described in the Venture Products merger agreement. The Venture Products purchase agreement was with an affiliate of Venture Products and was for the real estate used by Venture Products. As of the Venture Products closing date, the company paid preliminary merger consideration of $165.9 million, which consisted of a cash payment of $136.4 million ("initial cash payment") and a $29.5 million holdback to satisfy any indemnification or certain other obligations of Venture Products to the company. The preliminary merger consideration was subject to certain customary adjustments, which were finalized during the third quarter of fiscal 2020 and resulted in an aggregate merger consideration of $163.2 million ("Venture Products purchase price") and at such time, $4.5 million of the holdback set aside for such customary adjustments was released accordingly. During fiscal 2021, $24.9 million of cash consideration was paid to the former Venture Products shareholders to release the remaining holdback amount upon the satisfaction of indemnification and certain other obligations of Venture Products to the company. The company funded the cash payment with borrowings under its revolving credit facility and net cash provided by operating activities. For additional information regarding the company's revolving credit facility, refer to Note 6, Indebtedness.
As a result of the acquisition, the company incurred $0.6 million of acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2020 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period.
Venture Products Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the Venture Products purchase price was allocated to the acquired net tangible and intangible assets of Venture Products based on their estimated fair values as of the Venture Products closing date. Such fair values were based on internal company and independent external third-party valuations. The following table summarizes the allocation of the Venture Products purchase price to the fair values assigned to the Venture Products assets acquired and liabilities assumed (in thousands):

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
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Venture Products was recognized within the company's Professional segment and is non-deductible for tax purposes. During the first quarter of fiscal 2021, the company completed its valuation of income taxes to finalize the Venture Products purchase price allocation, which resulted in a decrease to the carrying amount of goodwill of $1.0 million from $412.1 million as of October 31, 2020. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for fiscal 2021.
The allocation of the Venture Products purchase price to the net assets acquired resulted in the recognition of $75.3 million of other intangible assets as of the Venture Products closing date. The fair values of the acquired trade name and customer-related intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits expected to be derived from ownership of the asset. The useful lives of the acquired trade name and customer-related intangible assets were determined based on the period of expected cash flows used to measure the fair value of the respective intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. The fair value of the indefinite-lived trade name was determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The fair value of the customer-related intangible asset was determined using the excess earnings method and was based on the expected operating cash flows attributable to the customer-related intangible asset, which was determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the customer-related intangible asset. As of the Venture Products closing date, the weighted-average useful life of the finite-lived customer-related intangible asset was determined to be 16.0 years.
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
The CMW transaction was structured as a merger, pursuant to which a wholly-owned subsidiary of the company merged with and into CMW, with CMW continuing as the surviving entity and a wholly-owned subsidiary of the company. As a result of the merger, all of the outstanding equity securities of CMW were canceled and only represented the right to receive the applicable consideration as described in the CMW merger agreement. At the CMW closing date, the company paid preliminary merger consideration of $679.3 million. The preliminary merger consideration was subject to certain customary adjustments that were finalized during the fourth quarter of fiscal 2019, which resulted in an aggregate merger consideration of $685.0 million ("CMW purchase price"). The company funded the CMW purchase price by using a combination of cash proceeds from the issuance of borrowings under the company's $500.0 million unsecured senior term loan credit agreement and borrowings from the company's revolving credit facility. For additional information regarding the financing agreements utilized to fund the CMW purchase price, refer to Note 6, Indebtedness.
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

April 1, 2019
Cash and cash equivalents	$16,341
Receivables	65,674
Inventories	241,429
Prepaid expenses and other current assets	8,050
Property, plant and equipment	142,779
Goodwill	134,657
Indefinite-lived other intangible assets:
Trade names	103,700
Finite-lived other intangible assets:
Customer-related	130,800
Developed technology	20,900
Trade names	5,200
Backlog	3,590
Other long-term assets	7,971
Accounts payable	(35,892)
Accrued liabilities	(51,943)
Deferred income tax liabilities	(85,277)
Other long-term liabilities	(6,665)
Total fair value of net assets acquired	701,314
Less: cash and cash equivalents acquired	(16,341)
Total CMW purchase price	$684,973
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of CMW and its brands, customer and dealer growth opportunities, and expected synergies. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, supply chain consolidation, and administrative efficiencies. The goodwill resulting from the acquisition of CMW was recognized within the company's Professional segment and is mostly non-deductible for tax purposes. During the second quarter of fiscal 2020, the company completed its valuation of income taxes to finalize the CMW purchase price allocation, which resulted in a decrease to the carrying amount of Professional segment goodwill of $0.9 million from $350.3 million as of October 31, 2019. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for fiscal 2020.

The allocation of the purchase price to the net assets acquired resulted in the recognition of $264.2 million of other intangible assets as of the CMW closing date. The fair values of the acquired trade name, customer-related, developed technology and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits expected to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the CMW closing date, the acquired finite-lived intangible assets had a weighted average useful life of 16.6 years. The fair values of both the indefinite-lived and finite-live trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the trade name and was based on expected future revenues. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 20.0 years as of the CMW closing date. The fair values of the finite-lived customer-related, developed technology, and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective other intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from revenue expected to be generated from the respective intangible asset. As of the CMW closing date, the weighted-average useful lives of the finite-lived customer-related, developed technology, and backlog intangible assets were determined to be 18.3 years, 7.8 years, and 6 months, respectively.
Unaudited Pro Forma Financial Information
Unaudited pro forma financial information represents the company's fiscal 2019 acquisition of CMW as though the acquisition had taken place at the beginning of fiscal 2018 and has been provided for comparative purposes only. The unaudited pro forma financial information is only presented for the fiscal year ended October 31, 2019 as CMW's results are included within the Company's Results of Operations for fiscal 2021 and 2020. The unaudited pro forma financial information is not necessarily indicative of the results that would have been achieved had the acquisition actually taken place at the beginning of fiscal 2018 and the unaudited pro forma financial information does not purport to be indicative of future Consolidated Results of Operations. The unaudited pro forma financial information does not reflect any synergies, operating efficiencies, and/or cost savings that have been and may continue to be realized from the integration of the acquisition.
The unaudited pro forma results for the fiscal year ended October 31, 2019 were adjusted to exclude the pro forma impact of the take-down of the inventory fair value step-up amount and amortization of the backlog intangible asset; include the pro forma impact of amortization of other intangible assets, excluding backlog, based on the purchase price allocations and useful lives; include the pro forma impact of the depreciation of property, plant, and equipment based on the purchase price allocations and useful lives; include the pro forma impact of additional interest expense relating to the acquisition; exclude the pro forma impact of transaction costs incurred by the company directly attributable to the acquisition; and include the pro forma tax effect of both earnings before income taxes and the pro forma adjustments.
The following table presents unaudited pro forma financial information for fiscal 2019 (in thousands, except per share data):

October 31, 2019
Net sales	$3,437,335
Net earnings[1]	363,452
Basic net earnings per share of common stock	3.40
Diluted net earnings per share of common stock[1]	$3.36
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
Northeastern U.S. Distribution Company
Effective November 30, 2018, during the first quarter of fiscal 2019, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities of, a Northeastern U.S. distribution company. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value, with the excess purchase price recorded as goodwill. This acquisition was immaterial based on the company's Consolidated Financial Condition and Results of Operations and as a result, additional purchase accounting disclosures have been omitted.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which the company's chief operating decision maker organizes segments for making operating and investment decisions and assessing performance. The company has identified eleven operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance.
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
The Residential reportable business segment primarily consists of walk power mowers, zero-turn riding mowers, snow throwers, replacement parts, and home solutions products, including grass trimmers, hedge trimmers, leaf blowers, blower-vacuums, chainsaws, string trimmers, and underground, hose, and hose-end retail irrigation products sold in Australia and New Zealand. Residential reportable business segment products are marketed and sold to homeowners through a network of distributors and dealers, and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.
As further described in Note 7, Management Actions, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company. As a result, for the fiscal year ended October 31, 2021, the company's Other activities consisted of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses. For the fiscal year ended October 31, 2020, the company's Other activities consisted of the company's wholly-owned domestic distribution companies, the company's corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
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
The following tables present summarized financial information concerning the company's reportable business segments and Other activities (in thousands):

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Net sales	$2,929,600	$1,010,077	$19,907	$3,959,584
Intersegment gross sales (eliminations)	30,530	44	(30,574)	—
Earnings (loss) before income taxes	507,327	121,516	(129,025)	499,818
Total assets	2,032,350	388,246	515,544	2,936,140
Capital expenditures	79,515	16,730	7,767	104,012
Depreciation and amortization	$73,747	$13,470	$12,099	$99,316

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Net sales	$2,523,452	$820,745	$34,613	$3,378,810
Intersegment gross sales (eliminations)	46,703	80	(46,783)	—
Earnings (loss) before income taxes	426,560	113,669	(133,159)	407,070
Total assets	1,940,844	282,061	630,323	2,853,228
Capital expenditures	49,975	13,669	14,424	78,068
Depreciation and amortization	$70,460	$12,607	$12,548	$95,615

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Net sales	$2,443,448	$661,274	$33,362	$3,138,084
Intersegment gross sales (eliminations)	59,453	310	(59,763)	—
Earnings (loss) before income taxes	380,914	65,151	(123,932)	322,133
Total assets	1,592,065	430,495	307,987	2,330,547
Capital expenditures	57,246	16,970	18,665	92,881
Depreciation and amortization	$63,885	$11,897	$11,916	$87,698
During fiscal 2021, sales to one customer in the Residential segment accounted for 10.6 percent of total consolidated gross sales. During fiscal 2020 and 2019, no customer accounted for 10.0 percent or more of total consolidated gross sales.
The following table presents the details of operating loss before income taxes for the company's Other activities (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Corporate expenses	$(112,419)	$(108,396)	$(124,422)
Interest expense	(28,659)	(33,156)	(28,835)
Earnings from wholly-owned domestic distribution companies and other income, net	12,053	8,393	29,325
Total operating loss	$(129,025)	$(133,159)	$(123,932)
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (in thousands):

Fiscal Years Ended October 31	United States	International Countries	Total
2021
Net sales	$3,131,954	$827,630	$3,959,584
Long-lived assets	$440,555	$47,176	$487,731
2020
Net sales	$2,700,694	$678,116	$3,378,810
Long-lived assets	$426,378	$41,541	$467,919
2019
Net sales	$2,413,153	$724,931	$3,138,084
Long-lived assets	$395,937	$41,380	$437,317

4	Revenue
The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase or sales order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which generally occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in the variable consideration associated with the estimated expense of certain of the company's sales promotions and incentives programs offered to customers, as well as anticipated product returns, when applicable. The company recognizes a provision for estimated variable consideration at the time revenue is recognized as a reduction of the transaction price. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable, and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.
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

The following tables disaggregate the company's reportable segment net sales by similar product type and geographic market (in thousands):

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,530,777	$975,832	$11,720	$3,518,329
Irrigation	398,823	34,245	8,187	441,255
Total net sales	$2,929,600	$1,010,077	$19,907	$3,959,584

Revenue by geographic market:
United States	$2,268,878	$843,169	$19,907	$3,131,954
International Countries	660,722	166,908	—	827,630
Total net sales	$2,929,600	$1,010,077	$19,907	$3,959,584

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,175,794	$787,716	$21,785	$2,985,295
Irrigation	347,658	33,029	12,828	393,515
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810

Revenue by geographic market:
United States	$1,976,690	$689,391	$34,613	$2,700,694
International Countries	546,762	131,354	—	678,116
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810

Fiscal Year Ended October 31, 2019	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,097,965	$628,521	$21,449	$2,747,935
Irrigation	345,483	32,753	11,913	390,149
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084

Revenue by geographic market:
United States	$1,853,054	$526,737	$33,362	$2,413,153
International Countries	590,394	134,537	—	724,931
Total net sales	$2,443,448	$661,274	$33,362	$3,138,084
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. In limited circumstances, the company ships some of its products on a consignment basis to a customer distribution center or warehouse whereby the company retains control of the product stored at the customer's distribution center or warehouse. As the company's products are removed from the distribution center or warehouse by the customer and shipped to the retail sale location, control is transferred from the company to the customer. At that time, the company invoices the customer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the customer's retail sale location from the distribution center or warehouse. The total value of consignment inventory as of October 31, 2021 and 2020 was $37.2 million and $24.6 million, respectively.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. The company recognizes variable consideration as a reduction of the transaction price at the time of the initial product sale by applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Variable consideration typically occurs as a result of certain of the company's sales promotions and incentive programs that are determined to represent price concessions because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration provided to the customer or (ii) the company anticipates a future cost based on historical or expected future business practice for which the company does not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. Such programs primarily consist of off-invoice discounts, rebates, and floor plan and retail financing. The cost of off-invoice discounts are incurred at the time of sale as a reduction of the transaction price and as a result, have no future cost. For all other sales promotion and incentive programs recorded as a reduction of the transaction price at the time of the initial product sale, the company estimates variable consideration using the expected value method because the company anticipates providing a future price concession based on historical or expected future business practice or other factors. Estimates of variable consideration under the expected value method are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products sold, forecasted sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends. When revenue is recognized, the estimated expense of these sales promotions and incentives programs is recorded as a reduction from gross sales within the Consolidated Statements of Earnings with a corresponding accrual recorded within sales promotions and incentives programs in the Consolidated Balance Sheets. Additionally, from time to time, the company may offer its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Such right of return offered on the company's products is also considered to be variable consideration that is estimated and recorded as a reduction of revenue based primarily on historical experience, anticipated sales returns estimated from sales terms, trend analysis, and other factors. The company records the obligation for product returns within accrued liabilities in the Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.
Collectability from the customer for product revenue is generally assumed to be probable because the company's financial exposure related to accounts receivable is reduced due to its wholesale floor plan financing programs, including its Red Iron joint venture. Red Iron provides floor plan inventory financing to certain dealers and distributors of the company's equipment and irrigation products. The company also has wholesale floor plan financing arrangements with separate third-party financial institutions to provide floor plan inventory financing to certain dealers not financed through Red Iron. When product sales are financed by Red Iron or other third-party financial institutions, the transactions are structured as an advance in the form of a payment to the company on behalf of a dealer or distributor with respect to invoices financed by the financial institutions. These payments extinguish the obligation of such dealer or distributor to make payment to the company under the terms of the applicable invoice. Under a separate agreement between each financial institution and the dealer or distributor, the financial institution provides a loan to the dealer or distributor for the advances paid by the financial institutions to the company. The company's product sales to customers that do not elect to finance product purchases through Red Iron or the third-party financial institutions are generally on open account with terms that generally approximate 30 to 120 days. The resulting receivables are included within receivables, net on the Consolidated Balance Sheets. The company performs ongoing credit evaluations of customers on open account terms in order to assess collectability.
Service and Extended Warranty Revenue
In certain cases, the company renders service contracts to customers, which typically range from 12 to 60 months. The company also sells separately priced extended warranty coverage on select products for a prescribed period after the standard warranty period expires, which typically range from 12 to 24 months. Under both types of contracts, the company receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the performance obligations under the contract.
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2021 and October 31, 2020, $24.1 million and $21.9 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2021, the company recognized $10.0 million of the October 31, 2020 deferred revenue balance. The company expects to recognize approximately $11.1 million of the October 31, 2021 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2022 and $13.0 million thereafter.

5	Goodwill and Other Intangible Assets
The company's acquisition of Venture Products on March 2, 2020 resulted in the recognition of $61.2 million and $75.3 million of goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Venture Products, refer to Note 2, Business Combinations and Asset Acquisitions.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2021 and 2020 were as follows (in thousands):

	Professional	Residential	Other	Total
Balance as of October 31, 2019	$350,250	$10,469	$1,534	$362,253
Goodwill acquired	62,252	—	—	62,252
Purchase price allocation adjustment	(866)	—	—	(866)
Translation adjustments	425	11	—	436
Balance as of October 31, 2020	412,061	10,480	1,534	424,075
Purchase price allocation adjustment	(1,027)	—	—	(1,027)
Goodwill divested	—	—	(1,534)	(1,534)
Translation adjustments	45	121	—	166
Balance as of October 31, 2021	$411,079	$10,601	$—	$421,680

Other Intangible Assets
The components of other intangible assets were as follows (in thousands, except weighted-average useful life in years):

October 31, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,283	$(14,670)	$3,613
Non-compete agreements	5.5	6,914	(6,872)	42
Customer-related	18.2	239,679	(62,617)	177,062
Developed technology	7.0	87,473	(43,348)	44,125
Trade names	15.4	7,524	(2,969)	4,555
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,263	(134,866)	229,397
Indefinite-lived - trade names		190,644	—	190,644
Total other intangible assets, net		$554,907	$(134,866)	$420,041

October 31, 2020	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,257	$(13,919)	$4,338
Non-compete agreements	5.5	6,892	(6,831)	61
Customer-related	18.2	239,634	(48,005)	191,629
Developed technology	7.6	51,995	(35,208)	16,787
Trade names	15.4	7,530	(2,552)	4,978
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.5	328,698	(110,905)	217,793
Indefinite-lived - trade names		190,512	—	190,512
Total other intangible assets, net		$519,210	$(110,905)	$408,305
Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2021, 2020, and 2019 was $23.8 million, $19.5 million, and $18.4 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2022, $24.2 million; 2023, $22.4 million; 2024, $21.4 million; 2025, $19.8 million; 2026, $19.0 million; and after 2026, $122.6 million.

6	Indebtedness
The following is a summary of the company's indebtedness (in thousands):

October 31	2021	2020
Revolving credit facility	$—	$—
$270 million term loan	270,000	—
$200 million term loan	—	100,000
$300 million term loan	—	180,000
$190 million term loan	—	90,000
3.81% series A senior notes	100,000	100,000
3.91% series B senior notes	100,000	100,000
7.8% debentures	100,000	100,000
6.625% senior notes	124,040	123,978
Less: unamortized discounts, debt issuance costs, and deferred charges	2,798	2,855
Total long-term debt	691,242	791,123
Less: current portion of long-term debt	—	99,873
Long-term debt, less current portion	$691,242	$691,250
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for each of the next five fiscal years are as follows: fiscal 2022, $0.0 million; fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $27.0 million; fiscal 2026, $243.0 million; and after fiscal 2026, $425.0 million.
Revolving Credit Facility
On October 5, 2021, the company entered into an amended and restated credit agreement ("amended credit agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $600.0 million ("revolving credit facility") that matures on October 5, 2026 and replaced the company's prior $600.0 million unsecured senior revolving credit facility scheduled to mature on June 19, 2023. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the credit agreement. As of October 31, 2021, the company had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under the revolving credit facility. As of October 31, 2020, the company had no outstanding borrowings under the prior revolving credit facility and $2.5 million outstanding under the prior sublimit for standby letters of credit, resulting in $597.5 million of unutilized availability under the prior revolving credit facility.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. During fiscal 2020 and 2019, the company incurred interest expense of $0.8 million, and $1.9 million, respectively, on the outstanding borrowings under the prior revolving credit facility. No interest expense was incurred under the company's current and prior revolving credit facilities during fiscal 2021.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the credit agreement for the company's revolving credit facility as of October 31, 2021.
$270.0 Million Term Loan Credit Agreement
The amended credit agreement executed on October 5, 2021 also provided for a five-year unsecured term loan in an aggregate principal amount of $270.0 million, the entire amount of which was funded on October 5, 2021 and matures on October 5, 2026 ("$270.0 million term loan"). Under the amended credit agreement, incremental term loan commitments may be established at the company's election and the approval of the borrowers on the $270.0 million term loan by an amount of up to $100.0 million.
Beginning December 31, 2024, the company is required to make quarterly principal amortization payments on the $270.0 million term loan equal to $6.75 million. On October 5, 2026, the aggregate principal amount of any remaining outstanding borrowings under the $270.0 million term loan is required to be repaid. The $270.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2021, there was $270.0 million of outstanding borrowings under the $270.0 million term loan.
Outstanding borrowings under the $270.0 million term loan bear interest at a variable rate generally based on LIBOR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the credit agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2021, the company incurred interest expense of $0.2 million on the outstanding borrowings under the $270.0 million term loan. No interest expense was incurred during fiscal 2020 and 2019.
The $270.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility and the company was in compliance with all covenants as of October 31, 2021.
$500.0 Million Term Loan Credit Agreement
In March 2019, the company entered into a term loan credit agreement with a syndicate of financial institutions for the purpose of partially funding the CMW purchase price and the related fees and expenses incurred in connection with such acquisition. The term loan credit agreement provided for a $200.0 million three-year unsecured senior term loan facility maturing on April 1, 2022 ("$200.0 million term loan) and a $300.0 million five-year unsecured senior term loan facility maturing on April 1, 2024 ("$300.0 million term loan" and collectively with the $200.0 million term loan, the "$500.0 million term loan"). The funds under the $500.0 million term loan were received on the CMW closing date.
As of October 31, 2020, the company had prepaid $100.0 million and $120.0 million of the outstanding principal balances of the $200.0 million term loan and $300.0 million term loan, respectively. Thus, as of October 31, 2020, there was $100.0 million and $180.0 million of outstanding borrowings under the $200.0 million term loan and $300.0 million term loan, respectively. During the second quarter of fiscal 2021, the company prepaid $10.0 million of the remaining outstanding borrowings under the $300.0 million term loan. As a result of the execution of the amended credit agreement during the fourth quarter of fiscal 2021, the remaining $100.0 million and $170.0 million outstanding principal balances under the $200.0 million term loan and $300.0 million term loan, respectively, were paid in full. As a result of the prepayment, there were no outstanding borrowings under the $200.0 million three-year unsecured senior term loan facility and $300.0 million five-year unsecured senior term loan facility, respectively, as of October 31, 2021.
Interest was previously calculated on outstanding borrowings under the $500.0 million term loan by utilizing a variable rate generally based on LIBOR or an alternative variable rate, based on the highest of the Bank of America prime rate, the federal funds rate, or a rate generally based on LIBOR, in each case subject to an additional basis point spread as defined in the $500.0 million term loan. Interest was payable quarterly in arrears. During the fiscal years ended October 31, 2021, 2020, and 2019, the company incurred

$3.1 million, $5.2 million, and $7.5 million, respectively, of interest expense on the outstanding borrowings of the $500.0 million term loan.
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
As of October 31, 2020, the company had prepaid $100.0 million of the outstanding principal balance of the $190.0 million term loan, resulting in a remaining outstanding principal balance of $90.0 million. During the first quarter of fiscal 2021, the company prepaid the remaining $90.0 million outstanding principal balance of the $190.0 million term loan. As a result of the prepayment, there were no outstanding borrowings under the $190.0 million term loan as of October 31, 2021.
Interest was previously calculated on outstanding borrowings under the $190.0 million term loan by utilizing a variable rate based on LIBOR or an alternative variable rate with a minimum rate of 0.75 percent, subject to an additional basis point spread as defined in the term loan credit agreement. Interest was payable quarterly in arrears. For the fiscal years ended October 31, 2021 and 2020, the company incurred interest expense of approximately $0.3 million and $2.4 million, respectively, on the outstanding borrowings under the $190.0 million term loan.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, the company entered into a private placement note purchase agreement with certain purchasers ("holders") pursuant to which the company agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, the company issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are unsecured senior obligations of the company.
No principal is due on the Senior Notes prior to their stated due dates. The company has the right to prepay all or a portion of either series of the Senior Notes in amounts equal to not less than 10.0 percent of the principal amount of the Senior Notes then outstanding upon notice to the holders of the series of Senior Notes being prepaid for 100.0 percent of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, the company has the right to prepay all of the outstanding Senior Note of such series for 100.0 percent of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to offer to prepay all Senior Notes for the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. The company incurred interest expense on the Senior Notes of $7.7 million, $7.7 million, and $2.6 million, respectively, for the fiscal years ended October 31, 2021, 2020, and 2019.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of minimum interest coverage and maximum leverage ratios, and other covenants, which, among other things, provide limitations on transactions with affiliates, mergers, consolidations and sales of assets, liens and priority debt. The company was in compliance with all representations, warranties, and covenants related to the private placement note purchase agreement as of October 31, 2021.
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
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. The company incurred interest expense of $8.0 million, $8.0 million, and $7.9 million, respectively, for the fiscal years ended October 31, 2021, 2020 and 2019.

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
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2021, 2020, and 2019, the company incurred interest expense of $8.4 million, respectively.

7	Management Actions
Toro Underground Wind Down
On August 1, 2019, during the company's fiscal 2019 third quarter, the company announced a plan to wind down the company's Toro-branded large directional drill and riding trencher product categories within its Professional segment product portfolio ("Toro underground wind down"). As of October 31, 2020, the company had completed the Toro underground wind down; and as a result, no charges were incurred during the fiscal year ended October 31, 2021. In connection with the Toro underground wind down, for the fiscal year ended October 31, 2020, the company recorded $0.9 million of pre-tax charges related to write-downs to net realizable value within cost of sales in the Consolidated Statements of Earnings. For the fiscal year ended October 31, 2019, the company recorded $8.8 million of pre-tax charges related to inventory write-downs to net realizable value and accelerated depreciation on fixed assets that will no longer be used within cost of sales in the Consolidated Statements of
Earnings as a result of the Toro underground wind down. Additionally, the company recorded $1.2 million of pre-tax charges related to inventory retail support activities within net sales in the Consolidated Statements of Earnings during the fiscal year ended October 31, 2019. No pre-tax charges related to inventory retail support activities were incurred during the fiscal years ended October 31, 2021 and 2020.
Corporate Restructuring
During the fourth quarter of fiscal 2019, the company incurred corporate restructuring charges related to employee severance costs as the company focused on aligning the company's operations in the most strategic and cost-effective structure subsequent to the CMW transaction. As a result of such corporate restructuring, the company recorded pre-tax charges of $0.6 million within cost of sales and pre-tax charges of $6.0 million within selling, general and administrative expense in the Consolidated Statements of Earnings during fiscal 2019. The company did not incur additional charges in fiscal 2021 and 2020 related to this corporate restructuring event.
Divestitures
On November 2, 2020, during the first quarter of fiscal 2021, the company completed the sale of its Northeastern U.S. distribution company and during the fourth quarter of fiscal 2019, the company divested of a used underground construction equipment business, which was acquired as a result of the company's acquisition of CMW. The divestitures were immaterial based on the company's Consolidated Financial Condition and Results of Operations.

8	Investment in Joint Venture
The company is party to a joint venture with TCFIF, a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the fiscal years ended October 31, 2021, 2020, and 2019.

Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement during fiscal 2021, 2020, and 2019 was $2,282.6 million, $1,832.5 million, and $1,924.9 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2021 and 2020 were $31.0 million and $12.6 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's inventory financing receivables and to provide financial support for Red Iron's inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company's total investment in Red Iron as of October 31, 2021 and 2020 was $20.7 million and $19.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

9	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Earnings before income taxes:
United States	$446,256	$369,016	$283,730
Foreign	53,562	38,054	38,403
Total earnings before income taxes	$499,818	$407,070	$322,133
Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Excess deduction for stock-based compensation	(1.5)	(1.7)	(3.7)
Domestic manufacturer's deduction	—	—	0.1
State and local income taxes, net of federal benefit	1.4	2.4	1.1
Foreign operations	(0.5)	(0.6)	(0.3)
Federal research tax credit	(1.4)	(1.7)	(1.5)
Foreign-derived intangible income	(0.9)	—	(1.3)
Remeasurement of deferred tax assets and liabilities	—	—	(0.1)
Deemed repatriation tax	—	—	(0.2)
Other, net	(0.1)	(0.4)	(0.2)
Effective tax rate	18.0%	19.0%	14.9%
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and allowed for delayed payment of employer payroll taxes, among other items. The company has reflected the impact of the CARES Act for the fiscal years ended October 31, 2021 and 2020 within its Consolidated Financial Statements and such impact was not material to the company's Consolidated Financial Statements.
Provision for Income Taxes
Components of the company's provision for income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Current provision:
Federal	$90,222	$58,243	$37,415
State	15,973	11,322	7,495
Foreign	9,163	5,534	6,846
Total current provision	$115,358	$75,099	$51,756
Deferred provision (benefit):
Federal	$(18,361)	$1,710	$(37)
State	(6,486)	634	(3,205)
Foreign	(573)	(74)	(364)
Total deferred provision (benefit)	(25,420)	2,270	(3,606)
Total provision for income taxes	$89,938	$77,369	$48,150
Deferred Income Taxes
The components of the company's deferred income tax assets and liabilities were as follows (in thousands):

Fiscal Years Ended October 31	2021	2020
Deferred income tax assets:
Compensation and benefits	$34,403	$30,363
Warranty and insurance	30,840	28,480
Lease liabilities	17,735	20,843
Advertising and sales promotions and incentives	6,669	6,937
Inventory	21,118	4,937
Deferred revenue	4,232	2,910
Other	10,520	9,643
Valuation allowance	(3,205)	(3,570)
Deferred income tax assets	$122,312	$100,543
Deferred income tax liabilities:
Right-of-use assets	$(17,071)	$(20,179)
Depreciation	(47,551)	(49,018)
Amortization	(102,287)	(95,315)
Deferred income tax liabilities	(166,909)	(164,512)
Deferred income tax liabilities, net	$(44,597)	$(63,969)
The net change in the total valuation allowance between the fiscal years ended October 31, 2021 and 2020 was a decrease of $0.4 million. The change in valuation allowance is related to state tax credits, branch foreign tax credits, capital loss carryforwards, and net operating losses that are expected to expire prior to utilization. As of October 31, 2021, the company had net operating loss carryforwards of approximately $1.3 million in foreign jurisdictions, which are comprised of $0.9 million that do not expire and $0.4 million that expire between fiscal 2025 and fiscal 2038. The company also had domestic credit carryforwards of $2.7 million that expire between fiscal 2028 and fiscal 2042.
The company considers that $22.3 million of the total undistributed earnings of its foreign operations are intended to be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2021, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 31, 2020	$2,860
Increase as a result of tax positions taken during a prior period	59
Decrease as a result of tax positions taken during a prior period	(98)
Increase as a result of tax positions taken during the current period	397
Reductions as a result of statute of limitations lapses	(105)
Unrecognized tax benefits as of October 31, 2021	$3,113
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $3.1 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2021, the company recorded $1.0 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2021. Included in the balance of unrecognized tax benefits as of October 31, 2021 are potential benefits of $3.3 million that, if recognized, would affect the effective tax rate.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2017. The company is under audit in certain state jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

10	Stock-Based Compensation
The company maintains the 2010 plan for executive officers, other employees, and non-employee Board members. The 2010 plan allows the company to grant stock-based compensation awards to such individuals, including stock options, restricted stock units, restricted stock, performance share awards, and unrestricted common stock awards. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2010 plan was 3,063,231 as of October 31, 2021. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Stock option awards	$9,971	$9,163	$6,537
Performance share awards	6,861	2,123	3,070
Restricted stock unit awards	4,306	3,429	3,230
Unrestricted common stock awards	671	693	592
Total compensation cost for stock-based compensation awards	$21,809	$15,408	$13,429
Related tax benefit from stock-based compensation awards	$5,221	$3,696	$3,200
Stock Option Awards
Under the 2010 plan, stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee Board members on an annual basis in the first quarter of the company's fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Options generally vest one-third each year over a three-year period and have a ten-year term but in certain circumstances, the vesting requirement may be modified such that options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value determined under the Black-Scholes valuation method is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers and non-employee Board members is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2010 plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee Board member has served on the company's Board for ten full fiscal years or more, the awards will not be forfeited but continue to vest according to their schedule following retirement. Therefore, the fair value of the options granted is fully expensed on the date of the grant.
The fair value of each stock option is estimated on the date of grant using various inputs and assumptions under the Black-Scholes valuation method. The expected life is a significant assumption as it determines the period for which the risk-free interest rate, stock price volatility, and dividend yield must be applied. The expected life is the average length of time in which executive officers, other employees, and non-employee Board members are expected to exercise their stock options, which is primarily based on historical exercise experience. The company groups executive officers and non-employee Board members for valuation purposes based on similar historical exercise behavior. Expected stock price volatility is based on the daily movement of the company's common stock over the most recent historical period equivalent to the expected life of the option. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. The expected dividend yield is estimated over the expected life based on the company's historical cash dividends paid, expected future cash dividends and dividend yield, and expected changes in the company's stock price.
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2021	2020	2019
Expected life of option in years	6.21	6.31	6.31
Expected stock price volatility	23.26%	19.53%	19.83%
Risk-free interest rate	0.55%	1.73%	2.77%
Expected dividend yield	0.86%	0.99%	1.18%
Per share weighted-average fair value at date of grant	$19.39	$15.23	$12.83
The table below presents stock option activity for fiscal 2021:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2020	2,646,603	$54.40	6.2	$73,305
Granted	546,569	92.73
Exercised	(403,134)	35.02
Forfeited	(18,684)	81.29
Outstanding as of October 31, 2021	2,771,354	$64.60	6.3	$85,576
Exercisable as of October 31, 2021	1,691,552	$53.90	5.0	$70,313
As of October 31, 2021, there was $3.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.92 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (in thousands):

Fiscal Years Ended October 31	2021	2020	2019
Market value of stock options exercised	$40,071	$56,761	$92,352
Intrinsic value of stock options exercised[1]	$25,952	$33,920	$62,288
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
Factors related to the company's performance share awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2021	2020	2019
Weighted-average fair value per award at date of grant	$90.59	$77.33	$59.58
Fair value of performance share awards vested	$3,428	$6,271	$6,300
The table below presents fiscal 2021 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2020	187,421	$67.58
Granted	53,976	90.59
Vested	(37,153)	65.40
Unvested as of October 31, 2021	204,244	$76.16
As of October 31, 2021, there was $9.0 million of total unrecognized compensation cost related to unvested performance share awards that is expected to be recognized over a weighted-average period of 1.80 years.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees that are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. In rare circumstances, such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience.
Factors related to the company's restricted stock unit awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2021	2020	2019
Weighted-average fair value per award at date of grant	$97.87	$74.55	$66.26
Fair value of restricted stock units vested	$4,464	$3,410	$3,083
The table below presents fiscal 2021 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2020	100,280	$67.69
Granted	73,098	97.87
Vested	(44,142)	65.68
Forfeited	(4,984)	79.15
Unvested as of October 31, 2021	124,252	$85.54
As of October 31, 2021, there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.19 years.
Unrestricted Common Stock Awards
During fiscal 2021, 2020, and 2019, 8,070, 8,920, and 10,090 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.
Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and certain other employees that receive performance share awards under the 2010 plan to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100 percent of the common stock payout and are always 100 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2021 and 2020. The total of common stock required to settle this deferred compensation obligation is included in the denominator of the calculation of both basic and diluted net earnings per share of common stock.

11	Stockholders' Equity
Stock Repurchase Program
On December 3, 2015, the company's Board authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company's Board authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. During fiscal 2021 and 2019, the company paid $302.3 million and $20.0 million to repurchase 2,989,794 and 359,758 shares, respectively, under the authorized repurchase program; and as a result of the fiscal 2021 repurchase activity, no shares remained authorized under the December 3, 2015 tranche of authorized shares under the company's stock repurchase program as of October 31, 2021. The company curtailed the repurchase of shares of its common stock during fiscal 2020 as a result of the Venture Products transaction and to enhance its liquidity position in response to COVID-19; and thus, no shares were repurchased during fiscal 2020. The company curtailed the repurchase of shares of its common stock during the company's fiscal 2019 second, third, and fourth quarters as a result of the CMW transaction. As of October 31, 2021, 4,052,462 shares remained authorized by the company's Board for repurchase under the December 4, 2018 tranche of authorized shares under the company's stock repurchase program. This authorized stock repurchase program has no expiration date but may be terminated by the Board at any time. The authorized stock repurchase program does not include shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards granted under the company's 2010 plan.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the company's Board authorized stock repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2021, the company had a total of 22,566,717 treasury shares at a total average cost of $1,595.8 million. As of October 31, 2020, the company had a total of 20,545,330 treasury shares at a total average cost of $1,323.2 million.

Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (in thousands):

As of October 31	2021	2020
Foreign currency translation adjustments	$19,535	$24,508
Pension benefits	3,899	5,106
Cash flow derivative instruments	2,562	4,648
Total accumulated other comprehensive loss	$25,996	$34,262
The components and activity of AOCL, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive income before reclassifications	(4,973)	(1,207)	(12,830)	(19,010)
Amounts reclassified from AOCL	—	—	10,744	10,744
Net current period other comprehensive income	(4,973)	(1,207)	(2,086)	(8,266)
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2019	$31,025	$4,861	$(3,837)	$32,049
Other comprehensive (income) loss before reclassifications	(6,517)	245	14,159	7,887
Amounts reclassified from AOCL	—	—	(5,674)	(5,674)
Net current period other comprehensive (income) loss	(6,517)	245	8,485	2,213
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 14, Derivative Instruments and Hedging Activities.

12	Commitments and Contingencies
Customer Financing Arrangements
Wholesale Financing
The company is party to a joint venture with TCFIF, established as Red Iron, to provide wholesale financing to certain dealers and distributors of certain of the company's products. Refer to Note 8, Investment in Joint Venture, for additional information related to Red Iron. Under a separate agreement, TCFCFC provides inventory financing to dealers of certain of the company's products in Canada. The company also has floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $460.5 million and $410.7 million of receivables for such dealers and distributors during the fiscal years ended October 31, 2021 and 2020, respectively. As of October 31, 2021 and 2020, $151.5 million and $137.6 million, respectively, of receivables financed by the third-party financing institutions and TCFCFC, excluding Red Iron, were outstanding.
The company entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, the company has agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the separate third-party financial institutions, the company also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the separate third-party financial institutions. For the fiscal years ended October 31, 2021 and 2020, the company was contingently liable to repurchase up to a maximum amount of $96.8 million and $128.1 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements during the fiscal years ended October 31, 2021, 2020, and 2019.
End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies. From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the end-customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2021 and 2020 was $11.4 million and $12.5 million, respectively.
Purchase Commitments
As of October 31, 2021, the company had $57.1 million of noncancelable purchase commitments with certain of the company's suppliers for commodities as part of the normal course of business. As of October 31, 2021, the company did not have any material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities and other property, plant and equipment.
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
As a result, on November 19, 2020, Exmark entered into the Settlement Agreement with BGG which provided, among other things, that (i) upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million (“Settlement Amount”), (ii) BGG agreed to immediately withdraw the Rehearing Petition and otherwise not pursue additional appellate review regarding the Infringement Action, and (iii) after receipt of the Settlement Amount, Exmark agreed to release a supersedeas appeal bond that had been obtained by BGG to support payment of the damages awarded to Exmark in the Infringement Action. On November 20, 2020, BGG filed a motion to withdraw the Rehearing Petition and on December 16, 2020, the bankruptcy court approved the Settlement Agreement. During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement

Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, the company recognized in selling, general and administrative expense within the Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with the company's external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount.

13	Leases
The company adopted ASU No. 2016-02, Leases (Topic) 842, on November 1, 2019, the first quarter of fiscal 2020, under the modified retrospective transition method with no cumulative-effect adjustment to beginning retained earnings within the Consolidated Balance Sheet as of such date. Accordingly, the company's Consolidated Financial Statements for the fiscal years ended October 31, 2021 and 2020 have been prepared and presented in accordance with ASC Topic 842, Leases, and the company's Consolidated Financial Statements for the fiscal year ended October 31, 2019 continue to be prepared and presented in accordance with the legacy lease accounting guidance at ASC Topic 840, Leases.
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
The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and includes all non-cancelable periods. The lease term may also include options to extend or terminate the lease when it is reasonably certain that such options will be exercised after considering all relevant economic and financial factors. Options to extend or terminate a lease are generally exercisable at the company's sole discretion, subject to any required minimum notification period and/or other contractual terms as defined within the respective lease agreement, as applicable. The company's renewal options generally range from extended terms of two to ten years. Certain leases also include options to purchase the identified asset. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded in cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature and use of the identified asset underlying the respective operating lease arrangement. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (in thousands):

Fiscal Year Ended October 31	2021	2020
Operating lease expense	$20,361	$19,637
Short-term lease expense	2,953	2,949
Variable lease expense	97	134
Total lease expense	$23,411	$22,720
Total lease expense related to the company's operating leases under the legacy lease accounting guidance at ASC Topic 840, Leases, was $34.1 million for the fiscal year ended October 31, 2019.
The following table presents supplemental cash flow information related to the company's operating leases (in thousands):

Fiscal Year Ended October 31	2021	2020
Operating cash flows for amounts included in the measurement of lease liabilities	$18,877	$17,762
Right-of-use assets obtained in exchange for lease obligations	$5,390	$22,667
The following table presents other lease information related to the company's operating leases as of October 31, 2021 and October 31, 2020:

	October 31, 2021	October 31, 2020
Weighted-average remaining lease term of operating leases in years	6.6	7.1
Weighted-average discount rate of operating leases	2.71%	2.79%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2021 (in thousands):

October 31, 2021
2022	$16,833
2023	13,568
2024	12,042
2025	10,446
2026	5,408
Thereafter	18,239
Total future minimum operating lease payments	76,536
Less: imputed interest	6,501
Present value of operating lease liabilities	$70,035

14	Derivative Instruments and Hedging Activities
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
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings. As of October 31, 2021, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $266.0 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2021	2020
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$189	$802
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	133	131
Total derivative assets	$322	$933
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$1,260	$2,687
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	872	(203)
Total derivative liabilities	$2,132	$2,484

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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2021	2020
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$423	$1,139
Derivative liabilities offsetting derivative assets	(101)	(206)
Net amount of derivative assets	$322	$933
Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$(4,853)	$(3,233)
Derivative assets offsetting derivative liabilities	2,721	749
Net amount of derivative liabilities	$(2,132)	$(2,484)
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (in thousands):

	Gain (Loss) Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2021	2020	2021	2020
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(10,883)	$5,023	$2,820	$(8,232)
Cost of sales	139	651	(734)	(253)
Total derivatives designated as cash flow hedging instruments	$(10,744)	$5,674	$2,086	$(8,485)
During fiscal 2021 and 2020, the company recognized immaterial losses and gains, respectively, within other income, net on the Consolidated Statement of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of October 31, 2021, the company expects to reclassify approximately $4.4 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (in thousands):

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2021	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,959,584	$(2,621,092)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(10,883)	139
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,427	$614

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2020	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,378,810	$(2,189,036)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	5,023	651
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$3,229	$313
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (in thousands):

Fiscal Years Ended October 31	2021	2020
Loss on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other income, net	$(4,566)	$(5,792)
Total loss on derivatives not designated as cash flow hedging instruments	$(4,566)	$(5,792)

15	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2021 and 2020, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Forward currency contracts	$2,132	$—	$2,132	$—
Total liabilities	$2,132	$—	$2,132	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2020	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$933	$—	$933	$—
Total assets	$933	$—	$933	$—

Liabilities:
Forward currency contracts	$2,484	$—	$2,484	$—
Total liabilities	$2,484	$—	$2,484	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination or asset acquisition are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations and asset acquisitions, when applicable. For additional information on the company's business combinations and asset acquisitions and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations and Asset Acquisitions.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
As of October 31, 2021 and 2020, the company's long-term debt included $424.0 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $517.9 million compared to its gross carrying amount of $424.0 million. As of October 31, 2020, the estimated gross fair value of long-term debt with fixed interest rates was $508.2 million compared to its gross carrying amount of $424.0 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

16	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $28.5 million, $17.4 million, and $23.4 million for the fiscal years ended October 31, 2021, 2020, and 2019, respectively. The decrease in expense for the fiscal year ended October 31, 2020, as compared to the fiscal years ended October 31, 2021 and October 31, 2019, was primarily the result of the company's suspension of discretionary retirement fund contributions for fiscal 2020 as a proactive cost reduction measure to mitigate the anticipated adverse impacts of COVID-19. The increase in expense for the fiscal year ended October 31, 2021 as compared to the fiscal year ended October 31, 2020 is primarily the result of the resumption of discretionary retirement fund contributions in fiscal 2021.
Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom ("defined benefit retirement plan"). The company was also previously a sponsor to another defined benefit pension plan for certain employees in the U.S. (collectively with the defined benefit retirement plan, the "defined benefit retirement plans"). This defined benefit pension plan for certain employees in the U.S. was terminated as of October 31, 2020 and all accumulated benefit obligations of the company related to such plan have been satisfied. The projected and accumulated benefit obligation of the defined benefit retirement plan was $35.1 million and $33.4 million as of October 31, 2021 and 2020, respectively. The fair value of the defined benefit retirement plan assets as of October 31, 2021 and 2020 was $33.0 million and $29.5 million, respectively. The net funded status of the defined benefit retirement plan as of October 31, 2021 and 2020 was underfunded at $2.1 million and $3.9 million, respectively.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized income of $0.1 million, $0.2 million, and $6.6 million for the fiscal years ended October 31, 2021, 2020, and 2019, respectively.
The company has omitted the remaining disclosures for the defined benefit retirement plans as the company deems these defined benefit retirement plans to be immaterial to its Consolidated Financial Statements.

17	Subsequent Events
The company has evaluated all subsequent events and concluded that no additional subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements.

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
The company's management evaluated, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control over Financial Reporting
The company's management report on internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting."
Attestation Report of the Independent Registered Public Accounting Firm
The report of KPMG LLP, the company's independent registered public accounting firm, regarding the effectiveness of the company's internal control over financial reporting is included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
On March 2, 2020, during the second quarter of fiscal 2020, the company completed the acquisition of Venture Products. Prior to this acquisition, Venture Products was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As of the end of fiscal 2021, the company has completed its integration activities related to internal control over financial reporting for Venture Products. Accordingly, the company has included Venture Products within its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2021. Refer to the company's management report on internal control over financial reporting included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting" for additional information.
With the exception of internal control-related integration activities in connection with the company's acquisition of Venture Products, there was no change in the company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," and "Corporate Governance — Board Committees," in the company's proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2021, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2021 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics, as applicable, by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Executive Compensation" and "Director Compensation" in the company's proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC.

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

2.5 (4)
Fourth Amendment to Agreement to Form Joint Venture dated as of March 26, 2021 and effective as of March 2, 2020 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2. to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, Commission File No. 1-8649).

2.6 (1)
Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).**

2.7
Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated May 31, 2011 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).**

2.8 (2)
Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated June 6, 2012 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.9 (3)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).**

2.10
Fourth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated as of July 17, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, Commission File No. 1-8649).

2.11
Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of December 20, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.12
Receivable Purchase Agreement dated October 1, 2009 by and among Toro Credit Company, as Seller, The Toro Company, and Red Iron Acceptance, LLC, as Buyer (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 1, 2009, Commission File No. 1-8649).**

2.13 (3)
Fourth Amended and Restated Program and Repurchase Agreement dated as of November 29, 2016 by and between The Toro Company and Red Iron Acceptance, LLC (incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

2.14 (4)
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
10.1
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.2
Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, Commission File No. 1-8649).*

10.3
The Toro Company Performance Share Plan (As Amended January 15, 2008) (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated January 15, 2008, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.9
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.10
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.11
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.12
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.13
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.14
Form of Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.15
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 18, 2011, Commission File No. 1-8649).*

10.16
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 29, 2011, Commission File No. 1-8649).*

10.17
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 19, 2015, Commission File No. 1-8649).*

10.18
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 19, 2016, Commission File No. 1-8649).*

10.19
Amended and Restated Credit Agreement dated as of October 5, 2021, by and among The Toro Company and Toro Luxembourg S.à r.l., as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A. and HSBC Bank USA, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 6, 2021, Commission File No. 1-8649).

10.20 (1)
Credit and Security Agreement dated August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 12, 2009, Commission File No. 1-8649).

10.21 (2)
First Amendment to Credit and Security Agreement dated June 6, 2012 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

10.22
Second Amendment to Credit and Security Agreement dated November 29, 2016 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 29, 2016, Commission File No. 1-8649).

10.23
Third Amendment to Credit and Security Agreement effective as of December 20, 2019 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

10.24	Fourth Amendment to Credit and Security Agreement effective as of November 1, 2021 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (filed herewith).
10.25
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

101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the SEC on December 17, 2021, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2021, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2021, (iii) Consolidated Balance Sheets as of October 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2021, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2021, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)   Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-8649, CF # 35552). The redacted material was filed separately with the Securities and Exchange Commission.
(2)   Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-8649, CF # 35553). The redacted material was filed separately with the Securities and Exchange Commission.
(3)   Portions of this exhibit have been redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-8649, CF # 34521). The redacted material was filed separately with the Securities and Exchange Commission.
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

THE TORO COMPANY
(Registrant)

By:	/s/ Renee J. Peterson	Dated:	December 17, 2021
Renee J. Peterson Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 17, 2021
Richard M. Olson

/s/ Renee J. Peterson	Vice President, Chief Financial Officer (principal financial and accounting officer)	December 17, 2021
Renee J. Peterson

/s/ Janet K. Cooper	Director	December 17, 2021
Janet K. Cooper

/s/ Gary L. Ellis	Director	December 17, 2021
Gary L. Ellis

/s/ Jeffrey M. Ettinger	Director	December 17, 2021
Jeffrey M. Ettinger

/s/ Katherine J. Harless	Director	December 17, 2021
Katherine J. Harless

/s/ Jeffrey L. Harmening	Director	December 17, 2021
Jeffrey L. Harmening

/s/ D. Christian Koch	Director	December 17, 2021
D. Christian Koch

/s/ Joyce A. Mullen	Director	December 17, 2021
Joyce A. Mullen

/s/ James C. O'Rourke	Director	December 17, 2021
James C. O'Rourke

/s/ Michael G. Vale	Director	December 17, 2021
Michael G. Vale