Form 10-Q
period 2022-01-28
TORO CO
filed 2022-03-03
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 28, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of February 24, 2022 was 104,537,567.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "encourage," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "promise," "may," "likely," "intend," "can," "seek," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, financial condition, the anticipated impacts of COVID-19, and the current global supply chain disruptions and inflationary environment; our business strategies, priorities, goals, and commitments; recent acquisitions and business initiatives; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19, such as but not limited to business closures, slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation or improvement; golf course closures; reduced governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction or sales; home foreclosures; the impact of U.S. federal debt, state debt and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations;
•Effect of COVID-19, including governmental, business, and individual actions that have been, and continue to be, taken in response and the success of COVID-19 vaccines and their effectiveness against COVID-19 and additional variants, on (i) our business, financial condition, and operating results; (ii) our dealers, distributors, mass retailers, and other channel partners and customers; (iii) our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands; (iv) our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; (v) the financial and credit markets and economic activity generally; (vi) our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; and (v) other risks described herein and in our SEC reports, which could be heightened as a result of COVID-19;
•Our ability to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance;
•Disruption and/or shortages in the availability of and the cost of commodities, components, parts, or accessories used in our products for reasons other than may be related to adverse economic conditions or COVID-19;
•Effect that weather conditions or climate change have on demand for our products and operations, including our supply chain;
•Changes in our product mix;
•Effect of competition;
•Our ability to cost-effectively expand and renovate existing facilities, open and manage new or acquired facilities, move production between manufacturing facilities, and/or any disruption at or near any of our facilities or other operations or those of our suppliers, distribution channel customers, mass retailers, or home centers where our products are sold;
•Our ability to retain our executive officers or other key employees, attract and retain other qualified employees or successfully implement executive officer, key employee or other leadership or employee transitions and any failure by us, or our suppliers or distribution channel partners, to hire and/or retain a labor force to enhance existing products and develop and market new products, adequately staff manufacturing operations, perform service or warranty work or other necessary activities, or allow employees to adequately and safely perform their jobs;

•Our inability to maintain appropriate inventory levels, including if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
•Changes in composition of, financial viability of, and the relationships with, our distribution channel customers;
•Risks associated with our credit arrangements and ratings and any material change in the availability or terms of, or termination or disruption of, credit offered to our customers, distributors, and dealers;
•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements;
•Our failure to comply with all applicable legal and regulatory requirements and the effect of product quality issues, product liability claims, and other litigation to which we are or may be subject;
•Risks associated with our recent and any future acquisitions and alliances, joint ventures, investments or partnerships and our failure to successfully complete divestitures or other restructuring activities;
•Our ability to obtain and protect our intellectual property and other proprietary rights or operate our business without infringing upon the intellectual property or other proprietary rights of others;
•Failure of our information systems or information security practices or those of our business partners or third-party service providers to adequately perform and/or protect sensitive or confidential information;
•Our ability to achieve our financial projections or other business initiatives in the time periods that we anticipate or at all;
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates; and
•Impact of increased scrutiny on our environmental, social and governance practices.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors;" Part II, Item 1A, "Risk Factors" of this report; and our subsequent filings with the U.S. Securities and Exchange Commission ("SEC").
All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, the risks described in our most recent Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors" and Part II, Item 1A, "Risk Factors" of this report, and our subsequent SEC filings, as well as others that we may consider immaterial or do not anticipate at this time. These risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	January 28, 2022	January 29, 2021
Net sales	$932,650	$872,986
Cost of sales	632,174	557,950
Gross profit	300,476	315,036
Selling, general and administrative expense	208,850	173,571
Operating earnings	91,626	141,465
Interest expense	(7,013)	(7,522)
Other income, net	2,534	1,883
Earnings before income taxes	87,147	135,826
Provision for income taxes	17,637	24,545
Net earnings	$69,510	$111,281

Basic net earnings per share of common stock	$0.66	$1.03

Diluted net earnings per share of common stock	$0.66	$1.02

Weighted-average number of shares of common stock outstanding — Basic	105,037	108,122

Weighted-average number of shares of common stock outstanding — Diluted	106,048	109,194

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 28, 2022	January 29, 2021
Net earnings	$69,510	$111,281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,990)	10,396
Derivative instruments, net of tax of $2,032 and $(2,792), respectively	6,372	(8,310)
Other comprehensive income, net of tax	382	2,086
Comprehensive income	$69,892	$113,367

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	January 28, 2022	January 29, 2021	October 31, 2021
ASSETS
Cash and cash equivalents	$192,959	$433,394	$405,612
Receivables, net	366,270	306,865	310,279
Inventories, net	832,072	675,307	738,170
Prepaid expenses and other current assets	45,962	41,177	35,124
Total current assets	1,437,263	1,456,743	1,489,185

Property, plant, and equipment, net	507,549	457,147	487,731
Goodwill	576,940	422,163	421,680
Other intangible assets, net	600,797	410,587	420,041
Right-of-use assets	78,306	75,467	66,990
Investment in finance affiliate	24,119	22,955	20,671
Deferred income taxes	3,938	9,658	5,800
Other assets	24,133	20,418	24,042
Total assets	$3,253,045	$2,875,138	$2,936,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$100,000	$9,992	$—
Accounts payable	474,483	364,361	503,116
Accrued liabilities	395,739	429,820	419,620
Short-term lease liabilities	15,842	15,368	14,283
Total current liabilities	986,064	819,541	937,019

Long-term debt, less current portion	991,354	691,356	691,242
Long-term lease liabilities	65,760	63,469	55,752
Deferred income taxes	50,382	71,970	50,397
Other long-term liabilities	39,936	49,080	50,598

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,528,510 shares as of January 28, 2022, 107,613,431 shares as of January 29, 2021, and 105,205,734 shares as of October 31, 2021	104,529	107,613	105,206
Retained earnings	1,040,634	1,104,285	1,071,922
Accumulated other comprehensive loss	(25,614)	(32,176)	(25,996)
Total stockholders’ equity	1,119,549	1,179,722	1,151,132
Total liabilities and stockholders’ equity	$3,253,045	$2,875,138	$2,936,140

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net earnings	$69,510	$111,281
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Non-cash income from finance affiliate	(1,398)	(1,283)
Contributions to finance affiliate, net	(2,050)	(1,927)
Depreciation of property, plant and equipment	18,487	19,173
Amortization of other intangible assets	6,456	4,894
Compensation cost for stock-based compensation awards	5,225	4,516
Deferred income taxes	—	1,232
Other	146	1,080
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(50,599)	(46,159)
Inventories, net	(59,171)	(25,594)
Prepaid expenses and other assets	(4,187)	(2,794)
Accounts payable, accrued liabilities, and other liabilities	(72,462)	30,606
Net cash (used in) provided by operating activities	(90,043)	95,025

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,903)	(10,504)
Business combinations, net of cash acquired	(401,494)	—
Asset acquisition, net of cash acquired	—	(4,542)
Proceeds from asset disposals	26	74
Proceeds from sale of a business	—	12,886
Net cash used in investing activities	(413,371)	(2,086)

Cash flows from financing activities:
Borrowings under debt arrangements	400,000	—
Repayments under debt arrangements	—	(90,000)
Proceeds from exercise of stock options	1,150	7,714
Payments of withholding taxes for stock awards	(1,381)	(941)
Purchases of TTC common stock	(75,000)	(31,351)
Dividends paid on TTC common stock	(31,469)	(28,411)
Net cash provided by (used in) financing activities	293,300	(142,989)

Effect of exchange rates on cash and cash equivalents	(2,539)	3,552

Net decrease in cash and cash equivalents	(212,653)	(46,498)
Cash and cash equivalents as of the beginning of the fiscal period	405,612	479,892
Cash and cash equivalents as of the end of the fiscal period	$192,959	$433,394

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.30 per share	—	(31,469)	—	(31,469)
Issuance of 109,658 shares of common stock under The Toro Company Amended and Restated 2010 Equity and Incentive Plan	109	1,074	—	1,183
Stock-based compensation expense	—	5,225	—	5,225
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 752,519 shares of common stock	(753)	(75,628)	—	(76,381)
Other comprehensive income	—	—	382	382
Net earnings	—	69,510	—	69,510
Balance as of January 28, 2022	$104,529	$1,040,634	$(25,614)	$1,119,549

Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.2625 per share	—	(28,411)	—	(28,411)
Issuance of 351,178 shares of common stock for exercised stock options and vested restricted stock units and performance share awards	350	5,879	—	6,229
Stock-based compensation expense	—	4,516	—	4,516
Contribution of 22,700 shares of common stock to a deferred compensation trust	23	1,462	—	1,485
Purchase of 343,117 shares of common stock	(343)	(31,949)	—	(32,292)
Other comprehensive income	—	—	2,086	2,086
Net earnings	—	111,281	—	111,281
Balance as of January 29, 2021	$107,613	$1,104,285	$(32,176)	$1,179,722

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 28, 2022

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate and the current COVID-19 pandemic, among other factors, operating results for the three months ended January 28, 2022 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2022.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. The continuing implications of COVID-19 on the company remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements as of and for the three months ended January 28, 2022 and in future reporting periods, which could result in a material adverse impact on the company's consolidated financial position, results of operations, and cash flows.
Accounting Policies and Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty accruals, allowances for current expected credit losses, pension accruals, self-insurance accruals, legal accruals, right-of-use assets and lease liabilities, useful lives for tangible and finite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination or an asset acquisition, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by COVID-19, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.

New Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under accounting standards codification Topic 740, Income Taxes. The amended guidance was adopted in the first quarter of fiscal 2022 and did not have a material impact on the company's Condensed Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance was adopted in the first quarter of fiscal 2022 and did not have a material impact on the company's Condensed Consolidated Financial Statements.
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The guidance was effective upon issuance on March 12, 2020 and the provisions of the temporary optional guidance provided by the ASU may be elected on a prospective basis from the beginning of an interim period that includes the issuance date of the ASU through December 31, 2022, when the reference rate reform activity is expected to be substantially complete. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. At this time, the company does not have receivables, hedging relationships, or operating lease agreements that reference LIBOR or another reference rate expected to be discontinued; and therefore, the company has not applied the optional practical expedients under this ASU to these classes of assets. On October 5, 2021, the company entered into an amended and restated credit agreement and at such time, the company concluded that the optional practical expedients provided by the ASU would not be elected as the required criteria were not met. The amended and restated credit agreement includes a transition clause in the event LIBOR is discontinued and the company's other fixed-rate financing agreements do not reference LIBOR or another reference rate expected to be discontinued. As such, the company does not expect the transition of LIBOR to have a material impact on the company's Condensed Consolidated Financial Statements; however, a review of other contracts and agreements is underway and is expected to be completed prior to December 31, 2022.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above, will not have a material impact on its Condensed Consolidated Financial Statements or do not apply to its operations.

2	Business Combination
Intimidator Group
On January 13, 2022 ("closing date"), pursuant to an equity interest purchase agreement ("equity agreement"), the company acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened the company's Professional reportable segment and expanded its manufacturing footprint and dealer network.
The Intimidator acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Intimidator, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Intimidator that was owned by an affiliate of Intimidator. The aggregate preliminary cash consideration was $398.9 million ("purchase price") and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. Such customary adjustments are expected to be completed during fiscal 2022. Additionally, the aggregate preliminary cash consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, the company could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of January 28, 2022, no liability was recorded within the

Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. If amounts were recorded for the contingent consideration during the 12 month provisional measurement period allowed under the accounting standards codification guidance for business combinations as a result of a qualifying tax change, the aggregate preliminary cash consideration would be increased by the amount of the contingent consideration with a corresponding increase in the goodwill recognized for the acquisition. The company funded the preliminary purchase price with borrowings under its existing unsecured senior revolving credit facility and cash provided by operating activities. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the purchase price, refer to Note 6, Indebtedness.
Preliminary Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the aggregate preliminary purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the closing date. The company believes that the information available as of the closing date provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed; however, the company is continuing to finalize these amounts. Thus, the preliminary measurements of the fair values of the assets acquired and liabilities assumed within the preliminary purchase price allocation are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation and complete the allocation of the preliminary purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to the assets acquired and liabilities assumed. These preliminary fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	January 13, 2022
Cash and cash equivalents	$2,601
Receivables	6,788
Inventories	36,006
Prepaid expenses and other current assets	511
Property, plant and equipment	26,825
Right-of-use assets	349
Goodwill	155,638
Other intangible assets:
Indefinite-lived trade name	99,100
Finite-lived trade names	3,260
Finite-lived customer-related	81,300
Finite-lived backlog	2,250
Accounts payable	(10,142)
Accrued liabilities	(2,662)
Short-term lease liabilities	(102)
Long-term lease liabilities	(247)
Total fair value of net assets acquired	401,475
Less: cash and cash equivalents acquired	(2,601)
Total preliminary purchase price	$398,874
The goodwill recognized is primarily attributable to the expected future cash flows, the value of the workforce, and expected synergies, including customer and dealer growth opportunities, expanding existing product lines, and cost reduction initiatives. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Intimidator was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $566.4 million as of January 28, 2022. The acquisition was considered an asset acquisition for income tax purposes and as a result, the goodwill arising from the transaction is deductible.
Other Intangible Assets Acquired
The allocation of the preliminary purchase price to the net assets acquired resulted in the recognition of $185.9 million of preliminary value for other intangible assets as of the closing date. The preliminary fair values of the acquired trade names, customer-related, and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the closing date, the acquired finite-lived intangible assets had a weighted average useful life of 9.5 years. The preliminary fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and were based on expected future revenues from the respective trade name. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 9.8 years as of the closing date. The preliminary fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the closing date of the acquisition, the weighted-average useful life of the customer-related and backlog intangible assets were determined to be 9.7 years and 9 months, respectively.
Results of Operations
Intimidator's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. Intimidator's operations had an immaterial impact on the company's Professional reportable segment net sales and segment earnings for the three month period ended January 28, 2022. Unaudited pro forma financial information is not disclosed as the Intimidator acquisition was not considered material to the company's consolidated results of operations.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment selection is based on the manner in which the company's chief operating decision maker organizes segments for making operating and investment decisions and assessing performance. The company has identified twelve operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. The company's Other activities consist of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses.
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (in thousands):

Three Months Ended January 28, 2022	Professional	Residential	Other	Total
Net sales	$672,885	$255,402	$4,363	$932,650
Intersegment gross sales (eliminations)	5,417	15	(5,432)	—
Earnings (loss) before income taxes	93,272	31,760	(37,885)	87,147
Total assets	$2,486,201	$444,549	$322,295	$3,253,045

Three Months Ended January 29, 2021	Professional	Residential	Other	Total
Net sales	$650,223	$217,700	$5,063	$872,986
Intersegment gross sales (eliminations)	6,642	16	(6,658)	—
Earnings (loss) before income taxes	116,816	32,108	(13,098)	135,826
Total assets	$1,952,536	$345,185	$577,417	$2,875,138
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Corporate expenses	$(32,828)	$(11,303)
Interest expense	(7,013)	(7,522)
Earnings from wholly-owned domestic distribution companies and other income, net	1,956	5,727
Total operating loss	$(37,885)	$(13,098)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended January 28, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$570,871	$244,589	$3,147	$818,607
Irrigation	102,014	10,813	1,216	114,043
Total net sales	$672,885	$255,402	$4,363	$932,650

Revenue by geographic market:
United States	$530,734	$202,567	$4,363	$737,664
International countries	142,151	52,835	—	194,986
Total net sales	$672,885	$255,402	$4,363	$932,650

Three Months Ended January 29, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$575,775	$205,923	$3,942	$785,640
Irrigation	74,448	11,777	1,121	87,346
Total net sales	$650,223	$217,700	$5,063	$872,986

Revenue by geographic market:
United States	$501,860	$174,382	$5,063	$681,305
International countries	148,363	43,318	—	191,681
Total net sales	$650,223	$217,700	$5,063	$872,986
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of January 28, 2022 and October 31, 2021, $24.6 million and $24.1 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 28, 2022, the company recognized $2.5 million of the October 31, 2021 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $8.6 million of the October 31, 2021 deferred revenue amount within net sales throughout the remainder of fiscal 2022, $7.7 million in fiscal 2023, and $5.3 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Intimidator on January 13, 2022 resulted in the recognition of $155.6 million and $185.9 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2022 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2021	$411,079	$10,601	$—	$421,680
Goodwill acquired	155,638	—	—	155,638
Translation adjustments	(321)	(57)	—	(378)
Balance as of January 28, 2022	$566,396	$10,544	$—	$576,940

Other Intangible Assets, Net
The components of other intangible assets, net as of January 28, 2022, January 29, 2021, and October 31, 2021 were as follows (in thousands):

January 28, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,291	$(14,858)	$3,433
Non-compete agreements	5.5	6,921	(6,885)	36
Customer-related	16.0	322,296	(66,325)	255,971
Developed technology	7.0	87,427	(45,748)	41,679
Trade names	13.7	10,762	(3,038)	7,724
Backlog and other	0.7	6,640	(4,390)	2,250
Total finite-lived	13.5	452,337	(141,244)	311,093
Indefinite-lived - trade names		289,704	—	289,704
Total other intangible assets, net		$742,041	$(141,244)	$600,797

January 29, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,275	$(14,123)	$4,152
Non-compete agreements	5.5	6,908	(6,851)	57
Customer-related	18.2	239,816	(51,747)	188,069
Developed technology	7.7	59,017	(36,230)	22,787
Trade names	15.3	7,563	(2,684)	4,879
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	15.3	335,969	(116,025)	219,944
Indefinite-lived - trade names		190,643	—	190,643
Total other intangible assets, net		$526,612	$(116,025)	$410,587

October 31, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,283	$(14,670)	$3,613
Non-compete agreements	5.5	6,914	(6,872)	42
Customer-related	18.2	239,679	(62,617)	177,062
Developed technology	7.0	87,473	(43,348)	44,125
Trade names	15.4	7,524	(2,969)	4,555
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,263	(134,866)	229,397
Indefinite-lived - trade names		190,644	—	190,644
Total other intangible assets, net		$554,907	$(134,866)	$420,041
Amortization expense for finite-lived intangible assets for the three months ended January 28, 2022 and January 29, 2021 were $6.5 million and $4.9 million, respectively. Estimated amortization expense for the remainder of fiscal 2022 and succeeding fiscal years is as follows: fiscal 2022 (remainder), $27.2 million; fiscal 2023, $32.7 million; fiscal 2024, $30.7 million; fiscal 2025, $28.2 million; fiscal 2026, $27.2 million; fiscal 2027, $22.7 million; and after fiscal 2027, $142.4 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$400,000	$—	$—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	180,000	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,055	123,993	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	2,701	2,645	2,798
Total long-term debt	1,091,354	701,348	691,242
Less: current portion of long-term debt	100,000	9,992	—
Long-term debt, less current portion	$991,354	$691,356	$691,242
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2022 and succeeding fiscal years are as follows: fiscal 2022 (remainder), $0.0 million; fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $27.0 million; fiscal 2026, $643.0 million; fiscal 2027, $0.0 million; and after fiscal 2027, $425.0 million. Typically, the company's revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies the portion of outstanding borrowings under the revolving credit facility that the company intends to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of January 28, 2022, the company reclassified $100.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company currently intends to repay this amount within the next twelve months.

7	Inventories, Net
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
On January 13, 2022, with the acquisition of Intimidator, the company acquired $36.0 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.
Inventories, net were as follows:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Raw materials and work in process	$383,285	$226,979	$335,325
Finished goods and service parts	584,274	530,415	538,332
Total FIFO and average cost value	967,559	757,394	873,657
Less: adjustment to LIFO value	135,487	82,087	135,487
Total inventories, net	$832,072	$675,307	$738,170

8	Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over two to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Condensed Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.
On January 13, 2022, with the acquisition of Intimidator, the company acquired $26.8 million of property, plant, and equipment, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.
Property, plant and equipment, net was as follows:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Land and land improvements	$57,924	$56,808	$57,690
Buildings and leasehold improvements	326,137	299,566	308,217
Machinery and equipment	529,289	500,410	522,012
Tooling	221,646	231,728	220,966
Computer hardware and software	97,629	102,357	97,485
Construction in process	95,448	58,346	85,722
Property, plant, and equipment, gross	1,328,073	1,249,215	1,292,092
Less: accumulated depreciation	820,524	792,068	804,361
Property, plant, and equipment, net	$507,549	$457,147	$487,731

9	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Beginning balance	$116,783	$107,121
Provisions	17,194	16,695
Acquisitions	1,940	—
Claims	(15,911)	(15,186)
Changes in estimates	(146)	153
Ending balance	$119,860	$108,783

10	Investment in Finance Affiliate
The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, are parties to the Red Iron joint venture ("Red Iron"), the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the three months ended January 28, 2022 and January 29, 2021.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the three months ended January 28, 2022 and January 29, 2021 were $528.1 million and $511.3 million, respectively. As of January 28, 2022, Red Iron’s total assets were $496.9 million and total liabilities were $443.3 million. The total amount of receivables due from Red Iron to the company as of January 28, 2022, January 29, 2021, and October 31, 2021 were $28.1 million, $13.1 million and $31.0 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of January 28, 2022, January 29, 2021, and October 31, 2021 was $24.1 million, $23.0 million, and $20.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Stock option awards	$1,828	$2,058
Performance share awards	1,621	827
Restricted stock unit awards	1,147	960
Unrestricted common stock awards	629	671
Total compensation cost for stock-based compensation awards	$5,225	$4,516
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first three months of the following fiscal periods:

	Fiscal 2022	Fiscal 2021
Expected life of option in years	6.19	6.21
Expected stock price volatility	23.76%	23.26%
Risk-free interest rate	1.30%	0.55%
Expected dividend yield	0.93%	0.86%
Per share weighted-average fair value at date of grant	$22.58	$19.38
Performance Share Awards
Under the 2010 plan, the company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2022 and 2021 was $98.41 and $90.59, respectively.
Restricted Stock Unit Awards
Under the 2010 plan, restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2022 and 2021 was $99.94 and $91.51, respectively.

Unrestricted Common Stock Awards
During the first quarter of fiscal 2022 and 2021, 6,453 and 8,070 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Foreign currency translation adjustments	$25,525	$14,112	$19,535
Pension benefits	3,899	5,106	3,899
Cash flow derivative instruments	(3,810)	12,958	2,562
Total accumulated other comprehensive loss	$25,614	$32,176	$25,996
The components and activity of AOCL, net of tax, for the three month periods ended January 28, 2022 and January 29, 2021 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive (income) loss before reclassifications	5,990	—	(6,641)	(651)
Amounts reclassified from AOCL	—	—	269	269
Net current period other comprehensive (income) loss	5,990	—	(6,372)	(382)
Balance as of January 28, 2022	$25,525	$3,899	$(3,810)	$25,614

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive (income) loss before reclassifications	(10,396)	—	6,312	(4,084)
Amounts reclassified from AOCL	—	—	1,998	1,998
Net current period other comprehensive (income) loss	(10,396)	—	8,310	(2,086)
Balance as of January 29, 2021	$14,112	$5,106	$12,958	$32,176
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended
(Shares in thousands)	January 28, 2022	January 29, 2021
Basic
Weighted-average number of shares of common stock	105,015	108,103
Assumed issuance of contingent shares	22	19
Weighted-average number of shares of common stock outstanding - Basic	105,037	108,122

Diluted
Weighted-average number of shares of common stock outstanding - Basic	105,037	108,122
Effect of dilutive shares	1,011	1,072
Weighted-average number of shares of common stock outstanding - Diluted	106,048	109,194
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 466,338 and 268,778 shares of common stock during the first quarter of fiscal 2022 and 2021, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

14	Contingencies
Litigation
From time to time, the company is party to litigation in the ordinary course of business. Such matters are generally subject to uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Litigation occasionally involves claims for punitive, as well as compensatory, damages arising out of the use of the company’s products. Although the company is self-insured to some extent, the company maintains insurance against certain product liability losses. The company is also subject to litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for personal injury, remedial investigations or clean up and other costs and damages. The company is also occasionally involved in commercial disputes, employment or employment-related disputes, and patent litigation cases in which it is asserting or defending against patent infringement claims. To prevent possible infringement of the company’s patents by others, the company periodically reviews competitors’ products. To avoid potential liability with respect to others’ patents, the company reviews certain patents issued by the U.S. Patent and Trademark Office and foreign patent offices. The company believes these activities help minimize its risk of being a defendant in patent infringement litigation.
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

15	Leases
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Operating lease expense	$6,165	$4,974
Short-term lease expense	1,415	580
Variable lease expense	—	17
Total lease expense	$7,580	$5,571
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Operating cash flows for amounts included in the measurement of lease liabilities	$4,567	$4,682
Right-of-use assets obtained in exchange for lease obligations	$14,881	$293
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Weighted-average remaining lease term of operating leases in years	6.6	6.9	6.6
Weighted-average discount rate of operating leases	2.56%	2.78%	2.71%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of January 28, 2022:

(Dollars in thousands)	January 28, 2022
2022 (remaining)	$13,618
2023	16,571
2024	15,101
2025	12,992
2026	7,965
Thereafter	23,862
Total future minimum operating lease payments	90,109
Less: imputed interest	8,507
Present value of operating lease liabilities	$81,602

16	Derivative Instruments and Hedging Activities
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

To reduce its exposure to foreign currency exchange rate risk, the company enters into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. The company’s policy does not allow the use of derivative instruments for trading or speculative purposes. The company has also made an accounting policy election to use the portfolio exception with respect to measuring counterparty credit risk for derivative instruments and to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position with each counterparty.
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
As of January 28, 2022, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $287.5 million.

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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$5,451	$1,294	$189
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	1,491	178	133
Total derivative assets	$6,942	$1,472	$322

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$14,763	$1,260
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	118	2,200	872
Total derivative liabilities	$118	$16,963	$2,132
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$8,118	$1,472	$423
Derivative liabilities offsetting derivative assets	(1,176)	—	(101)
Net amount of derivative assets	$6,942	$1,472	$322

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$(159)	$(16,970)	$(4,853)
Derivative assets offsetting derivative liabilities	41	7	2,721
Net amount of derivative liabilities	$(118)	$(16,963)	$(2,132)

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended January 28, 2022 and January 29, 2021:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(118)	$(2,097)	$5,670	$(7,694)
Cost of sales	(151)	99	702	(616)
Total derivatives designated as cash flow hedging instruments	$(269)	$(1,998)	$6,372	$(8,310)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2022 and fiscal 2021, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of January 28, 2022, the company expects to reclassify approximately $2.1 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	January 28, 2022		January 29, 2021
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$932,650	$(632,174)	$872,986	$(557,950)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(118)	(151)	(2,097)	99
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(926)	$97	$162	$185
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$1,242	$(3,478)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1,242	$(3,478)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of January 28, 2022, January 29, 2021, and October 31, 2021, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
January 28, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$6,942	$—	$6,942	$—
Total assets	$6,942	$—	$6,942	$—

Liabilities:
Forward currency contracts	$118	$—	$118	$—
Total liabilities	$118	$—	$118	$—

		Fair Value Measurements Using Inputs Considered as:
January 29, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,472	$—	$1,472	$—
Total assets	$1,472	$—	$1,472	$—

Liabilities:
Forward currency contracts	$16,963	$—	$16,963	$—
Total liabilities	$16,963	$—	$16,963	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Forward currency contracts	$2,132	$—	$2,132	$—
Total liabilities	$2,132	$—	$2,132	$—

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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of January 28, 2022, January 29, 2021 and October 31, 2021, the company's long-term debt included $424.1 million, $424.0 million and $424.0 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of January 28, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $499.1 million compared to its gross carrying amount of $424.1 million. As of January 29, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $524.3 million compared to its gross carrying amount of $424.0 million. As of October 31, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $517.9 million compared to its gross carrying amount of $424.0 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

18	Subsequent Events
The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
This discussion contains various "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and we refer readers to the section titled "Cautionary Note Regarding Forward-Looking Statements" located at the beginning of this Quarterly Report on Form 10-Q for more information.
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
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate preliminary cash consideration was $398.9 million ("purchase price") and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. Such customary adjustments are expected to be completed during fiscal 2022. Additionally, the aggregate preliminary cash consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, we could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of January 28, 2022, no liability was recorded within the Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. We funded the preliminary purchase price with borrowings under our existing unsecured senior revolving credit facility and cash provided by operating activities. Intimidator's results of operations are included within our Professional reportable segment in our Condensed Consolidated Financial Statements from the closing date and had an immaterial impact on our Professional reportable segment net sales and segment earnings for the three month period ended January 28, 2022. For additional information regarding the acquisition, refer to Note 2, Business Combination, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19," "virus," or "the pandemic") outbreak a global pandemic. COVID-19 has negatively impacted public health and portions of the global economy, significantly disrupted global supply chains, and created volatility in financial markets. Our main focus from the onset of the pandemic has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world. In support of continuing our global manufacturing and business operations, we have adopted, and continue to adhere to, certain rigorous and meaningful safety measures recommended by the U.S. Centers for Disease Control and Prevention, World Health Organization, and federal, state, local, and foreign authorities in an effort to protect our employees, customers, suppliers, and communities. In addition to our vigilant safety measures, we have also maintained our focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential global infrastructure, agricultural food production, and the enablement of safe areas for outdoor spaces. Our ability to meet the needs of our customers has been challenged by the adverse impact of COVID-19 on the global supply chain. Although we regularly monitor the adequacy of the supply of commodities, components, parts, and accessories and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship and/or government mandated restrictions on our suppliers caused by COVID-19, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands as a result of COVID-19 or otherwise, has and could continue to cause a disruption in our ability to procure the commodities, components, and parts required to manufacture our products. Ongoing communication and prioritization continues with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products and other government actions.
The continuing implications of COVID-19 on our business and manufacturing operations remain uncertain and will depend on certain future developments, including any adverse impact due to additional variants of the virus; its impact on market demand for our products; its impact on the global supply chain; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines against the virus and related variants. As a result, the ultimate impact on our future business and manufacturing operations, as well as results of operations, financial position, and cash flows as a result of COVID-19 is unknown at this time. We continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations in an attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures. If the adverse impacts from COVID-19 continue or worsen beyond expectations, our business and related results of operations, financial position, or cash flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets, and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future results of operations, financial position, or cash flows. For additional information regarding risks associated with COVID-19, refer to the section titled "Cautionary Note Regarding Forward-Looking Statements" located at the beginning of this Quarterly Report on Form 10-Q and also refer to Part I, Item 1A, "Risk Factors", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

RESULTS OF OPERATIONS
Overview
During the first quarter of fiscal 2022, we continued to experience the strong demand environment across both our Professional and Residential segments and we realized favorable impacts to both our net sales and gross margins as a result of our strategic pricing actions across our product lines. For the first quarter of fiscal 2022, our sales cadence was driven more by our ability to produce product than historical demand patterns and seasonality. While the strong demand environment and favorable net price realization positively impacted our results of operations, we continued to experience headwinds associated with the challenging inflationary and supply chain environment that adversely impacted our gross margins for the first quarter of fiscal 2022. More specifically, we experienced a greater degree of inflationary cost pressures on commodity and component parts during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021. Additionally, we continued to experience significant supply chain disruption during the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021, which resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, limited the ability of our suppliers to meet our commodity and component parts demand requirements. We intend to continue our historical practice of prudently managing expenses and adjusting production levels as needed to align with anticipated sales volumes and availability of commodity and component parts inventories, while also prioritizing our productivity initiatives and other investments that support long-term sustainable growth across our businesses. However, given our current expectation of continuing supply chain disruptions, our ability to effectively and efficiently adjust production levels as needed may be limited.
Consolidated net sales for the first quarter of fiscal 2022 were $932.7 million, up 6.8 percent compared to $873.0 million in the first quarter of fiscal 2021. Professional segment net sales for the first quarter of fiscal 2022 were $672.9 million, an increase of 3.5 percent compared to $650.2 million in the first quarter of the prior fiscal year. Residential segment net sales for the first quarter of fiscal 2022 were $255.4 million, an increase of 17.3 percent compared to $217.7 million in the first quarter of the prior fiscal year.
Net earnings for the first quarter of fiscal 2022 were $69.5 million, or $0.66 per diluted share, compared to $111.3 million, or $1.02 per diluted share, for the first quarter of fiscal 2021. Non-GAAP net earnings for the first quarter of fiscal 2022 were $69.7 million, or $0.66 per diluted share, compared to $93.2 million, or $0.85 per diluted share, for the first quarter of fiscal 2021. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the first quarter of fiscal 2022 by 14.3 percent to $0.30 per share compared to $0.2625 per share paid in the first quarter of fiscal 2021. We also continued repurchasing shares of our common stock under our Board authorized repurchase plan during the first quarter of fiscal 2022. As a result of the combination of quarterly cash dividends and share repurchases, we returned $106.5 million of cash to our shareholders during the first quarter of fiscal 2022.
Field inventory levels were lower as of the end of the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 across the majority of our businesses as a result of continued strong retail demand for our products that has exceeded our ability to produce certain products, most notably for Professional segment rental, specialty, and underground construction equipment and landscape contractor zero-turn riding mowers. The field inventory decrease was partially offset by higher levels of Residential segment zero-turn riding mower and walk power mower field inventory due to strong demand from channel partners ahead of their key selling seasons and our ability to produce product to meet the demand.
Net Sales
Consolidated net sales for the first quarter of fiscal 2022 were $932.7 million, up 6.8 percent compared to $873.0 million in the first quarter of fiscal 2021. This net sales increase was primarily driven by price increases across both Professional and Residential segment product lines, as well as increased shipments of Residential segment zero-turn riding mowers and walk power mowers ahead of our key selling season driven by continued strong demand. The increase in net sales was partially offset by supply chain challenges limiting product availability for Professional segment landscape contractor zero-turn riding mowers and golf and grounds products.
Net sales in international markets increased by $3.3 million for the first quarter fiscal 2022 compared to the first quarter of fiscal 2021. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $1.0 million for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The international net sales increase for the quarter comparison was mainly driven by price increases across our product lines and increased shipments of Residential segment zero-turn riding mowers and Professional segment ag-irrigation products due to strong demand, partially offset by supply chain challenges limiting product availability for golf and grounds products and underground construction equipment.

The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended
	January 28, 2022	January 29, 2021
Net sales	100.0%	100.0%
Cost of sales	(67.8)	(63.9)
Gross profit	32.2	36.1
Selling, general and administrative expense	(22.4)	(19.9)
Operating earnings	9.8	16.2
Interest expense	(0.8)	(0.9)
Other income, net	0.3	0.3
Earnings before income taxes	9.3	15.6
Provision for income taxes	(1.8)	(2.9)
Net earnings	7.5%	12.7%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2022 was $300.5 million, down 4.6 percent compared to $315.0 million in the first quarter of fiscal 2021. Gross margin was 32.2 percent for the first quarter of fiscal 2022 compared to 36.1 percent for the first quarter of fiscal 2021, a decrease of 390 basis points. The decrease in gross margin for the first quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts costs, unfavorable manufacturing variance due to supply chain challenges, and unfavorable product mix. The gross margin decrease was partially offset by improved net price realization as a result of price increases across our product lines and productivity improvements.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $35.3 million, or 20.3 percent, for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. As a percentage of net sales, SG&A expense increased 250 basis points for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in SG&A expense as a percentage of net sales for the first quarter comparison was primarily due to a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat in fiscal 2022, higher engineering expense for continued investments in new product development, and increased sales and marketing costs as trade show and other travel-related business practices continue to gradually return to pre-pandemic levels.
Interest Expense
Interest expense decreased $0.5 million for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This decrease was driven by lower average outstanding borrowings under our debt arrangements and lower average interest rates.
Other Income, Net
Other income, net for the first quarter of fiscal 2022 increased $0.7 million compared to the first quarter of fiscal 2021, primarily due to the favorable impact of foreign currency exchange rate fluctuations.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2022 was 20.2 percent compared to 18.1 percent in the first quarter of fiscal 2021. The increase in the effective tax rate was primarily driven by lower discrete tax benefits recorded as excess tax deductions for stock-based compensation. The non-GAAP effective tax rate for the first quarter of fiscal 2022 was 20.9 percent, compared to a non-GAAP effective tax rate of 21.5 percent in the first quarter of fiscal 2021. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the first quarter of fiscal 2022 were $69.5 million, or $0.66 per diluted share, compared to $111.3 million, or $1.02 per diluted share, for the first quarter of fiscal 2021, a decrease of 35.3 percent per diluted share. The decrease was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts costs, unfavorable manufacturing variance and product mix, and a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat. The decrease was partially offset by improved net price realization as a result of price increases across our product lines.
Non-GAAP net earnings for the first quarter of fiscal 2022 were $69.7 million, or $0.66 per diluted share, compared to $93.2 million, or $0.85 per diluted share, for the first quarter of fiscal 2021, a decrease of 22.4 percent per diluted share. The decrease was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts costs, as well as unfavorable manufacturing variance and product mix. The decrease was partially offset by improved net price realization as a result of price increases across our product lines. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
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

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021	Dollar Value Change	Percentage Change
Professional	$672,885	$650,223	$22,662	3.5%
Residential	255,402	217,700	37,702	17.3
Other	4,363	5,063	(700)	(13.8)
Total net sales*	$932,650	$872,986	$59,664	6.8%

*Includes international net sales of:	$194,986	$191,681	$3,305	1.7%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021	Dollar Value Change	Percentage Change
Professional	$93,272	$116,816	$(23,544)	(20.2)%
Residential	31,760	32,108	(348)	(1.1)
Other	(37,885)	(13,098)	(24,787)	(189.2)
Total segment earnings	$87,147	$135,826	$(48,679)	(35.8)%
Professional Segment
Segment Net Sales
Net sales for our Professional segment for the first quarter of fiscal 2022 increased 3.5 percent compared to the first quarter of fiscal 2021. The increase was primarily due to price increases across our Professional segment product lines, as well as growth in our irrigation and ag-irrigation businesses driven by product availability and strong demand. The increase in Professional segment net sales was partially offset by supply chain challenges limiting product availability for landscape contractor zero-turn riding mowers and golf and grounds products.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2022 decreased 20.2 percent compared to the first quarter of fiscal 2021, and when expressed as a percentage of net sales, decreased to 13.9 percent from 18.0 percent. As a percentage of net sales, the Professional segment earnings decrease for the first quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts costs, unfavorable manufacturing variance due to supply chain challenges, higher engineering expense for continued investments in new product development, and increased sales and marketing costs as trade show and other travel-related business practices continue to gradually return to pre-pandemic levels. The Professional segment earnings decrease was partially offset by improved net price realization as a result of price increases across our Professional segment product lines.
Residential Segment
Segment Net Sales
Net sales for our Residential segment for the first quarter of fiscal 2022 increased 17.3 percent compared to the first quarter of fiscal 2021. The Residential segment net sales increase for the first quarter comparison was mainly driven by price increases across our Residential segment product lines and increased shipments of zero-turn riding and walk power mowers ahead of our key selling season driven by continued strong demand.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2022 decreased 1.1 percent compared to the first quarter of fiscal 2021, and when expressed as a percentage of net sales, decreased to 12.4 percent from 14.7 percent. As a percentage of net sales, the Residential segment earnings decrease for the first quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity and component parts costs, as well as unfavorable product mix. The Residential segment earnings decrease was partially offset by improved net price realization as a result of price increases across our Residential segment product lines, productivity improvements, and leveraging expense over higher sales volumes.
Other Activities
Other Net Sales
Net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the first quarter of fiscal 2022 decreased by $0.7 million compared to the same period in fiscal 2021. This decrease was due to decreased sales from our wholly-owned domestic distribution company due to supply chain challenges limiting product availability, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution company.
Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2022 increased $24.8 million compared to the first quarter of fiscal 2021 and was primarily due to a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat in fiscal 2022.
FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment that has created supply chain disruption and more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements, our working capital strategy continues to place primary emphasis on increasing our commodity and component parts inventories in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the first quarter of fiscal 2022 increased $59.4 million, or 19.4 percent, compared to the end of the first quarter of fiscal 2021, mainly due to higher Residential segment sales to channels not financed through our Red Iron joint venture, as well as a higher receivable from our Red Iron joint venture as a result of increased Professional segment sales financed under the joint venture near quarter-end. Inventory levels were up $156.8 million, or 23.2 percent, as of the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, primarily due to higher raw material and work in process inventories due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods and the impact of inflation on the cost of commodities and component parts, as well as incremental inventories as a result of our acquisition of Intimidator. Accounts payable increased $110.1 million, or 30.2 percent, as of the end of the first quarter of fiscal 2022 compared to the end of the first quarter of fiscal 2021, mainly due to normalized spending activity in the first quarter of fiscal 2022 and the impact of inflation on the cost of commodities, component parts, and other purchased goods and services.
Cash Flow
Cash Flows from Operating Activities
Cash used in operating activities for the first three months of fiscal 2022 was $90.0 million compared to cash provided by operating activities for the first three months of fiscal 2021 of $95.0 million. This increase in cash used in operating activities was primarily due to cash used to satisfy accounts payable and accrued liabilities that remained outstanding as of October 31, 2021 as a result of normalized spending patterns and timing of invoice payments near the end of fiscal 2021, lower net earnings, and more cash consumed within inventory due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods and the impact of inflation on the cost of commodities and component parts.

Cash Flows from Investing Activities
Cash used in investing activities increased $411.3 million during the first three months of fiscal 2022 compared to the first three months of fiscal 2021. This increase was primarily due to more cash used to fund the preliminary purchase price for our acquisition of Intimidator and lower cash proceeds from the sale of a business.
Cash Flows from Financing Activities
Cash provided by financing activities for the first three months of fiscal 2022 was $293.3 million compared to cash used in financing activities for the first three months of fiscal 2021 of $143.0 million. This increase in cash provided by financing activities was mainly due to higher borrowings under our unsecured senior revolving credit facility to fund the preliminary purchase price for our acquisition of Intimidator, as well as less cash used for repayments of outstanding indebtedness. This increase was partially offset by more cash used for repurchases of shares of our common stock under our Board authorized repurchase program.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Because of our seasonality, our accounts receivable balance have historically increased between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and have typically decreased between May and December when payments are received. However, as a result of COVID-19 and the challenging macroeconomic environment that has created supply chain disruption, our accounts receivable pattern has not followed historical patterns during fiscal 2022 and fiscal 2021 because our sales cadence has been driven more by our ability to produce product than historical demand patterns and seasonality. We currently expect this trend to continue throughout the remainder of fiscal 2022.
We generally fund cash requirements for working capital needs, capital expenditures, contractual obligations, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions or for other corporate purposes. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of January 28, 2022, we had available liquidity of $387.4 million, consisting of cash and cash equivalents of $193.0 million, of which $99.1 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $194.4 million.
Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The following is a summary of our indebtedness:

(Dollars in thousands)	January 28, 2022	January 29, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$400,000	$—	$—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	180,000	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,055	123,993	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	2,701	2,645	2,798
Total long-term debt	1,091,354	701,348	691,242
Less: current portion of long-term debt	100,000	9,992	—
Long-term debt, less current portion	$991,354	$691,356	$691,242
As of January 28, 2022, we had $400.0 million of outstanding borrowings under the revolving credit facility, primarily as a result of the amount drawn to fund the purchase price of our acquisition of Intimidator, and $5.6 million outstanding under the sublimit for standby letters of credit, which resulted in $194.4 million of unutilized availability under the revolving credit facility. Typically, our revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if we intend to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, we reclassify the portion of outstanding borrowings under the revolving credit facility that we intend to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of January 28, 2022, we reclassified $100.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we currently intend to repay this amount within the next twelve months.
As of January 28, 2022, we were in compliance with all covenants related to our financing arrangements and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our financing arrangements during the remainder of fiscal 2022. If we were out of compliance with any covenant required by our financing arrangements following the applicable cure period, our term loan facility, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our financing arrangements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.30 per share for the first quarter of fiscal 2022 that was paid on January 11, 2022. This was an increase of 14.3 percent over our cash dividend of $0.2625 per share for the first quarter of fiscal 2021. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2022.
Share Repurchases
During the first three months of fiscal 2022, we repurchased 738,632 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of January 28, 2022, 3,313,830 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2022, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes to our end-user customer financing arrangements during the first three months of fiscal 2022.
Wholesale Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the three month periods ended January 28, 2022 and January 29, 2021 was $528.1 million and $511.3 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron or TCFCFC, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $106.5 million and $92.6 million of receivables for such dealers and distributors during the three month periods ended January 28, 2022 and January 29, 2021, respectively. As of January 28, 2022 and January 29, 2021, $220.0 million and $147.6 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of January 28, 2022 and January 29, 2021, we were contingently liable to repurchase up to a maximum amount of $172.3 million and $111.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the three month periods ended January 28, 2022 and January 29, 2021. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the three month periods ended January 28, 2022 and January 29, 2021:

	Three Months Ended
(Dollars in thousands, except per share data)	January 28, 2022	January 29, 2021
Operating earnings	$91,626	$141,465
Acquisition-related costs[1]	1,016	—
Litigation settlement, net[2]	—	(17,075)
Non-GAAP operating earnings	$92,642	$124,390

Earnings before income taxes	$87,147	$135,826
Acquisition-related costs[1]	1,016	—
Litigation settlement, net[2]	—	(17,075)
Non-GAAP earnings before income taxes	$88,163	$118,751

Net earnings	$69,510	$111,281
Acquisition-related costs[1]	804	—
Litigation settlement, net[2]	—	(13,455)
Tax impact of stock-based compensation[3]	(620)	(4,578)
Non-GAAP net earnings	$69,694	$93,248

Net earnings per diluted share	$0.66	$1.02
Acquisition-related costs[1]	0.01	—
Litigation settlement, net[2]	—	(0.13)
Tax impact of stock-based compensation[3]	(0.01)	(0.04)
Non-GAAP net earnings per diluted share	$0.66	$0.85

Effective tax rate	20.2%	18.1%
Tax impact of stock-based compensation[3]	0.7%	3.4%
Non-GAAP effective tax rate	20.9%	21.5%
1    On January 13, 2022, we completed the acquisition of Intimidator. Acquisition-related costs for the three month period ended January 28, 2022 represent transaction and integration costs incurred for our acquisition of Intimidator. No acquisition-related costs were incurred during the three month period ended January 29, 2021. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combination, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

2    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Accordingly, litigation settlement, net represents the net amount recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the settlement of the Infringement Action during the three month period ended January 29, 2021. No amounts were recorded for litigation settlement, net during the three month period ended January 28, 2022. Refer to Note 14, Contingencies, for additional information regarding the settlement of the Infringement Action.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three month periods ended January 28, 2022 and January 29, 2021.
Reconciliation of Non-GAAP Liquidity Measures
We define non-GAAP free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Non-GAAP free cash flow conversion percentage represents non-GAAP free cash flow as a percentage of net earnings. We consider non-GAAP free cash flow and non-GAAP free cash flow conversion percentage to be liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to non-GAAP free cash flow for the three month periods ended January 28, 2022 and January 29, 2021:

	Three Months Ended
(Dollars in thousands)	January 28, 2022	January 29, 2021
Net cash (used in) provided by operating activities	$(90,043)	$95,025
Less: Purchases of property, plant and equipment	11,903	10,504
Non-GAAP free cash flow	(101,946)	84,521
Net earnings	$69,510	$111,281
Non-GAAP free cash flow conversion percentage	(146.7)%	76.0%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 for a discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2021 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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
To reduce our exposure to foreign currency exchange rate risk, we enter into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, see Note 16, Derivative Instruments and Hedging Activities, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2022 through fiscal 2024. All items are non-trading and stated in U.S. dollars. As of January 28, 2022, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7276	$103,960	$106,242	$2,282
Buy U.S. dollar/Sell Canadian dollar	1.2827	38,232	37,836	(396)
Buy U.S. dollar/Sell Euro	1.1837	137,444	142,350	4,906
Buy U.S. dollar/Sell British pound	1.3383	46,399	46,110	(289)
Buy Mexican peso/Sell U.S. dollar	22.2558	$38,201	$38,522	$321
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of January 28, 2022 includes $424.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $270.0 million of gross variable rate debt under our term loan credit agreement, and $400.0 million outstanding on our variable rate revolving credit facility.
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

In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In the first three months of fiscal 2022, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the average cost of commodities, components, parts, and accessories purchased in the first three months of fiscal 2021. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2022 will continue to be significantly higher than the average costs experienced during the comparable period of fiscal 2021.
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
Changes in Internal Control Over Financial Reporting
On January 13, 2022, during the first quarter of fiscal 2022, we completed the acquisition of Intimidator. Prior to this acquisition, Intimidator was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Intimidator that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for Intimidator during fiscal 2023. Accordingly, we do not expect to include Intimidator within our assessment of internal control over financial reporting as of October 31, 2022.
With the exception of internal control related integration activities associated with the company's acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended January 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment and employment-related disputes, and patent litigation cases. For a description of our material legal proceedings, see Note 14, Contingencies, in our Notes to Condensed Consolidated Financial Statements under the headings titled "Litigation" and "Litigation Settlement" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II, Item 1 by reference.
ITEM 1A. RISK FACTORS
We are affected by risks specific to us, as well as factors that affect all businesses operating in a global market. The material risk factors known to us that could materially adversely affect our business, reputation, industry, operating results, or financial position or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. "Risk Factors." There has been no material change in those risk factors, with the exception of the addition of the following risk factor:
Our recent acquisition of Intimidator involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and results of operations.
On January 13, 2022, we acquired privately-held Intimidator. The acquisition involves certain risks, the occurrence of which could adversely affect our business, financial condition, and results of operations, including:
•Intimidator may have undisclosed, contingent, or other liabilities and we may not be able to recover some of the costs and expenses associated with these liabilities from insurance we obtained to cover breaches of representations and warranties or from indemnities in the equity agreement;
•unexpected events occurring after the acquisition could result in costs and expenses that we cannot recover from the sellers or third-party sources;
•implementing our policies and procedures at Intimidator could be more costly than we anticipated and may be disruptive to Intimidator's operations;
•diversion of management's attention to integrate Intimidator's business and operations and/or reallocation of amounts of capital from our other strategic initiatives;
•disruption to our existing operations and plans or inability to effectively manage our expanded operations;
•failure, difficulties, or delays in securing, integrating, and assimilating information, financial systems, internal controls, operations, manufacturing processes, products, or the distribution channel for Intimidator's businesses and product lines;
•potential loss of key Intimidator employees, suppliers, customers, or dealers or other adverse effects on existing business relationships with suppliers, customers, and dealers;
•adverse impact on overall profitability if our expanded operations do not achieve the growth prospects, net sales, earnings, cost or revenue synergies, or other financial results projected in our valuation models, or delays in the realization thereof;
•incorrect estimates made in the accounting for the acquisition or the potential write-off of significant amounts of goodwill, intangible assets, and/or other tangible assets if the Intimidator business does not perform in the future as expected;
•reduction of our borrowing capacity under our existing unsecured senior revolving credit facility and the increase in our leverage and debt service requirements could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy because we financed a portion of the acquisition and related transaction expenses with borrowings under our existing unsecured senior revolving credit facility; and
•other factors mentioned in our most recently filed Annual Report on Form 10-K, Part 1, Item 1A, "Risk Factors".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's first quarter ended January 28, 2022:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 1, 2021 through December 3, 2021	716,089	$101.52	716,089	3,336,373
December 4, 2021 through December 31, 2021	22,543	102.24	22,543	3,313,830
January 1, 2022 through January 28, 2022	1,201	97.14	—	3,313,830
Total	739,833	$101.53	738,632
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 738,632 shares under this authorized stock repurchase program during the period indicated above and 3,313,830 shares remained available to repurchase under this authorized stock repurchase program as of January 28, 2022.
2    Includes 1,201 shares of the company’s common stock purchased in open-market transactions at an average price of $97.14 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,201 shares were not repurchased under the company’s authorized stock repurchase program described in footnote 1 above.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 28, 2022, filed with the SEC on March 3, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended January 28, 2022 and January 29, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three month periods ended January 28, 2022 and January 29, 2021, (iii) Condensed Consolidated Balance Sheets as of January 28, 2022, January 29, 2021, and October 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended January 28, 2022 and January 29, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended January 28, 2022 and January 29, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 3, 2022	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)