Form 10-Q
period 2022-04-29
TORO CO
filed 2022-06-02
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of May 26, 2022 was 104,571,316.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "encourage," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "promise," "may," "likely," "intend," "can," "seek," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements and financial condition; the anticipated impacts of the novel coronavirus ("COVID-19" or "virus"), current global supply chain disruptions, Russia's invasion of Ukraine and the related sanctions and geopolitical tensions, the inflationary environment, tight labor market and other macroeconomic factors; our business strategies, priorities, goals, and commitments; recent acquisitions and business initiatives; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of COVID-19 or Russia's invasion of Ukraine and the related sanctions and geopolitical tensions, such as but not limited to business closures, slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; increased or prolonged high or low unemployment rates; tight labor market, higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation or improvement; golf course closures; reduced governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction or sales; home foreclosures; the impact of U.S. federal debt, state debt and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations;
•Continuing effects associated with COVID-19, including its variants, and the macroeconomic effects resulting therefrom, on (i) our business, financial condition, and operating results; (ii) our dealers, distributors, mass retailers, and other channel partners and customers; (iii) our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands; (iv) our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; (v) the financial and credit markets and economic activity generally; (vi) our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; and (v) other risks described herein and in our U.S. Securities and Exchange Commission ("SEC") reports, which have been and could continue to be heightened as a result of COVID-19;
•Continuing disruption and/or shortages in the availability of and the cost of commodities, components, parts, or accessories used in our products;
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
•Our inability to maintain appropriate inventory levels, including as a result of global supply chain disruptions, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
•Changes in composition of, financial viability of, and the relationships with, our distribution channel customers;
•Risks associated with our credit arrangements and ratings and any material change in the availability or terms of, or termination or disruption of, credit offered to our customers, distributors, and dealers;
•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, and Russia's invasion of Ukraine and the related sanctions and geopolitical tensions;
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
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates; and
•Impact of increased scrutiny on our environmental, social and governance practices (“ESG”) and SEC rule making on ESG disclosures.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors;" Part II, Item 1A, "Risk Factors" of this report; and our subsequent filings with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Net sales	$1,249,478	$1,149,107	$2,182,128	$2,022,093
Cost of sales	844,109	746,154	1,476,283	1,304,104
Gross profit	405,369	402,953	705,845	717,989
Selling, general and administrative expense	234,792	222,237	443,642	395,808
Operating earnings	170,577	180,716	262,203	322,181
Interest expense	(8,024)	(7,124)	(15,037)	(14,646)
Other income, net	2,503	3,651	5,037	5,534
Earnings before income taxes	165,056	177,243	252,203	313,069
Provision for income taxes	33,931	35,072	51,568	59,617
Net earnings	$131,125	$142,171	$200,635	$253,452

Basic net earnings per share of common stock	$1.25	$1.32	$1.91	$2.35

Diluted net earnings per share of common stock	$1.24	$1.31	$1.89	$2.32

Weighted-average number of shares of common stock outstanding — Basic	104,928	107,753	104,982	107,937

Weighted-average number of shares of common stock outstanding — Diluted	105,746	108,898	105,894	109,052

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Net earnings	$131,125	$142,171	$200,635	$253,452
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,408)	1,603	(15,398)	11,999
Derivative instruments, net of tax of $2,001; $291; $4,032; and $(2,500), respectively	7,199	1,161	13,571	(7,149)
Other comprehensive (loss) income, net of tax	(2,209)	2,764	(1,827)	4,850
Comprehensive income	$128,916	$144,935	$198,808	$258,302

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	April 29, 2022	April 30, 2021	October 31, 2021
ASSETS
Cash and cash equivalents	$263,233	$497,635	$405,612
Receivables, net	439,333	391,236	310,279
Inventories, net	891,676	628,811	738,170
Prepaid expenses and other current assets	69,434	41,809	35,124
Total current assets	1,663,676	1,559,491	1,489,185

Property, plant, and equipment, net	512,430	453,548	487,731
Goodwill	581,318	422,250	421,680
Other intangible assets, net	589,608	432,929	420,041
Right-of-use assets	75,533	73,774	66,990
Investment in finance affiliate	30,853	25,295	20,671
Deferred income taxes	1,908	9,183	5,800
Other assets	23,980	19,639	24,042
Total assets	$3,479,306	$2,996,109	$2,936,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$100,000	$99,959	$—
Accounts payable	566,769	421,738	503,116
Accrued liabilities	428,230	451,585	419,620
Short-term lease liabilities	15,729	15,622	14,283
Total current liabilities	1,110,728	988,904	937,019

Long-term debt, less current portion	990,970	591,496	691,242
Long-term lease liabilities	63,066	61,314	55,752
Deferred income taxes	50,349	74,440	50,397
Other long-term liabilities	40,677	50,538	50,598

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,568,002 shares as of April 29, 2022, 107,042,925 shares as of April 30, 2021, and 105,205,734 shares as of October 31, 2021	104,568	107,043	105,206
Retained earnings	1,146,771	1,151,786	1,071,922
Accumulated other comprehensive loss	(27,823)	(29,412)	(25,996)
Total stockholders’ equity	1,223,516	1,229,417	1,151,132
Total liabilities and stockholders’ equity	$3,479,306	$2,996,109	$2,936,140

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net earnings	$200,635	$253,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(3,475)	(3,329)
Contributions to finance affiliate, net	(6,707)	(2,221)
Depreciation of property, plant and equipment	37,318	38,045
Amortization of other intangible assets	15,632	11,134
Fair value step-up adjustment to acquired inventory	535	—
Compensation cost for stock-based compensation awards	11,133	10,345
Deferred income taxes	—	137
Other	313	(175)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(126,413)	(130,032)
Inventories, net	(122,731)	18,652
Prepaid expenses and other assets	(20,150)	360
Accounts payable, accrued liabilities, and other liabilities	56,774	122,251
Net cash provided by operating activities	42,864	318,619

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,969)	(26,198)
Business combinations, net of cash acquired	(403,120)	(14,874)
Asset acquisition, net of cash acquired	—	(26,976)
Proceeds from asset disposals	163	91
Proceeds from sale of a business	—	18,432
Net cash used in investing activities	(438,926)	(49,525)

Cash flows from financing activities:
Borrowings under debt arrangements	600,000	—
Repayments under debt arrangements	(200,000)	(100,000)
Proceeds from exercise of stock options	2,247	10,865
Payments of withholding taxes for stock awards	(1,850)	(1,169)
Purchases of TTC common stock	(75,000)	(107,152)
Dividends paid on TTC common stock	(62,954)	(56,602)
Net cash provided by (used in) financing activities	262,443	(254,058)

Effect of exchange rates on cash and cash equivalents	(8,760)	2,707

Net (decrease) increase in cash and cash equivalents	(142,379)	17,743
Cash and cash equivalents as of the beginning of the fiscal period	405,612	479,892
Cash and cash equivalents as of the end of the fiscal period	$263,233	$497,635

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 28, 2022	$104,529	$1,040,634	$(25,614)	$1,119,549
Cash dividends paid on common stock - $0.30 per share	—	(31,485)	—	(31,485)
Issuance of 43,681 shares of common stock under stock-based compensation plans	44	1,053	—	1,097
Stock-based compensation expense	—	5,908	—	5,908
Purchase of 5,389 shares of common stock	(5)	(464)	—	(469)
Other comprehensive loss	—	—	(2,209)	(2,209)
Net earnings	—	131,125	—	131,125
Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516

Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.60 per share	—	(62,954)	—	(62,954)
Issuance of 153,339 shares of common stock under stock-based compensation plans	153	2,127	—	2,280
Stock-based compensation expense	—	11,133	—	11,133
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 757,908 shares of common stock	(758)	(76,092)	—	(76,850)
Other comprehensive loss	—	—	(1,827)	(1,827)
Net earnings	—	200,635	—	200,635
Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516

Balance as of January 29, 2021	$107,613	$1,104,285	$(32,176)	$1,179,722
Cash dividends paid on common stock - $0.2625 per share	—	(28,191)	—	(28,191)
Issuance of 172,284 shares of common stock for exercised stock options and vested restricted stock units	173	2,978	—	3,151
Stock-based compensation expense	—	5,829	—	5,829
Purchase of 742,790 shares of common stock	(743)	(75,286)	—	(76,029)
Other comprehensive income	—	—	2,764	2,764
Net earnings	—	142,171	—	142,171
Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417

Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.525 per share	—	(56,602)	—	(56,602)
Issuance of 523,463 shares of common stock for exercised stock options and vested restricted stock units and performance share awards	523	8,857	—	9,380
Stock-based compensation expense	—	10,345	—	10,345
Contribution of 22,700 shares of common stock to a deferred compensation trust	23	1,462	—	1,485
Purchase of 1,085,907 shares of common stock	(1,086)	(107,235)	—	(108,321)
Other comprehensive income	—	—	4,850	4,850
Net earnings	—	253,452	—	253,452
Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 29, 2022

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, the effect of COVID-19 and the macroeconomic effects resulting therefrom on the Company's business and operating results, among other factors, operating results for the six months ended April 29, 2022 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2022.
The company’s fiscal year ends on October 31 and quarterly results are reported based on three-month periods that generally end on the Friday closest to the calendar quarter end. For comparative purposes, however, the company’s second and third quarters always include exactly 13 weeks of results so that the quarter end date for these two quarters is not necessarily the Friday closest to the calendar month end.
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
Impact of Russia's Invasion of Ukraine
During the second quarter of fiscal 2022, in response to Russia's Invasion of Ukraine, the company discontinued sales into the Russian and Belarus markets. Sales in those markets do not represent a significant share of our overall international business, and the company does not expect this decision to have a material impact on financial results.
Continuing Impact of COVID-19
COVID-19 is having lingering effects on public health and portions of the global economy. The company continues to see significant pressure on global supply chains rooted mainly in disruptions created by these effects. The continuing implications of COVID-19, including its variants, and the macroeconomic effects resulting therefrom, on the company remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements as of and for the six months ended April 29, 2022 and in future reporting periods, which could result in a material adverse impact on the company's consolidated financial position, results of operations, and cash flows.
Accounting Policies and Estimates
In preparing the Condensed Consolidated Financial Statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures, including disclosures of contingent assets and liabilities. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Estimates are used in determining, among other items, sales promotion and incentive accruals, incentive compensation accruals, income tax accruals, inventory valuation, warranty accruals, allowances for current expected credit losses, pension accruals, self-insurance accruals, legal accruals, right-of-use assets and lease liabilities, useful lives for tangible and finite-lived intangible assets, future cash flows associated with impairment testing for goodwill, indefinite-lived intangible assets and other long-lived assets, and valuations of the assets acquired and liabilities assumed in a business combination or an asset acquisition, when applicable. These estimates and assumptions are based on management’s best estimates and judgments at the time they are made and are generally derived from management's understanding and analysis of the relevant and current circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, when applicable. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that management believes to be reasonable under the circumstances, including the economic environment. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with certainty, including those impacted by COVID-19 and Russia's invasion of Ukraine and the related sanctions and geopolitical tensions, actual amounts could differ significantly from those estimated at the time the Condensed Consolidated Financial Statements are prepared.
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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The guidance was effective upon issuance on March 12, 2020 and the provisions of the temporary optional guidance provided by the ASU may be elected on a prospective basis from the beginning of an interim period that includes the issuance date of the ASU through December 31, 2022, when the reference rate reform activity is expected to be substantially complete. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. At this time, the company does not have receivables, hedging relationships, or operating lease agreements that reference LIBOR or another reference rate expected to be discontinued; and therefore, the company has not applied the optional practical expedients under this ASU to these classes of assets. On October 5, 2021, the company entered into an amended and restated credit agreement and at such time, the company concluded that the optional practical expedients provided by the ASU would not be elected as the required criteria were not met. The amended and restated credit agreement includes a transition clause in the event LIBOR is discontinued and the company's other fixed-rate financing agreements do not reference LIBOR or another reference rate expected to be discontinued. On April 27, 2022, the company amended its October 5, 2021 amended and restated revolving credit agreement to transition the reference rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). The SOFR reference rate will apply to draws and continuations that take place subsequent to the April 27, 2022 effective date of the amendment. For the outstanding borrowings as of April 29, 2022, the LIBOR reference rate was still in effect. The company does not expect the transition of LIBOR to have a material impact on the company's Condensed Consolidated Financial Statements; however, a review of other contracts and agreements is underway and is expected to be completed prior to December 31, 2022.
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

The Intimidator acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Intimidator, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Intimidator that was owned by an affiliate of Intimidator. The aggregate preliminary cash consideration was $400.5 million ("purchase price") and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. Such customary adjustments are expected to be completed during fiscal 2022. Additionally, the aggregate preliminary cash consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, the company could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of April 29, 2022, no liability was recorded within the Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. If amounts were recorded for the contingent consideration during the 12 month provisional measurement period allowed under the accounting standards codification guidance for business combinations as a result of a qualifying tax change, the aggregate preliminary cash consideration would be increased by the amount of the contingent consideration with a corresponding increase in the goodwill recognized for the acquisition. The company funded the preliminary purchase price with borrowings under its existing unsecured senior revolving credit facility and cash provided by operating activities. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the purchase price, refer to Note 6, Indebtedness.
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
The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to the assets acquired and liabilities assumed. These preliminary fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	January 13, 2022
Cash and cash equivalents	$975
Receivables	6,954
Inventories	34,608
Prepaid expenses and other current assets	512
Property, plant and equipment	27,619
Right-of-use assets	344
Goodwill	160,829
Other intangible assets:
Indefinite-lived trade name	99,100
Finite-lived trade names	3,260
Finite-lived customer-related	80,500
Finite-lived backlog	1,340
Accounts payable	(8,535)
Accrued liabilities	(5,687)
Short-term lease liabilities	(100)
Long-term lease liabilities	(244)
Total fair value of net assets acquired	401,475
Less: cash and cash equivalents acquired	(975)
Total preliminary purchase price	$400,500
The goodwill recognized is primarily attributable to the expected future cash flows, the value of the workforce, and expected synergies, including customer and dealer growth opportunities, expanding existing product lines, and cost reduction initiatives. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Intimidator was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $570.9 million as of April 29, 2022 as compared to $411.1 million as of October 31, 2021. The acquisition was considered an asset acquisition for income tax purposes and as a result, the goodwill arising from the transaction is deductible. As permitted under the accounting standards codification guidance for business combinations, the company recorded a $5.2 million increase to the carrying value of goodwill as of April 29, 2022 as a result of revising the Intimidator purchase price for certain customary adjustments. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for the three and six month periods ended April 29, 2022.
Other Intangible Assets Acquired
The allocation of the preliminary purchase price to the net assets acquired resulted in the recognition of $184.2 million of preliminary value for other intangible assets as of the closing date. The preliminary fair values of the acquired trade names, customer-related, and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the closing date, the acquired finite-lived intangible assets had a weighted average useful life of 9.5 years. The preliminary fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and were based on expected future revenues from the respective trade name. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 9.8 years as of the closing date. The preliminary fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the closing date of the acquisition, the weighted-average useful life of the customer-related and backlog intangible assets were determined to be 9.6 years and 9 months, respectively.
Results of Operations
Intimidator's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. For the three and six months ended April 29, 2022, the company recognized $60.5 million of net sales from Intimidator's operations. Intimidator's operations had an immaterial impact on Professional segment earnings for the three and six month periods ended April 29, 2022. Unaudited pro forma financial information is not disclosed as the Intimidator acquisition was not considered material to the company's consolidated results of operations.

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

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (in thousands):

Three Months Ended April 29, 2022	Professional	Residential	Other	Total
Net sales	$925,810	$319,675	$3,993	$1,249,478
Intersegment gross sales (eliminations)	7,348	20	(7,368)	—
Earnings (loss) before income taxes	$165,370	$37,095	$(37,409)	$165,056

Six Months Ended April 29, 2022	Professional	Residential	Other	Total
Net sales	$1,598,695	$575,077	$8,356	$2,182,128
Intersegment gross sales (eliminations)	12,765	35	(12,800)	—
Earnings (loss) before income taxes	258,642	68,855	(75,294)	252,203
Total assets	$2,589,796	$477,926	$411,584	$3,479,306

Three Months Ended April 30, 2021	Professional	Residential	Other	Total
Net sales	$828,358	$315,035	$5,714	$1,149,107
Intersegment gross sales (eliminations)	9,151	10	(9,161)	—
Earnings (loss) before income taxes	$167,132	$45,986	$(35,875)	$177,243

Six Months Ended April 30, 2021	Professional	Residential	Other	Total
Net sales	$1,478,581	$532,735	$10,777	$2,022,093
Intersegment gross sales (eliminations)	15,793	26	(15,819)	—
Earnings (loss) before income taxes	283,948	78,094	(48,973)	313,069
Total assets	$1,980,708	$365,040	$650,361	$2,996,109
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Corporate expenses	$(30,715)	$(33,714)	$(63,543)	$(45,017)
Interest expense	(8,024)	(7,124)	(15,037)	(14,646)
Earnings from wholly-owned domestic distribution companies and other income, net	1,330	4,963	3,286	10,690
Total operating loss	$(37,409)	$(35,875)	$(75,294)	$(48,973)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended April 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$797,940	$313,478	$1,958	$1,113,376
Irrigation	127,870	6,197	2,035	136,102
Total net sales	$925,810	$319,675	$3,993	$1,249,478

Revenue by geographic market:
United States	$728,813	$271,001	$3,993	$1,003,807
International countries	196,997	48,674	—	245,671
Total net sales	$925,810	$319,675	$3,993	$1,249,478

Six Months Ended April 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,368,811	$558,067	$5,105	$1,931,983
Irrigation	229,884	17,010	3,251	250,145
Total net sales	$1,598,695	$575,077	$8,356	$2,182,128

Revenue by geographic market:
United States	$1,259,547	$473,568	$8,356	$1,741,471
International countries	339,148	101,509	—	440,657
Total net sales	$1,598,695	$575,077	$8,356	$2,182,128

Three Months Ended April 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$706,341	$308,649	$4,330	$1,019,320
Irrigation	122,017	6,386	1,384	129,787
Total net sales	$828,358	$315,035	$5,714	$1,149,107

Revenue by geographic market:
United States	$620,205	$267,613	$5,714	$893,532
International countries	208,153	47,422	—	255,575
Total net sales	$828,358	$315,035	$5,714	$1,149,107

Six Months Ended April 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,282,116	$514,572	$8,272	$1,804,960
Irrigation	196,465	18,163	2,505	217,133
Total net sales	$1,478,581	$532,735	$10,777	$2,022,093

Revenue by geographic market:
United States	$1,122,065	$441,995	$10,777	$1,574,837
International countries	356,516	90,740	—	447,256
Total net sales	$1,478,581	$532,735	$10,777	$2,022,093
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of April 29, 2022 and October 31, 2021, $24.4 million and $24.1 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended April 29, 2022, the company recognized $3.0 million and $5.5 million, respectively, of the October 31, 2021 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $5.5 million of the October 31, 2021 deferred revenue amount within net sales throughout the remainder of fiscal 2022, $7.7 million in fiscal 2023, and $5.4 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Intimidator on January 13, 2022 resulted in the recognition of $160.8 million and $184.2 million of goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2022 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2021	$411,079	$10,601	$—	$421,680
Goodwill acquired	160,829	—	—	160,829
Translation adjustments	(1,033)	(158)	—	(1,191)
Balance as of April 29, 2022	$570,875	$10,443	$—	$581,318
Other Intangible Assets, Net
The components of other intangible assets, net as of April 29, 2022, April 30, 2021, and October 31, 2021 were as follows (in thousands):

April 29, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,269	$(15,015)	$3,254
Non-compete agreements	5.5	6,902	(6,870)	32
Customer-related	16.0	321,242	(72,197)	249,045
Developed technology	7.0	87,286	(47,975)	39,311
Trade names	13.7	10,714	(3,141)	7,573
Backlog and other	0.6	5,730	(4,879)	851
Total finite-lived	13.6	450,143	(150,077)	300,066
Indefinite-lived - trade names		289,542	—	289,542
Total other intangible assets, net		$739,685	$(150,077)	$589,608

April 30, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,276	$(14,304)	$3,972
Non-compete agreements	5.5	6,908	(6,856)	52
Customer-related	18.2	239,838	(55,407)	184,431
Developed technology	7.0	87,551	(38,535)	49,016
Trade names	15.3	7,563	(2,792)	4,771
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,526	(122,284)	242,242
Indefinite-lived - trade names		190,687	—	190,687
Total other intangible assets, net		$555,213	$(122,284)	$432,929

October 31, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,283	$(14,670)	$3,613
Non-compete agreements	5.5	6,914	(6,872)	42
Customer-related	18.2	239,679	(62,617)	177,062
Developed technology	7.0	87,473	(43,348)	44,125
Trade names	15.4	7,524	(2,969)	4,555
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,263	(134,866)	229,397
Indefinite-lived - trade names		190,644	—	190,644
Total other intangible assets, net		$554,907	$(134,866)	$420,041
Amortization expense for finite-lived intangible assets for the three and six months ended April 29, 2022 was $9.2 million and $15.6 million, respectively. Amortization expense for finite-lived intangible assets for the three and six months ended April 30, 2021 was $6.2 million and $11.1 million, respectively. Estimated amortization expense for the remainder of fiscal 2022 and succeeding fiscal years is as follows: fiscal 2022 (remainder), $17.4 million; fiscal 2023, $32.7 million; fiscal 2024, $30.8 million; fiscal 2025, $28.0 million; fiscal 2026, $26.9 million; fiscal 2027, $22.5 million; and after fiscal 2027, $141.8 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$200,000	$—	$—
$200 million term loan, due April 2027	200,000	—	—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	170,000	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,071	124,009	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	3,101	2,554	2,798
Total long-term debt	1,090,970	691,455	691,242
Less: current portion of long-term debt	100,000	99,959	—
Long-term debt, less current portion	$990,970	$591,496	$691,242
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2022 and succeeding fiscal years are as follows: fiscal 2022 (remainder), $0.0 million; fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $37.0 million; fiscal 2026, $463.0 million; fiscal 2027, $270.0 million; and after fiscal 2027, $325.0 million. Typically, the company's revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies the portion of outstanding borrowings under the revolving credit facility that the company intends to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of April 29, 2022, the company reclassified $100.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company currently intends to repay this amount within the next twelve months.
$200.0 Million Term Loan Credit Agreement
On April 27, 2022, the company entered into a term loan credit agreement ("$200.0 million term loan") with certain financial institutions for the purpose of paying down certain of its outstanding borrowings incurred in connection with the company's acquisition of Intimidator on January 13, 2022 and borrowed under its revolving credit facility provided under an amended and restated revolving credit agreement dated as of October 5, 2021. The entire $200.0 million available under the agreement was funded on April 27, 2022, and matures on April 27, 2027. In connection with the company's entry into the $200.0 million term loan, the company incurred immaterial debt issuance costs, which are being deferred and amortized over the life of the $200.0 million term loan and are netted against the outstanding borrowings under the $200.0 million term loan within the long-term debt, less current portion line item on the company's Condensed Consolidated Balance Sheets.
Outstanding borrowings under the $200.0 million term loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, depending on the leverage ratio (as measured quarterly and defined as the ratio of (i) total indebtedness to (ii) consolidated EBIT (earnings before interest and taxes) plus depreciation and amortization expense) and our debt rating. Interest is payable quarterly in arrears.
Beginning with the last business day of June 2025, the company is required to make quarterly amortization payments on the $200.0 million term loan equal to 2.5% of the original aggregate principal amount reduced by any applicable prepayments. The $200.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed.

The $200.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of April 29, 2022.

Revolving Credit Facility
On April 27, 2022, the company amended its October 5, 2021 amended and restated revolving credit agreement to transition the reference rate from LIBOR to term SOFR. The SOFR reference rate will apply to draws and continuations that take place subsequent to the April 27, 2022 effective date of the amendment. For the outstanding borrowings as of April 29, 2022, the LIBOR reference rate was still in effect.

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
On January 13, 2022, with the acquisition of Intimidator, the company acquired $34.6 million of inventory. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.

Inventories, net were as follows:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Raw materials and work in process	$421,387	$242,093	$335,325
Finished goods and service parts	605,776	468,805	538,332
Total FIFO and average cost value	1,027,163	710,898	873,657
Less: adjustment to LIFO value	135,487	82,087	135,487
Total inventories, net	$891,676	$628,811	$738,170

8	Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Condensed Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.
On January 13, 2022, with the acquisition of Intimidator, the company acquired $27.6 million of property, plant, and equipment. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combination.
Property, plant and equipment, net was as follows:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Land and land improvements	$57,210	$56,674	$57,690
Buildings and leasehold improvements	325,966	300,321	308,217
Machinery and equipment	534,358	507,438	522,012
Tooling	221,821	232,538	220,966
Computer hardware and software	97,355	102,308	97,485
Construction in process	110,379	64,592	85,722
Property, plant, and equipment, gross	1,347,089	1,263,871	1,292,092
Less: accumulated depreciation	834,659	810,323	804,361
Property, plant, and equipment, net	$512,430	$453,548	$487,731

9	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Beginning balance	$119,860	$108,783	$116,783	$107,121
Provisions	23,899	21,823	41,093	38,518
Acquisitions	1,257	—	3,197	—
Claims	(17,861)	(15,618)	(33,772)	(30,804)
Changes in estimates	(325)	4,401	(471)	4,554
Ending balance	$126,830	$119,389	$126,830	$119,389

10	Investment in Finance Affiliate
The company and a subsidiary of The Huntington National Bank, are parties to the Red Iron joint venture ("Red Iron"), the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the six months ended April 29, 2022 and April 30, 2021.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the six months ended April 29, 2022 and April 30, 2021 were $1,209.7 million and $1,180.9 million, respectively. As of April 29, 2022, Red Iron’s total assets were $636.3 million and total liabilities were $567.6 million. The total amount of receivables due from Red Iron to the company as of April 29, 2022, April 30, 2021, and October 31, 2021 were $19.9 million, $17.1 million and $31.0 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of April 29, 2022, April 30, 2021, and October 31, 2021 was $30.9 million, $25.3 million, and $20.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Stock option awards	$2,715	$2,598	$4,543	$4,657
Performance share awards	1,917	2,194	3,538	3,020
Restricted stock unit awards	1,276	1,037	2,423	1,997
Unrestricted common stock awards	—	—	629	671
Total compensation cost for stock-based compensation awards	$5,908	$5,829	$11,133	$10,345
On March 15, 2022, the company’s shareholders approved The Toro Company 2022 Equity and Incentive Plan (the “2022 plan”), which became effective immediately and replaced The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 plan”). The 2022 plan is administered by the Compensation & Human Resources Committee of the Board and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual performance awards, non-employee director awards and other cash-based and stock-based awards to eligible individuals. Subject to adjustment as provided in the 2022 plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2022 plan is equal to the sum of: (a) 1,250,000 shares, plus (b) the number of shares remaining available for grant under the 2010 plan but not subject to outstanding awards thereunder as of March 15, 2022, and plus (c) the number of shares subject to awards outstanding under the 2010 plan as of March 15, 2022 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.
Stock Option Awards
Stock options are granted with an exercise price equal to the closing price of the company’s common stock on the date of grant, as reported by the New York Stock Exchange. Options are generally granted to executive officers, other employees, and non-employee members of the company’s Board of Directors ("Board") on an annual basis in the first quarter of the company’s fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Options generally vest one-third each year over a three-year period and have a ten-year term but in certain circumstances, the vesting requirement may be modified such that options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value determined under the Black-Scholes valuation method is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers and non-employee Board members is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the 2022 plan or 2010 plan, as applicable. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee Board member has served on the company's Board for ten full fiscal years or more, the awards will not be forfeited but continue to vest according to their schedule following retirement. Therefore, the fair value of the options granted is fully expensed on the date of the grant.
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first six months of the following fiscal periods:

	Fiscal 2022	Fiscal 2021
Expected life of option in years	6.19	6.21
Expected stock price volatility	23.76%	23.26%
Risk-free interest rate	1.30%	0.55%
Expected dividend yield	0.94%	0.86%
Per share weighted-average fair value at date of grant	$22.57	$19.39
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2022 and 2021 was $98.41 and $90.59, respectively. No performance share awards were granted during the second quarter of fiscal 2022 and 2021.
Restricted Stock Unit Awards

Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2022 and 2021 was $98.43 and $91.95, respectively.
Unrestricted Common Stock Awards
During the first six months of fiscal 2022 and 2021, 6,453 and 8,070 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal 2022 and 2021.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Foreign currency translation adjustments	$34,933	$12,509	$19,535
Pension benefits	3,899	5,106	3,899
Cash flow derivative instruments	(11,009)	11,797	2,562
Total accumulated other comprehensive loss	$27,823	$29,412	$25,996
The components and activity of AOCL, net of tax, for the three and six month periods ended April 29, 2022 and April 30, 2021 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 28, 2022	$25,525	$3,899	$(3,810)	$25,614
Other comprehensive (income) loss before reclassifications	9,408	—	(7,175)	2,233
Amounts reclassified from AOCL	—	—	(24)	(24)
Net current period other comprehensive (income) loss	9,408	—	(7,199)	2,209
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive (income) loss before reclassifications	15,398	—	(13,816)	1,582
Amounts reclassified from AOCL	—	—	245	245
Net current period other comprehensive (income) loss	15,398	—	(13,571)	1,827
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 29, 2021	$14,112	$5,106	$12,958	$32,176
Other comprehensive income before reclassifications	(1,603)	—	(5,346)	(6,949)
Amounts reclassified from AOCL	—	—	4,185	4,185
Net current period other comprehensive income	(1,603)	—	(1,161)	(2,764)
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive (income) loss before reclassifications	(11,999)	—	966	(11,033)
Amounts reclassified from AOCL	—	—	6,183	6,183
Net current period other comprehensive (income) loss	(11,999)	—	7,149	(4,850)
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Basic
Weighted-average number of shares of common stock	104,928	107,753	104,971	107,927
Assumed issuance of contingent shares	—	—	11	10
Weighted-average number of shares of common stock outstanding - Basic	104,928	107,753	104,982	107,937

Diluted
Weighted-average number of shares of common stock outstanding - Basic	104,928	107,753	104,982	107,937
Effect of dilutive shares	818	1,145	912	1,115
Weighted-average number of shares of common stock outstanding - Diluted	105,746	108,898	105,894	109,052
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,038,598 and 508,907 shares of common stock during the second quarter of fiscal 2022 and 2021, respectively, and to purchase 586,359 and 382,917 shares of common stock during the first six months of fiscal 2022 and 2021, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Operating lease expense	$6,306	$5,117	$12,471	$10,091
Short-term lease expense	1,727	857	3,142	1,437
Variable lease expense	—	33	—	50
Total lease expense	$8,033	$6,007	$15,613	$11,578
The following table presents supplemental cash flow information related to the company's operating leases:

	Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021
Operating cash flows for amounts included in the measurement of lease liabilities	$9,380	$9,577
Right-of-use assets obtained in exchange for lease obligations	$15,896	$1,716
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Weighted-average remaining lease term of operating leases in years	6.4	6.8	6.6
Weighted-average discount rate of operating leases	2.94%	2.74%	2.71%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of April 29, 2022:

(Dollars in thousands)	April 29, 2022
2022 (remaining)	$9,157
2023	17,106
2024	15,673
2025	13,506
2026	8,323
Thereafter	23,934
Total future minimum operating lease payments	87,699
Less: imputed interest	8,904
Present value of operating lease liabilities	$78,795

16	Derivative Instruments and Hedging Activities
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
As of April 29, 2022, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $304.7 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$14,274	$1,452	$189
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	4,729	245	133
Total derivative assets	$19,003	$1,697	$322

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$13,923	$1,260
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	73	4,100	872
Total derivative liabilities	$73	$18,023	$2,132
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$19,325	$1,697	$423
Derivative liabilities offsetting derivative assets	(322)	—	(101)
Net amount of derivative assets	$19,003	$1,697	$322

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$(73)	$(18,111)	$(4,853)
Derivative assets offsetting derivative liabilities	—	88	2,721
Net amount of derivative liabilities	$(73)	$(18,023)	$(2,132)
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended April 29, 2022 and April 30, 2021:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(91)	$(4,115)	$6,658	$964
Cost of sales	115	(70)	541	197
Total derivatives designated as cash flow hedging instruments	$24	$(4,185)	$7,199	$1,161

	Six Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(209)	$(6,212)	$12,328	$(6,730)
Cost of sales	(36)	29	1,243	(419)
Total derivatives designated as cash flow hedging instruments	$(245)	$(6,183)	$13,571	$(7,149)
The company recognized immaterial gains within other income, net in the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2022, and recognized immaterial losses within other income, net in the Condensed Consolidated Statements of Earnings during second quarter and first six months of fiscal 2021, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of April 29, 2022, the company expects to reclassify approximately $10.3 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	April 29, 2022		April 30, 2021
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,249,478	$(844,109)	$1,149,107	$(746,154)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(91)	115	(4,115)	(70)
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(650)	$456	$300	$111

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	April 29, 2022		April 30, 2021
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,182,128	$(1,476,283)	$2,022,093	$(1,304,104)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	(209)	(36)	(6,212)	29
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(1,576)	$553	$462	$296
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$2,741	$(3,005)	$3,983	$(6,483)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$2,741	$(3,005)	$3,983	$(6,483)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2022, April 30, 2021, and October 31, 2021, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
April 29, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$19,003	$—	$19,003	$—
Total assets	$19,003	$—	$19,003	$—

Liabilities:
Forward currency contracts	$73	$—	$73	$—
Total liabilities	$73	$—	$73	$—

		Fair Value Measurements Using Inputs Considered as:
April 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,697	$—	$1,697	$—
Total assets	$1,697	$—	$1,697	$—

Liabilities:
Forward currency contracts	$18,023	$—	$18,023	$—
Total liabilities	$18,023	$—	$18,023	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Forward currency contracts	$2,132	$—	$2,132	$—
Total liabilities	$2,132	$—	$2,132	$—
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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of April 29, 2022, April 30, 2021 and October 31, 2021, the company's long-term debt included $424.1 million, $424.0 million and $424.0 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of April 29, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $446.8 million compared to its gross carrying amount of $424.1 million. As of April 30, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $511.1 million compared to its gross carrying amount of $424.0 million. As of October 31, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $517.9 million compared to its gross carrying amount of $424.0 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is a constant theme of our enterprise strategic priorities of accelerating profitable growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities, are embedded as part of our "Sustainability Endures" initiative.
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
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate preliminary cash consideration was $400.5 million ("purchase price") and remains subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. As part of these customary adjustments, we recorded a $5.2 million increase to the carrying value of goodwill as of April 29, 2022. Such customary adjustments are expected to be completed during fiscal 2022. Additionally, the aggregate preliminary cash consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, we could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of April 29, 2022, no liability was recorded within the Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. We funded the preliminary purchase price with borrowings under our existing unsecured senior revolving credit facility and cash provided by operating activities. Intimidator's results of operations are included within our Professional reportable segment in our Condensed Consolidated Financial Statements from the closing date. For the three and six months ended April 29, 2022, we recognized $60.5 million of net sales from Intimidator's operations. Intimidator's operations had an immaterial impact on Professional segment earnings for the three and six month periods ended April 29, 2022. For additional information regarding the acquisition, refer to Note 2, Business Combination, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impact of Russia's Invasion of Ukraine
During the second quarter of fiscal 2022, in response to Russia's Invasion of Ukraine, we discontinued sales into the Russian and Belarus markets. Sales in those markets do not represent a significant share of our overall international business, and we do not expect this decision to have a material impact on financial results.
Continuing Impact of COVID-19
COVID-19 is having lingering effects on public health and portions of the global economy. We continue to see significant pressure on global supply chains rooted mainly in disruptions created by these effects. Our main focus has been, and will continue to be, the health, safety, and well-being of our employees, customers, suppliers and communities around the world as we work through these ongoing supply chain challenges. As always, we are maintaining focus on our responsibility to meet the needs of our customers as we supply products that are critical to maintaining essential global infrastructure and agricultural food production. Ongoing communication and prioritization continues with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products.
The continuing implications of COVID-19, including its variants, and the macroeconomic effects resulting therefrom, on us remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on market demand for our products; its impact on our employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. As a result, the ultimate impact on our future business and manufacturing operations, as well as results of operations, financial position, and cash flows as a result of COVID-19 is unknown at this time. We continue to monitor the situation and the guidance from global government authorities, as well as federal, state, local and foreign public health authorities, and may take additional meaningful actions based on their requirements and recommendations in an attempt to protect the health and well-being of our employees, customers, suppliers, and communities. In these circumstances, there may be developments outside our control requiring us to adjust our operating plans and implement appropriate cost reduction measures. If the adverse impacts from COVID-19 continue or worsen beyond expectations, our business and related results of operations, financial position, or cash flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets, and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future results of operations, financial position, or cash flows. For additional information regarding risks associated with COVID-19, refer to the section titled "Cautionary Note Regarding Forward-Looking Statements" located at the beginning of this Quarterly Report on Form 10-Q and also refer to Part I, Item 1A, "Risk Factors", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2021.

RESULTS OF OPERATIONS
Overview
During the second quarter of fiscal 2022, we continued to experience strong customer order demand across both our Professional segment and Residential segments. For both the second quarter and year-to-date periods of fiscal 2022, we realized favorable impacts to both our net sales and gross margin as a result of continued net price realization across our product lines compared to the same periods in fiscal 2021. While the strong demand environment and favorable net price realization positively impacted our results of operations, we continued to experience headwinds associated with inflation and supply availability that adversely impacted our gross margins for the second quarter of fiscal 2022. Inflationary cost pressures on commodity and component parts and freight, as well as manufacturing inefficiencies caused by supply availability, all drove margins lower during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021. Additionally, we continued to experience significant supply chain disruption during the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021, which resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, limited the ability of our suppliers to meet our commodity and component parts demand requirements. We intend to continue our historical practice of prudently managing expenses and adjusting production levels as needed to align with anticipated sales volumes and availability of commodity and component parts inventories, while also prioritizing our productivity initiatives and other investments that support long-term sustainable growth across our businesses. However, given our current expectation of continuing supply chain disruptions, our ability to effectively and efficiently adjust production levels as needed may be limited.
Consolidated net sales for the second quarter of fiscal 2022 were $1,249.5 million, up 8.7 percent compared to $1,149.1 million in the second quarter of fiscal 2021. For the first six months of fiscal 2022, consolidated net sales were $2,182.1 million, up 7.9 percent compared to $2,022.1 million from the same period in the prior fiscal year.
Professional segment net sales for the second quarter of fiscal 2022 were $925.8 million, an increase of 11.8 percent compared to $828.4 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2022, Professional segment net sales were $1,598.7 million, an increase of 8.1 percent compared to $1,478.6 million in the prior fiscal year comparable period.
Residential segment net sales for the second quarter of fiscal 2022 were $319.7 million, an increase of 1.5 percent compared to $315.0 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2022, Residential segment net sales were $575.1 million, an increase of 7.9 percent compared to $532.7 million in the prior fiscal year comparable period.
Net earnings for the second quarter of fiscal 2022 were $131.1 million, or $1.24 per diluted share, compared to $142.2 million, or $1.31 per diluted share, for the second quarter of fiscal 2021. Net earnings for the first six months of fiscal 2022 were $200.6 million, or $1.89 per diluted share, compared to $253.5 million, or $2.32 per diluted share, in the comparable fiscal 2021 period.
Non-GAAP net earnings for the second quarter of fiscal 2022 were $132.1 million, or $1.25 per diluted share, compared to $140.3 million, or $1.29 per diluted share, for the second quarter of fiscal 2021. Non-GAAP net earnings for the first six months of fiscal 2022 were $201.8 million, or $1.91 per diluted share, compared to $233.5 million, or $2.14 per diluted share, in the comparable fiscal 2021 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the second quarter of fiscal 2022 by 14.3 percent to $0.30 per share compared to $0.2625 per share paid in the second quarter of fiscal 2021. As a result of the combination of quarterly cash dividends and share repurchases, we returned $138.0 million of cash to our shareholders during the first six months of fiscal 2022.
Field inventory levels were lower as of the end of the second quarter of fiscal 2022 compared to the end of the second quarter of fiscal 2021 driven by Professional segment businesses as continued strong demand has exceeded our ability to produce certain products. Residential field inventory is nearing historical levels.
Net Sales
Consolidated net sales for the second quarter of fiscal 2022 were $1,249.5 million, up 8.7 percent compared to $1,149.1 million in the second quarter of fiscal 2021.
For the year-to-date period of fiscal 2022, consolidated net sales were $2,182.1 million, up 7.9 percent compared to $2,022.1 million from the same period in the prior fiscal year. For both the second quarter and year-to-date periods of fiscal 2022, the increases to net sales were primarily driven by net price realization across both Professional and Residential segment product lines, partially offset by lower volumes. For the second quarter and year-to-date periods of fiscal 2022, the acquisition of Intimidator contributed $60.5 million of net sales.

Net sales in international markets decreased by $9.9 million and $6.6 million for the second quarter and year-to-date periods of fiscal 2022, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $1.8 million and $2.8 million for the second quarter and year-to-date periods of fiscal 2022, respectively. The international net sales decrease for the quarter comparison was mainly driven by decreased shipments of underground construction equipment and agricultural irrigation products, partially offset by higher demand for zero-turn riding products and battery-powered walk power mowers. The international net sales decrease for the year-to-date period of fiscal 2022 was mainly driven by lower sales of underground construction equipment and decreased shipments of golf and grounds equipment due to product availability. This decrease was partially offset by increased shipments of zero-turn riding products.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.6)	(64.9)	(67.7)	(64.5)
Gross profit	32.4	35.1	32.3	35.5
Selling, general and administrative expense	(18.7)	(19.4)	(20.3)	(19.6)
Operating earnings	13.7	15.7	12.0	15.9
Interest expense	(0.6)	(0.6)	(0.7)	(0.7)
Other income, net	0.1	0.3	0.3	0.3
Earnings before income taxes	13.2	15.4	11.6	15.5
Provision for income taxes	(2.7)	(3.0)	(2.4)	(3.0)
Net earnings	10.5%	12.4%	9.2%	12.5%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2022 was $405.4 million, up 0.6 percent compared to $403.0 million in the second quarter of fiscal 2021. Gross margin was 32.4 percent for the second quarter of fiscal 2022 compared to 35.1 percent for the second quarter of fiscal 2021, a decrease of 270 basis points. Non-GAAP gross profit for the second quarter of fiscal 2022 was $406.4 million, up 0.9 percent compared to $403.0 million in the second quarter of fiscal 2021. Non-GAAP gross margin was 32.5 percent for the second quarter of fiscal 2022 compared to 35.1 percent for the second quarter of fiscal 2021, a decrease of 260 basis points. The decreases in reported and adjusted gross margin were primarily due to higher material, freight and manufacturing costs and the addition of Intimidator, which products have a lower initial gross margin than the company average, partially offset by increased net price realization and productivity initiatives.
Gross profit for the year-to-date period of fiscal 2022 was $705.8 million, down 1.7 percent compared to $718.0 million in the same period of fiscal 2021. Gross margin was 32.3 percent for the year-to-date period of fiscal 2022 compared to 35.5 percent for the prior year comparable period, a decrease of 320 basis points. Non-GAAP gross profit for the year-to-date period of fiscal 2022 was $706.9 million, down 1.5 percent compared to $718.0 million in the same period of fiscal 2021. Non-GAAP gross margin was 32.4% for the year-to-date period of fiscal 2022 compared to 35.5% for the prior year comparable period, a decrease of 310 basis points. The decreases in reported and adjusted gross margin were primarily due to higher material, freight and manufacturing costs, partially offset by increased net price realization and productivity initiatives.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $12.6 million, or 5.6 percent, for the second quarter of fiscal 2022 and increased $47.8 million, or 12.1 percent, for the year-to-date period of fiscal 2022 compared to the same periods of fiscal 2021. As a percentage of net sales, SG&A expense decreased 70 basis points and increased 70 basis points for the second quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. The improvement in SG&A expense as a percentage of net sales for the second quarter comparison was primarily due to leveraging expense over higher net sales and lower incentive expense, partially offset by higher indirect marketing expenses for trade shows and meeting costs in the current-year period compared to the same period of fiscal 2021. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily the result of a favorable net legal settlement with Briggs & Stratton ("BGG") that was recognized in fiscal 2021 and did not repeat in fiscal 2022.
Interest Expense
Interest expense increased $0.9 million and $0.4 million for the second quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. These increases were driven by incremental borrowing during the current fiscal year periods to fund the Intimidator acquisition.

Other Income, Net
Other income, net decreased $1.1 million and $0.5 million for the second quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. These decreases were primarily due to the unfavorable impact of foreign currency exchange rate fluctuations.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2022 was 20.6 percent compared to 19.8 percent in the second quarter of fiscal 2021. The effective tax rate for the year-to-date period of fiscal 2022 was 20.4 percent compared to 19.0 percent in the same period of fiscal 2021. The increases in the effective tax rate for the quarter and year-to-date comparisons were primarily due to lower tax benefits for the excess tax deduction for stock-based compensation.

The non-GAAP effective tax rate for the second quarter of fiscal 2022 was 20.8 percent, compared to a non-GAAP effective tax rate of 20.9 percent in the second quarter of fiscal 2021. The non-GAAP effective tax rate for the year-to-date period of fiscal 2022 was 20.8 percent compared to 21.1 percent in the same period of fiscal 2021. The decrease in the non-GAAP effective tax rate for both the second quarter and year-to-date comparison periods was primarily due to a more favorable geographic mix of earnings. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the second quarter of fiscal 2022 were $131.1 million, or $1.24 per diluted share, compared to $142.2 million, or $1.31 per diluted share, for the second quarter of fiscal 2021, a decrease of 5.3 percent per diluted share. Non-GAAP net earnings for the second quarter of fiscal 2022 were $132.1 million, or $1.25 per diluted share, compared to $140.3 million, or $1.29 per diluted share, for the second quarter of fiscal 2021, a decrease of 3.1 percent per diluted share. The decrease in reported net earnings and non-GAAP net earnings for the second quarter comparison was primarily due to the macroeconomic inflationary environment resulting in higher commodity, component parts and freight costs, manufacturing inefficiencies due to supply chain disruptions and the addition of Intimidator, which products have a lower initial margin than the company average. The decrease was partially offset by improved net price realization, ongoing productivity improvements and lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program.
Net earnings for the first six months of fiscal 2022 were $200.6 million, or $1.89 per diluted share, compared to $253.5 million, or $2.32 per diluted share, for the same period of fiscal 2021. The decrease was primarily due to the macroeconomic inflationary environment resulting in higher commodity, component parts and freight costs, manufacturing inefficiencies due to supply chain disruptions, higher SG&A costs driven by a favorable net legal settlement with BGG in fiscal 2021 that did not repeat in 2022 and transaction and integration costs related to the Intimidator acquisition. The decrease was partially offset by improved net price realization, ongoing productivity improvements and lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program. Non-GAAP net earnings for the first six months of fiscal 2022 were $201.8 million, or $1.91 per diluted share, compared to $233.5 million, or $2.14 per diluted share, for the same year-to-date period of fiscal 2021, a decrease of 10.7 percent per diluted share. The decrease was primarily due to the macroeconomic inflationary environment resulting in higher commodity, component parts and freight costs, manufacturing inefficiencies due to supply chain disruptions. The decrease was partially offset by improved net price realization, ongoing productivity improvements and lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program.
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

	Three Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	Dollar Value Change	Percentage Change
Professional	$925,810	$828,358	$97,452	11.8%
Residential	319,675	315,035	4,640	1.5
Other	3,993	5,714	(1,721)	(30.1)
Total net sales*	$1,249,478	$1,149,107	$100,371	8.7%

*Includes international net sales of:	$245,671	$255,575	$(9,904)	(3.9)%

	Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	Dollar Value Change	Percentage Change
Professional	$1,598,695	$1,478,581	$120,114	8.1%
Residential	575,077	532,735	42,342	7.9
Other	8,356	10,777	(2,421)	(22.5)
Total net sales*	$2,182,128	$2,022,093	$160,035	7.9%
	0	0
*Includes international net sales of:	$440,657	$447,256	$(6,599)	(1.5)%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	Dollar Value Change	Percentage Change
Professional	$165,370	$167,132	$(1,762)	(1.1)%
Residential	37,095	45,986	(8,891)	(19.3)
Other	(37,409)	(35,875)	(1,534)	(4.3)
Total segment earnings	$165,056	$177,243	$(12,187)	(6.9)%

	Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021	Dollar Value Change	Percentage Change
Professional	$258,642	$283,948	$(25,306)	(8.9)%
Residential	68,855	78,094	(9,239)	(11.8)
Other	(75,294)	(48,973)	(26,321)	(53.7)
Total segment earnings	$252,203	$313,069	$(60,866)	(19.4)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2022 increased 11.8 percent compared to the second quarter of fiscal 2021. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2022 increased 8.1 percent compared to the same period of fiscal 2021. The increases in Professional segment net sales for both the second quarter and year-to-date periods of 2022 were driven primarily by net price realization and incremental revenue from the acquisition of Intimidator, partially offset by lower volume in certain key product categories due to product availability constraints.

Segment Earnings
Professional segment earnings for the second quarter of fiscal 2022 decreased 1.1 percent compared to the second quarter of fiscal 2021, and when expressed as a percentage of net sales, decreased to 17.9 percent in the second quarter of fiscal 2022 from 20.2 percent in the second quarter of fiscal 2021. Professional segment earnings for the year-to-date period of fiscal 2022 decreased 8.9 percent compared to the same period of fiscal 2021, and when expressed as a percentage of net sales, decreased to 16.2 percent from 19.2 percent in the year-to-date period of fiscal 2022 compared to the same period of fiscal 2021. The decreases in Professional segment earnings for both the second quarter and year-to-date periods of fiscal 2022 were largely due to higher material, freight and manufacturing costs, and the addition of Intimidator, which products have a lower initial margin than the segment average, partially offset by increased net price realization and productivity initiatives.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter of fiscal 2022 increased 1.5 percent compared to the second quarter of fiscal 2021. The increase was primarily driven by net price realization and higher shipments of zero-turn riding mowers, partially offset by lower sales of walk-power mowers and portable-power products due to the delayed spring weather patterns across many parts of the U.S. this year.
Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2022 increased 7.9 percent compared to the same period of fiscal 2021. The year-to-date increase was primarily driven by net price realization and higher shipments of zero-turn riding mowers, partially offset by lower snow product shipments due to product availability constraints and lower sales of portable-power products due to unfavorable spring weather patterns this year.
Segment Earnings
Residential segment earnings for the second quarter of fiscal 2022 decreased 19.3 percent compared to the second quarter of fiscal 2021, and when expressed as a percentage of net sales, decreased to 11.6 percent from 14.6 percent in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The decrease was largely driven by higher material, freight and manufacturing costs, partially offset by increased net price realization and productivity improvements.
Residential segment earnings for the year-to-date period of fiscal 2022 decreased 11.8 percent compared to the same period of fiscal 2021, and when expressed as a percentage of net sales, decreased to 12.0 percent from 14.7 percent in the year-to-date period of fiscal 2022 compared to the same period of fiscal 2021. The year-to-date decrease was largely driven by higher material and freight costs, partially offset by increased net price realization, productivity improvements and lower SG&A costs.
Other Activities
Other Net Sales
Net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the second quarter of fiscal 2022 decreased by $1.7 million compared to the same period in fiscal 2021. This decrease was due to lower sales from our wholly-owned domestic distribution company due to supply chain challenges limiting product availability, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution company.
Net sales for our Other activities in the year-to-date period of fiscal 2022 decreased by $2.4 million compared to the same period in fiscal 2021. This year-to-date decrease was due to lower sales from our wholly-owned domestic distribution company due to product availability limitations, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution company.
Other Operating Loss
The operating loss for our Other activities for the second quarter of fiscal 2022 increased $1.5 million compared to the second quarter of fiscal 2021 and was primarily due to lower intercompany cost eliminations related to sales from our Professional and Residential segments to our wholly-owned domestic distribution company, and higher interest expense driven by incremental borrowing to fund the Intimidator acquisition, partially offset by lower incentive compensation expense.
The operating loss for our Other activities for the year-to-date period of fiscal 2022 increased $26.3 million compared to the same period in fiscal 2021. The year-to-date operating loss was primarily due to a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat in fiscal 2022, and lower intercompany cost eliminations related to sales from our Professional and Residential segments to our wholly-owned domestic distribution company.

FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment that has created supply chain disruption and more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements, our working capital strategy continues to place primary emphasis on procuring key commodities and components when available in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the second quarter of fiscal 2022 increased $48.1 million, or 12.3 percent, compared to the end of the second quarter of fiscal 2021, primarily driven by higher organic sales and our acquisition of Intimidator. Inventory levels were up $262.9 million, or 41.8 percent, as of the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021, primarily due to higher raw material and work in process inventories due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods and the impact of inflation on the cost of commodities and component parts, as well as incremental inventories as a result of our acquisition of Intimidator. Accounts payable increased $145.0 million, or 34.4 percent, as of the end of the second quarter of fiscal 2022 compared to the end of the second quarter of fiscal 2021, mainly due to higher purchases and the impact of inflation on the cost of commodities, component parts, and other purchased goods and services.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first six months of fiscal 2022 was $42.9 million compared to cash provided by operating activities for the first six months of fiscal 2021 of $318.6 million. This decrease in cash provided by operating activities was primarily due to more cash consumed within inventory due to supply chain challenges that prevented the conversion of raw materials and work in process inventories into finished goods and the impact of inflation on the cost of commodities and component parts, in addition to more cash used to satisfy accounts payable and accrued liabilities that remained outstanding as of October 31, 2021 as a result of normalized spending patterns and timing of invoice payments near the end of fiscal 2021.
Cash Flows from Investing Activities
Cash used in investing activities increased $389.4 million during the first six months of fiscal 2022 compared to the first six months of fiscal 2021. This increase was primarily due to more cash used for the acquisition of Intimidator and lower cash proceeds from the prior year sale of a business.
Cash Flows from Financing Activities
Cash provided by financing activities for the first six months of fiscal 2022 was $262.4 million compared to cash used in financing activities for the first six months of fiscal 2021 of $254.1 million. This increase in cash provided by financing activities was mainly due to higher borrowings under our unsecured senior revolving credit facility to fund the preliminary purchase price for our acquisition of Intimidator.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Because of this seasonality, our accounts receivable balance have historically increased between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and have typically decreased between May and December when payments are received. However, as a result of COVID-19 and the challenging macroeconomic environment that has created supply chain disruption, our accounts receivable pattern has not followed historical patterns during fiscal 2022 and fiscal 2021 because our sales cadence has been driven more by our ability to produce product than historical demand patterns and seasonality. We currently expect this trend to continue throughout the remainder of fiscal 2022.
We generally fund cash requirements for working capital needs, capital expenditures, contractual obligations, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions or for other corporate purposes. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of April 29, 2022, we had available liquidity of $659.7 million, consisting of cash and cash equivalents of $263.2 million, of which $100.3 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $396.5 million.
Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The following is a summary of our indebtedness:

(Dollars in thousands)	April 29, 2022	April 30, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$200,000	$—	$—
$200 million term loan, due April 2027	200,000	—	—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	170,000	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,071	124,009	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	3,101	2,554	2,798
Total long-term debt	1,090,970	691,455	691,242
Less: current portion of long-term debt	100,000	99,959	—
Long-term debt, less current portion	$990,970	$591,496	$691,242
On April 27, 2022, we entered into the $200.0 million term loan for the purpose of paying down certain of our outstanding borrowings incurred in connection with the acquisition of Intimidator on January 13, 2022 and borrowed under our revolving credit facility. The entire $200.0 million available under the agreement was funded on April 27, 2022, and matures on April 27, 2027.
As of April 29, 2022, we had $200.0 million of outstanding borrowings under our revolving credit facility, primarily as a result of the amount drawn to fund the purchase price of our acquisition of Intimidator, and $3.5 million outstanding under the sublimit for standby letters of credit, which resulted in $396.5 million of unutilized availability under the revolving credit facility. Typically, our revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if we intend to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, we reclassify the portion of outstanding borrowings under the revolving credit facility that we intend to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of April 29, 2022, we reclassified $100.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we currently intend to repay this amount within the next twelve months.
As of April 29, 2022, we were in compliance with all covenants related to our financing arrangements and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our financing arrangements during the remainder of fiscal 2022. If we were out of compliance with any covenant required by our financing arrangements following the applicable cure period, our term loan facility, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our financing arrangements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.30 per share for the second quarter of fiscal 2022 that was paid on April 21, 2022. This was an increase of 14.3 percent over our cash dividend of $0.2625 per share for the second quarter of fiscal 2021. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2022.
Share Repurchases
During the first six months of fiscal 2022, we repurchased 738,632 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of April 29, 2022, 3,313,830 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2022, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes to our end-user customer financing arrangements during the first six months of fiscal 2022.
Wholesale Financing
We are party to a joint venture with a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the six month periods ended April 29, 2022 and April 30, 2021 was $1,209.7 million and $1,180.9 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron or TCFCFC, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $266.2 million and $216.1 million of receivables for such dealers and distributors during the six month periods ended April 29, 2022 and April 30, 2021, respectively. As of April 29, 2022 and April 30, 2021, $223.7 million and $147.4 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of April 29, 2022 and April 30, 2021, we were contingently liable to repurchase up to a maximum amount of $85.6 million and $103.4 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the six month periods ended April 29, 2022 and April 30, 2021. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the three and six month periods ended April 29, 2022 and April 30, 2021:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	April 29, 2022	April 30, 2021	April 29, 2022	April 30, 2021
Gross profit	$405,369	$402,953	$705,845	$717,989
Acquisition-related costs[1]	1,024	—	1,024	—
Non-GAAP gross profit	$406,393	$402,953	$706,869	$717,989

Gross margin	32.4%	35.1%	32.3%	35.5%
Acquisition-related costs[1]	0.1%	—%	0.1%	—%
Non-GAAP gross margin	32.5%	35.1%	32.4%	35.5%

Operating earnings	$170,577	$180,716	$262,203	$322,181
Acquisition-related costs[1]	1,736	—	2,752	—
Litigation settlement, net[2]	—	—	—	(17,075)
Non-GAAP operating earnings	$172,313	$180,716	$264,955	$305,106

Earnings before income taxes	$165,056	$177,243	$252,203	$313,069
Acquisition-related costs[1]	1,736	—	2,752	—
Litigation settlement, net[2]	—	—	—	(17,075)
Non-GAAP earnings before income taxes	$166,792	$177,243	$254,955	$295,994

Net earnings	$131,125	$142,171	$200,635	$253,452
Acquisition-related costs[1]	1,375	—	2,179	—
Litigation settlement, net[2]	—	(17)	—	(13,472)
Tax impact of stock-based compensation[3]	(367)	(1,871)	(987)	(6,449)
Non-GAAP net earnings	$132,133	$140,283	$201,827	$233,531

Net earnings per diluted share	$1.24	$1.31	$1.89	$2.32
Acquisition-related costs[1]	0.01	—	0.03	—
Litigation settlement, net[2]	—	—	—	(0.13)
Tax impact of stock-based compensation[3]	—	(0.02)	(0.01)	(0.05)
Non-GAAP net earnings per diluted share	$1.25	$1.29	$1.91	$2.14

Effective tax rate	20.6%	19.8%	20.4%	19.0%
Tax impact of stock-based compensation[3]	0.2%	1.1%	0.4%	2.1%
Non-GAAP effective tax rate	20.8%	20.9%	20.8%	21.1%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the three month period ended April 29, 2022 represent integration costs incurred for our acquisition of Intimidator. Acquisition-related costs for the six month period ended April 29, 2022 represent transaction and integration costs incurred for our acquisition of Intimidator. No acquisition-related costs were incurred during the three and six month periods ended April 30, 2021. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combination, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
2    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Accordingly, litigation settlement, net represents the net amount recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings for the settlement of the Infringement Action during the six month period ended April 30, 2021. No amounts were recorded for litigation settlement, net during the three month period ended April 30, 2021 or the three and six month periods ended April 29, 2022. Refer to Note 14, Contingencies, for additional information regarding the settlement of the Infringement Action.

3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and six month periods ended April 29, 2022 and April 30, 2021.
Reconciliation of Non-GAAP Liquidity Measures
We define non-GAAP free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Non-GAAP free cash flow conversion percentage represents non-GAAP free cash flow as a percentage of net earnings. We consider non-GAAP free cash flow and non-GAAP free cash flow conversion percentage to be liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to non-GAAP free cash flow for the six month periods ended April 29, 2022 and April 30, 2021:

	Six Months Ended
(Dollars in thousands)	April 29, 2022	April 30, 2021
Net cash provided by operating activities	$42,864	$318,619
Less: Purchases of property, plant and equipment	35,969	26,198
Non-GAAP free cash flow	6,895	292,421
Net earnings	$200,635	$253,452
Non-GAAP free cash flow conversion percentage	3.4%	115.4%
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2022 through fiscal 2024. All items are non-trading and stated in U.S. dollars. As of April 29, 2022, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7296	$104,182	$106,569	$2,387
Buy U.S. dollar/Sell Canadian dollar	1.2703	39,236	39,599	363
Buy U.S. dollar/Sell Euro	1.1750	159,758	172,683	12,925
Buy U.S. dollar/Sell British pound	1.3190	47,643	49,728	2,085
Buy Mexican peso/Sell U.S. dollar	22.2973	$40,384	$41,553	$1,169
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of April 29, 2022 includes $424.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $200.0 million outstanding on our variable rate revolving credit facility.
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
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity or component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In the first six months of fiscal 2022, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the average cost of commodities, components, parts, and accessories purchased in the first six months of fiscal 2021. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2022 will continue to be significantly higher than the average costs experienced during the comparable period of fiscal 2021.
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
With the exception of internal control related integration activities associated with our acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended April 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's second quarter ended April 29, 2022:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
January 29, 2022 through March 4, 2022	—	$—	—	3,313,830
March 5, 2022 through April 1, 2022	—	—	—	3,313,830
April 2, 2022 through April 29, 2022	1,313	86.77	—	3,313,830
Total	1,313	$86.77	—
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company did not repurchase any shares under this authorized stock repurchase program during the period indicated above and 3,313,830 shares remained available to repurchase under this authorized stock repurchase program as of April 29, 2022.
2    Includes 1,313 shares of the company’s common stock purchased in open-market transactions at an average price of $86.77 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,313 shares were not repurchased under the company’s authorized stock repurchase program described in note 1 above.

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
3.1 and 4.1
Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 18, 2008, Commission File No. 1-8649).

3.2 and 4.2
Certificate of Amendment to Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 13, 2013, Commission File No. 1-8649).

3.3 and 4.3
Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 19, 2016, Commission File No. 1-8649).

	4.4	Indenture dated as of January 31, 1997, between The Toro Company and First National Trust Association, as Trustee, relating to The Toro Company’s 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.5
Indenture dated as of April 20, 2007, between The Toro Company and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 23, 2007, Registration No. 333-142282).

4.6
First Supplemental Indenture dated as of April 26, 2007, between The Toro Company and The Bank of New York Trust Company, N.A., as Trustee, relating to The Toro Company’s 6.625% Notes due May 1, 2037 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007, Commission File No. 1-8649).

4.7
Form of The Toro Company 6.625% Note due May 1, 2037 (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007, Commission File No. 1-8649).

10.1
The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.2
Form of Nonqualified Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.3
Form of Nonemployee Director Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.4
Form of Restricted Stock Unit Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.5
Form of Performance Share Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.6
Form of Annual Performance Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).

10.7
Term Loan Credit Agreement dated as of April 27, 2022, by and among The Toro Company, as Borrower, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents and the Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2022, Commission File No. 1-8649).

10.8
Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2022, by and among The Toro Company, Toro Luxembourg S.A.R.L., each of the Lenders Party Thereto and Bank of America , N.A., as Administrative Agent (filed herewith).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2022, filed with the SEC on June 2, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended April 29, 2022 and April 30, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended April 29, 2022 and April 30, 2021, (iii) Condensed Consolidated Balance Sheets as of April 29, 2022, April 30, 2021, and October 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended April 29, 2022 and April 30, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended April 29, 2022 and April 30, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 2, 2022	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)