Form 10-Q
period 2022-07-29
TORO CO
filed 2022-09-01
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 25, 2022 was 104,202,639.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements and financial condition; the anticipated impacts of the novel coronavirus ("COVID-19" or "virus"), current global supply chain disruptions, Russia's invasion of Ukraine and the related sanctions and geopolitical tensions, the inflationary environment, tight labor market and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and business initiatives; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Continuing effects associated with COVID-19, including its variants, and the macroeconomic effects resulting therefrom, on (i) our business, financial condition, and operating results; (ii) our dealers, distributors, mass retailers, and other channel partners and customers; (iii) our suppliers and companies throughout our supply chain and any such supplier's ability to meet supply commitments, requirements, and/or demands; (iv) our ability to continue to obtain commodities, components, parts, and accessories on a timely basis through our supply chain and at anticipated costs; (v) the financial and credit markets and economic activity generally; (vi) our ability to access lending, capital markets, and other sources of liquidity when needed on reasonable terms or at all; and (vii) other risks described herein and in our U.S. Securities and Exchange Commission ("SEC") reports, which have been and could continue to be heightened as a result of COVID-19;
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
•Risks associated with our acquisitions and alliances, joint ventures, investments or partnerships and our failure to successfully complete divestitures or other restructuring activities;
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
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates; and
•Impact of increased scrutiny on our environmental, social and governance (“ESG”) practices and SEC rule making on ESG disclosures.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net sales	$1,160,550	$976,836	$3,342,678	$2,998,929
Cost of sales	760,644	645,719	2,236,927	1,949,823
Gross profit	399,906	331,117	1,105,751	1,049,106
Selling, general and administrative expense	236,858	209,178	680,500	604,986
Operating earnings	163,048	121,939	425,251	444,120
Interest expense	(9,182)	(7,016)	(24,219)	(21,662)
Other income, net	3,225	2,528	8,262	8,062
Earnings before income taxes	157,091	117,451	409,294	430,520
Provision for income taxes	31,941	21,131	83,509	80,748
Net earnings	$125,150	$96,320	$325,785	$349,772

Basic net earnings per share of common stock	$1.19	$0.90	$3.10	$3.25

Diluted net earnings per share of common stock	$1.19	$0.89	$3.08	$3.21

Weighted-average number of shares of common stock outstanding — Basic	104,827	107,130	104,931	107,667

Weighted-average number of shares of common stock outstanding — Diluted	105,448	108,363	105,754	108,818

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net earnings	$125,150	$96,320	$325,785	$349,772
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,792)	(5,314)	(21,190)	6,685
Derivative instruments, net of tax of $863; $2,641; $4,895; and $140, respectively	2,472	8,035	16,043	886
Other comprehensive income (loss), net of tax	(3,320)	2,721	(5,147)	7,571
Comprehensive income	$121,830	$99,041	$320,638	$357,343

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	July 29, 2022	July 30, 2021	October 31, 2021
ASSETS
Cash and cash equivalents	$231,564	$535,330	$405,612
Receivables, net	350,657	301,234	310,279
Inventories, net	939,274	665,648	738,170
Prepaid expenses and other current assets	82,861	43,577	35,124
Total current assets	1,604,356	1,545,789	1,489,185

Property, plant, and equipment, net	531,816	456,992	487,731
Goodwill	583,803	421,958	421,680
Other intangible assets, net	595,141	426,497	420,041
Right-of-use assets	73,349	72,236	66,990
Investment in finance affiliate	31,389	19,272	20,671
Deferred income taxes	961	6,362	5,800
Other assets	19,134	18,943	24,042
Total assets	$3,439,949	$2,968,049	$2,936,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$65,000	$104,217	$—
Accounts payable	487,030	411,413	503,116
Accrued liabilities	443,557	427,407	419,620
Short-term lease liabilities	15,675	15,403	14,283
Total current liabilities	1,011,262	958,440	937,019

Long-term debt, less current portion	990,616	587,345	691,242
Long-term lease liabilities	60,921	60,002	55,752
Deferred income taxes	50,332	74,381	50,397
Other long-term liabilities	40,216	50,703	50,598

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,193,673 shares as of July 29, 2022, 106,440,513 shares as of July 30, 2021, and 105,205,734 shares as of October 31, 2021	104,194	106,441	105,206
Retained earnings	1,213,551	1,157,428	1,071,922
Accumulated other comprehensive loss	(31,143)	(26,691)	(25,996)
Total stockholders’ equity	1,286,602	1,237,178	1,151,132
Total liabilities and stockholders’ equity	$3,439,949	$2,968,049	$2,936,140

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net earnings	$325,785	$349,772
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(5,814)	(4,694)
(Contributions to)/Distributions from finance affiliate, net	(4,905)	5,167
Depreciation of property, plant and equipment	54,269	55,301
Amortization of other intangible assets	24,760	17,493
Fair value step-up adjustment to acquired inventory	535	—
Compensation cost for stock-based compensation awards	17,105	16,176
Deferred income taxes	—	699
Other	3,358	(26)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(38,118)	(42,217)
Inventories, net	(173,000)	(20,080)
Prepaid expenses and other assets	(32,483)	(1,019)
Accounts payable, accrued liabilities, and other liabilities	(16,929)	100,563
Net cash provided by operating activities	154,563	477,135

Cash flows from investing activities:
Purchases of property, plant and equipment	(75,772)	(47,961)
Business combinations, net of cash acquired	(402,386)	(14,874)
Asset acquisitions, net of cash acquired	(7,225)	(27,176)
Proceeds from asset disposals	197	588
Proceeds from sale of a business	4,605	18,732
Net cash used in investing activities	(480,581)	(70,691)

Cash flows from financing activities:
Borrowings under debt arrangements	700,000	—
Repayments under debt arrangements	(335,000)	(100,000)
Proceeds from exercise of stock options	4,440	12,535
Payments of withholding taxes for stock awards	(2,308)	(1,875)
Purchases of TTC common stock	(110,004)	(177,152)
Dividends paid on TTC common stock	(94,401)	(84,677)
Net cash provided by (used in) financing activities	162,727	(351,169)

Effect of exchange rates on cash and cash equivalents	(10,757)	163

Net (decrease) increase in cash and cash equivalents	(174,048)	55,438
Cash and cash equivalents as of the beginning of the fiscal period	405,612	479,892
Cash and cash equivalents as of the end of the fiscal period	$231,564	$535,330

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516
Cash dividends paid on common stock - $0.30 per share	—	(31,447)	—	(31,447)
Issuance of 80,153 shares of common stock under stock-based compensation plans	81	2,112	—	2,193
Stock-based compensation expense	—	5,972	—	5,972
Purchase of 454,482 shares of common stock	(455)	(35,007)	—	(35,462)
Other comprehensive loss	—	—	(3,320)	(3,320)
Net earnings	—	125,150	—	125,150
Balance as of July 29, 2022	$104,194	$1,213,551	$(31,143)	$1,286,602

Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.90 per share	—	(94,401)	—	(94,401)
Issuance of 233,491 shares of common stock under stock-based compensation plans	234	4,239	—	4,473
Stock-based compensation expense	—	17,105	—	17,105
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 1,212,390 shares of common stock	(1,213)	(111,099)	—	(112,312)
Other comprehensive loss	—	—	(5,147)	(5,147)
Net earnings	—	325,785	—	325,785
Balance as of July 29, 2022	$104,194	$1,213,551	$(31,143)	$1,286,602

Balance as of April 30, 2021	$107,043	$1,151,786	$(29,412)	$1,229,417
Cash dividends paid on common stock - $0.2625 per share	—	(28,075)	—	(28,075)
Issuance of 64,260 shares of common stock for exercised stock options and vested restricted stock units	65	1,605	—	1,670
Stock-based compensation expense	—	5,831	—	5,831
Purchase of 666,672 shares of common stock	(667)	(70,039)	—	(70,706)
Other comprehensive income	—	—	2,721	2,721
Net earnings	—	96,320	—	96,320
Balance as of July 30, 2021	$106,441	$1,157,428	$(26,691)	$1,237,178

Balance as of October 31, 2020	$107,583	$1,041,507	$(34,262)	$1,114,828
Cash dividends paid on common stock - $0.7875 per share	—	(84,677)	—	(84,677)
Issuance of 587,723 shares of common stock for exercised stock options and vested restricted stock units and performance share awards	588	10,462	—	11,050
Stock-based compensation expense	—	16,176	—	16,176
Contribution of 22,700 shares of common stock to a deferred compensation trust	23	1,462	—	1,485
Purchase of 1,752,579 shares of common stock	(1,753)	(177,274)	—	(179,027)
Other comprehensive income	—	—	7,571	7,571
Net earnings	—	349,772	—	349,772
Balance as of July 30, 2021	$106,441	$1,157,428	$(26,691)	$1,237,178

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 29, 2022

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, the effect of COVID-19 and the macroeconomic effects resulting therefrom on the Company's business and operating results, among other factors, operating results for the nine months ended July 29, 2022 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2022.
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
Impact of Russia's Invasion of Ukraine
Beginning in the second quarter of fiscal 2022, in response to Russia's invasion of Ukraine, the company discontinued sales into the Russian and Belarus markets. Prior sales in those markets did not represent a significant share of our overall international business, and the company does not expect this decision to have a material impact on our financial results.
Continuing Impact of COVID-19
COVID-19 is having lingering effects on public health and portions of the global economy. The company continues to see significant pressure on global supply chains rooted mainly in disruptions created by these effects. The continuing implications of COVID-19, including its variants, and the macroeconomic effects resulting therefrom, on the company remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on market demand for the company's products; its impact on the company's employees, customers, and suppliers; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. This uncertainty could have a material impact on accounting estimates and assumptions utilized to prepare the Condensed Consolidated Financial Statements as of and for the nine months ended July 29, 2022 and in future reporting periods, which could result in a material adverse impact on the company's consolidated financial position, results of operations, and cash flows.
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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The guidance was effective upon issuance on March 12, 2020 and the provisions of the temporary optional guidance provided by the ASU may be elected on a prospective basis from the beginning of an interim period that includes the issuance date of the ASU through December 31, 2022, when the reference rate reform activity is expected to be substantially complete. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. At this time, the company does not have receivables, hedging relationships, or operating lease agreements that reference LIBOR or another reference rate expected to be discontinued; and therefore, the company has not applied the optional practical expedients under this ASU to these classes of assets. On October 5, 2021, the company entered into an amended and restated credit agreement and at such time, the company concluded that the optional practical expedients provided by the ASU would not be elected as the required criteria were not met. The amended and restated credit agreement includes a transition clause in the event LIBOR is discontinued and the company's other fixed-rate financing agreements do not reference LIBOR or another reference rate expected to be discontinued. On April 27, 2022, the company amended its October 5, 2021 amended and restated revolving credit agreement to transition the reference rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). As of July 29, 2022, SOFR is the reference rate in effect for all outstanding variable interest borrowings of the company. The company does not expect the transition of LIBOR to have a material impact on the company's Condensed Consolidated Financial Statements; however, a review of other contracts and agreements is underway and is expected to be completed prior to December 31, 2022.
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
The Intimidator acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Intimidator, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Intimidator that was owned by an affiliate of Intimidator. As of the closing date, the aggregate purchase consideration was $398.9 million, subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. Such customary adjustments were finalized during the third quarter of fiscal 2022 and resulted in an aggregate purchase consideration of $399.8 million ("purchase price"). Additionally, the aggregate purchase consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, the company could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of July 29, 2022, no liability was recorded within the Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. The company funded the purchase price with borrowings under its existing unsecured senior revolving credit facility and cash provided by operating activities. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the purchase price, refer to Note 6, Indebtedness.
Purchase Price Allocation
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the aggregate purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the closing date. As of July 29, 2022, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date, with the exception of contingent consideration in the event of certain qualifying tax changes. The company expects to finalize its valuation and complete the allocation of the purchase price as soon as practicable but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in thousands)	January 13, 2022
Cash and cash equivalents	$975
Receivables	6,954
Inventories	34,608
Prepaid expenses and other current assets	513
Property, plant and equipment	27,447
Right-of-use assets	344
Goodwill	163,731
Other intangible assets:
Indefinite-lived trade name	99,100
Finite-lived trade names	3,260
Finite-lived customer-related	80,500
Finite-lived backlog	1,340
Accounts payable	(8,535)
Accrued liabilities	(9,152)
Short-term lease liabilities	(100)
Long-term lease liabilities	(244)
Total fair value of net assets acquired	400,741
Less: cash and cash equivalents acquired	(975)
Total purchase price	$399,766
The goodwill recognized is primarily attributable to the expected future cash flows, the value of the workforce, and expected synergies, including customer and dealer growth opportunities, expanding existing product lines, and cost reduction initiatives. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories and supply chain consolidation. The goodwill resulting from the acquisition of Intimidator was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $573.4 million as of July 29, 2022 as compared to $411.1 million as of October 31, 2021. The acquisition was considered an asset acquisition for income tax purposes and as a result, the goodwill arising from the transaction is deductible. As permitted under the accounting standards codification guidance for business combinations, the company recorded increases to the carrying value of goodwill of $2.9 million and $8.1 million for the three and nine months ended July 29, 2022, respectively, as a result of revising the Intimidator purchase price for certain customary adjustments. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for the three and nine month periods ended July 29, 2022.

Other Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired resulted in the recognition of $184.2 million of value for other intangible assets as of the closing date. The fair values of the acquired trade names, customer-related, and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the closing date, the acquired finite-lived intangible assets had a weighted average useful life of 9.5 years. The fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and were based on expected future revenues from the respective trade name. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 9.8 years as of the closing date. The fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the closing date of the acquisition, the weighted-average useful life of the customer-related and backlog intangible assets were determined to be 9.6 years and 9 months, respectively.
Results of Operations
Intimidator's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. For the three and nine months ended July 29, 2022, the company recognized $54.4 million and $114.9 million of net sales from Intimidator's operations, respectively. Intimidator's operations had an immaterial impact on Professional segment earnings for the three and nine month periods ended July 29, 2022. Unaudited pro forma financial information is not disclosed as the Intimidator acquisition was not considered material to the company's consolidated results of operations.
Asset Acquisitions
Effective June 10, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of Voigt Smith Innovation LLC (“VSI”), a manufacturer of liquid deicing equipment, brine makers and applicators, related smart-connected technologies, and hydroseeding products. Effective June 20, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of Tornado Global Hydrovacs Ltd. (“Tornado”), a designer and manufacturer of hydrovac trucks. Effective June 21, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of River City Manufacturing, Inc. (“RCM”), a manufacturer of custom rock saws. Each of these acquisitions did not meet the definition of a business combination as substantially all of the fair value of the gross assets acquired in each acquisition was concentrated in the respective finite-lived developed technology intangible assets. As a result, the company accounted for each of these transactions as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. These asset acquisitions were immaterial in relation to the company's Consolidated Financial Condition and Results of Operations and as a result, additional purchase accounting disclosures have been omitted.

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

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (in thousands):

Three Months Ended July 29, 2022	Professional	Residential	Other	Total
Net sales	$886,232	$269,962	$4,356	$1,160,550
Intersegment gross sales (eliminations)	10,436	15	(10,451)	—
Earnings (loss) before income taxes	$166,191	$26,348	$(35,448)	$157,091

Nine Months Ended July 29, 2022	Professional	Residential	Other	Total
Net sales	$2,484,927	$845,039	$12,712	$3,342,678
Intersegment gross sales (eliminations)	23,201	50	(23,251)	—
Earnings (loss) before income taxes	424,833	95,203	(110,742)	409,294
Total assets	$2,625,481	$407,218	$407,250	$3,439,949

Three Months Ended July 30, 2021	Professional	Residential	Other	Total
Net sales	$718,477	$252,117	$6,242	$976,836
Intersegment gross sales (eliminations)	8,241	13	(8,254)	—
Earnings (loss) before income taxes	$122,331	$31,548	$(36,428)	$117,451

Nine Months Ended July 30, 2021	Professional	Residential	Other	Total
Net sales	$2,197,058	$784,852	$17,019	$2,998,929
Intersegment gross sales (eliminations)	24,034	39	(24,073)	—
Earnings (loss) before income taxes	406,279	109,642	(85,401)	430,520
Total assets	$1,949,681	$327,064	$691,304	$2,968,049
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Corporate expenses	$(30,816)	$(33,797)	$(94,359)	$(78,814)
Interest expense	(9,182)	(7,016)	(24,219)	(21,662)
Earnings from wholly-owned domestic distribution companies and other income, net	4,550	4,385	7,836	15,075
Total operating loss	$(35,448)	$(36,428)	$(110,742)	$(85,401)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (in thousands):

Three Months Ended July 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$780,738	$265,469	$1,102	$1,047,309
Irrigation	105,494	4,493	3,254	113,241
Total net sales	$886,232	$269,962	$4,356	$1,160,550

Revenue by geographic market:
United States	$710,386	$229,666	$4,356	$944,408
International countries	175,846	40,296	—	216,142
Total net sales	$886,232	$269,962	$4,356	$1,160,550

Nine Months Ended July 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,149,549	$823,536	$6,207	$2,979,292
Irrigation	335,378	21,503	6,505	363,386
Total net sales	$2,484,927	$845,039	$12,712	$3,342,678

Revenue by geographic market:
United States	$1,969,933	$703,234	$12,712	$2,685,879
International countries	514,994	141,805	—	656,799
Total net sales	$2,484,927	$845,039	$12,712	$3,342,678

Three Months Ended July 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$609,022	$247,152	$3,164	$859,338
Irrigation	109,455	4,965	3,078	117,498
Total net sales	$718,477	$252,117	$6,242	$976,836

Revenue by geographic market:
United States	$559,907	$219,022	$6,242	$785,171
International countries	158,570	33,095	—	191,665
Total net sales	$718,477	$252,117	$6,242	$976,836

Nine Months Ended July 30, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,891,138	$761,724	$11,436	$2,664,298
Irrigation	305,920	23,128	5,583	334,631
Total net sales	$2,197,058	$784,852	$17,019	$2,998,929

Revenue by geographic market:
United States	$1,681,972	$661,017	$17,019	$2,360,008
International countries	515,086	123,835	—	638,921
Total net sales	$2,197,058	$784,852	$17,019	$2,998,929
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of July 29, 2022 and October 31, 2021, $27.3 million and $24.1 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 29, 2022, the company recognized $3.3 million and $8.8 million, respectively, of the October 31, 2021 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.3 million of the October 31, 2021 deferred revenue amount within net sales throughout the remainder of fiscal 2022, $7.7 million in fiscal 2023, and $5.3 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Intimidator on January 13, 2022 resulted in the recognition of $163.7 million and $184.2 million of goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2022 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2021	$411,079	$10,601	$—	$421,680
Goodwill acquired	163,731	—	—	163,731
Translation adjustments	(1,395)	(213)	—	(1,608)
Balance as of July 29, 2022	$573,415	$10,388	$—	$583,803
Other Intangible Assets, Net
The components of other intangible assets, net as of July 29, 2022, July 30, 2021, and October 31, 2021 were as follows (in thousands):

July 29, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,252	$(15,178)	$3,074
Non-compete agreements	5.5	6,887	(6,861)	26
Customer-related	16.0	321,113	(78,017)	243,096
Developed technology	7.1	102,013	(50,412)	51,601
Trade names	13.7	10,689	(3,267)	7,422
Backlog and other	0.6	5,730	(5,280)	450
Total finite-lived	13.4	464,684	(159,015)	305,669
Indefinite-lived - trade names		289,472	—	289,472
Total other intangible assets, net		$754,156	$(159,015)	$595,141

July 30, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,275	$(14,482)	$3,793
Non-compete agreements	5.5	6,908	(6,861)	47
Customer-related	18.2	239,762	(59,017)	180,745
Developed technology	7.0	87,512	(40,943)	46,569
Trade names	15.3	7,544	(2,882)	4,662
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,391	(128,575)	235,816
Indefinite-lived - trade names		190,681	—	190,681
Total other intangible assets, net		$555,072	$(128,575)	$426,497

October 31, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,283	$(14,670)	$3,613
Non-compete agreements	5.5	6,914	(6,872)	42
Customer-related	18.2	239,679	(62,617)	177,062
Developed technology	7.0	87,473	(43,348)	44,125
Trade names	15.4	7,524	(2,969)	4,555
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,263	(134,866)	229,397
Indefinite-lived - trade names		190,644	—	190,644
Total other intangible assets, net		$554,907	$(134,866)	$420,041
Amortization expense for finite-lived intangible assets for the three and nine months ended July 29, 2022 was $9.1 million and $24.8 million, respectively. Amortization expense for finite-lived intangible assets for the three and nine months ended July 30, 2021 was $6.4 million and $17.5 million, respectively. Estimated amortization expense for the remainder of fiscal 2022 and succeeding fiscal years is as follows: fiscal 2022 (remainder), $9.1 million; fiscal 2023, $34.9 million; fiscal 2024, $33.0 million; fiscal 2025, $30.1 million; fiscal 2026, $29.0 million; fiscal 2027, $24.0 million; and after fiscal 2027, $145.6 million.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$65,000	$—	$—
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	170,000	—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2027	200,000	—	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	—
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,086	124,024	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	3,470	2,462	2,798
Total long-term debt	1,055,616	691,562	691,242
Less: current portion of long-term debt	65,000	104,217	—
Long-term debt, less current portion	$990,616	$587,345	$691,242
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2022 and succeeding fiscal years are as follows: fiscal 2022 (remainder), $0.0 million; fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $37.0 million; fiscal 2026, $328.0 million; fiscal 2027, $270.0 million; and after fiscal 2027, $425.0 million. Typically, the company's revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as the company has the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if the company intends to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, the company reclassifies the portion of outstanding borrowings under the revolving credit facility that the company intends to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of July 29, 2022, the company reclassified $65.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as the company currently intends to repay this amount within the next twelve months.
3.97% Senior Notes
On June 30, 2022, the company issued $100.0 million of 3.97% Senior Notes due June 30, 2032 ("3.97% Senior Notes") pursuant to a private placement note purchase agreement ("2022 Note Purchase Agreement") with certain purchasers ("holders"). The proceeds were used pay down certain of its outstanding borrowings incurred in connection with the company's acquisition of Intimidator on January 13, 2022 and borrowed under its revolving credit facility provided under an amended and restated revolving credit agreement dated as of October 5, 2021. In connection with the 2022 Note Purchase Agreement, the company incurred immaterial debt issuance costs, which were capitalized as contra-debt on our Condensed Consolidated Balance Sheets and will be amortized over the life of the 3.97% Senior Notes. Interest on the 3.97% Senior Notes is payable semiannually on the 30th day of June and December in each year. The 3.97% Senior Notes are unsecured senior obligations of the company and mature on June 30, 2032.
The company has the right to prepay all or a portion of the 3.97% Senior Notes upon notice to the holders for 100% of the prepaid principal amount plus a make-whole premium, as set forth in the 2022 Note Purchase Agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time during the 90 day period ending on the maturity date of the 3.97% Senior Notes, the company will have the right to prepay all of the 3.97% Senior Notes without any make-whole premium. Upon the occurrence of certain change of control events, holders of the 3.97% Senior Notes will have the right to require that the company purchase such holder’s 3.97% Senior Notes in cash at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.
The 2022 Note Purchase Agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of July 29, 2022.
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
The $200.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of July 29, 2022.
Revolving Credit Facility
On April 27, 2022, the company amended its October 5, 2021 amended and restated revolving credit agreement to transition the reference rate from LIBOR to term SOFR. As of July 29, 2022, SOFR is the reference rate in effect for all outstanding variable interest borrowings of the company.

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
On January 13, 2022, with the acquisition of Intimidator, the company acquired $34.6 million of inventory. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions.

Inventories, net were as follows:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Raw materials and work in process	$402,719	$280,774	$335,325
Finished goods and service parts	672,042	466,961	538,332
Total FIFO and average cost value	1,074,761	747,735	873,657
Less: adjustment to LIFO value	135,487	82,087	135,487
Total inventories, net	$939,274	$665,648	$738,170

8	Property, Plant and Equipment, Net
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
On January 13, 2022, with the acquisition of Intimidator, the company acquired $27.4 million of property, plant, and equipment. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions.
Property, plant and equipment, net was as follows:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Land and land improvements	$57,169	$56,004	$57,690
Buildings and leasehold improvements	326,111	299,484	308,217
Machinery and equipment	535,303	508,383	522,012
Tooling	221,290	233,171	220,966
Computer hardware and software	96,834	102,293	97,485
Construction in process	141,503	82,211	85,722
Property, plant, and equipment, gross	1,378,210	1,281,546	1,292,092
Less: accumulated depreciation	846,394	824,554	804,361
Property, plant, and equipment, net	$531,816	$456,992	$487,731

9	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Beginning balance	$126,830	$119,389	$116,783	$107,121
Provisions	21,824	17,686	62,917	56,204
Acquisitions	2,466	—	5,663	—
Claims	(20,829)	(20,300)	(54,601)	(51,104)
Changes in estimates	727	377	256	4,931
Ending balance	$131,018	$117,152	$131,018	$117,152

10	Investment in Finance Affiliate
The company and TCF Inventory Finance, Inc. ("TCFIF"), a subsidiary of The Huntington National Bank, are parties to the Red Iron joint venture ("Red Iron"), the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. These financing transactions are structured as an advance in the form of a payment by Red Iron to the company on behalf of a distributor or dealer with respect to invoices financed by Red Iron. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice. The company has also entered into a limited inventory repurchase agreement with Red Iron, under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. The company's financial exposure under this limited inventory repurchase agreement is limited to the difference between the amount paid for repurchases of repossessed product and the amount received upon the subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory under this limited inventory repurchase agreement for the nine months ended July 29, 2022 and July 30, 2021.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to the company. The net amount of receivables financed for dealers and distributors under this arrangement for the nine months ended July 29, 2022 and July 30, 2021 were $1,886.1 million and $1,733.0 million, respectively. As of July 29, 2022, Red Iron’s total assets were $641.6 million and total liabilities were $571.9 million. The total amount of receivables due from Red Iron to the company as of July 29, 2022, July 30, 2021, and October 31, 2021 were $14.4 million, $13.8 million and $31.0 million, respectively.
The company owns 45 percent of Red Iron and TCFIF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. At inception, the company and TCFIF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company’s inventory financing receivables and to provide financial support for Red Iron’s inventory financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $625.0 million secured revolving credit facility established under a credit agreement between Red Iron and TCFIF. The company’s total investment in Red Iron as of July 29, 2022, July 30, 2021, and October 31, 2021 was $31.4 million, $19.3 million, and $20.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Stock option awards	$2,664	$2,614	$7,207	$7,271
Performance share awards	1,697	2,184	5,235	5,205
Restricted stock unit awards	1,611	1,033	4,034	3,029
Unrestricted common stock awards	—	—	629	671
Total compensation cost for stock-based compensation awards	$5,972	$5,831	$17,105	$16,176
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first nine months of the following fiscal periods:

	Fiscal 2022	Fiscal 2021
Expected life of option in years	6.19	6.21
Expected stock price volatility	23.74%	23.26%
Risk-free interest rate	1.31%	0.55%
Expected dividend yield	0.94%	0.86%
Per share weighted-average fair value at date of grant	$22.55	$19.39
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2022 and 2021 was $98.41 and $90.59, respectively. No performance share awards were granted during the second or third quarters of fiscal 2022 and 2021.

Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2022 and 2021 was $89.19 and $97.84, respectively.
Unrestricted Common Stock Awards
During the first nine months of fiscal 2022 and 2021, 6,453 and 8,070 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second or third quarters of fiscal 2022 and 2021.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Foreign currency translation adjustments	$40,725	$17,823	$19,535
Pension benefits	3,899	5,106	3,899
Cash flow derivative instruments	(13,481)	3,762	2,562
Total accumulated other comprehensive loss	$31,143	$26,691	$25,996
The components and activity of AOCL, net of tax, for the three and nine month periods ended July 29, 2022 and July 30, 2021 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823
Other comprehensive (income) loss before reclassifications	5,792	—	(632)	5,160
Amounts reclassified from AOCL	—	—	(1,840)	(1,840)
Net current period other comprehensive (income) loss	5,792	—	(2,472)	3,320
Balance as of July 29, 2022	$40,725	$3,899	$(13,481)	$31,143

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive (income) loss before reclassifications	21,190	—	(14,448)	6,742
Amounts reclassified from AOCL	—	—	(1,595)	(1,595)
Net current period other comprehensive (income) loss	21,190	—	(16,043)	5,147
Balance as of July 29, 2022	$40,725	$3,899	$(13,481)	$31,143

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of April 30, 2021	$12,509	$5,106	$11,797	$29,412
Other comprehensive (income) loss before reclassifications	5,314	—	(11,117)	(5,803)
Amounts reclassified from AOCL	—	—	3,082	3,082
Net current period other comprehensive (income)	5,314	—	(8,035)	(2,721)
Balance as of July 30, 2021	$17,823	$5,106	$3,762	$26,691

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive income before reclassifications	(6,685)	—	(10,151)	(16,836)
Amounts reclassified from AOCL	—	—	9,265	9,265
Net current period other comprehensive income	(6,685)	—	(886)	(7,571)
Balance as of July 30, 2021	$17,823	$5,106	$3,762	$26,691
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Basic
Weighted-average number of shares of common stock	104,827	107,130	104,924	107,661
Assumed issuance of contingent shares	—	—	7	6
Weighted-average number of shares of common stock outstanding - Basic	104,827	107,130	104,931	107,667

Diluted
Weighted-average number of shares of common stock outstanding - Basic	104,827	107,130	104,931	107,667
Effect of dilutive shares	621	1,233	823	1,151
Weighted-average number of shares of common stock outstanding - Diluted	105,448	108,363	105,754	108,818
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,066,621 and 2,109 shares of common stock during the third quarter of fiscal 2022 and 2021, respectively, and to purchase 896,184 and 425,748 shares of common stock during the first nine months of fiscal 2022 and 2021, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Operating lease expense	$3,833	$4,397	$16,304	$14,488
Short-term lease expense	303	256	3,445	1,693
Variable lease expense	12	22	12	72
Total lease expense	$4,148	$4,675	$19,761	$16,253
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021
Operating cash flows for amounts included in the measurement of lease liabilities	$14,129	$14,288
Right-of-use assets obtained in exchange for lease obligations	$18,236	$4,739
The following table presents other lease information related to the company's operating leases:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Weighted-average remaining lease term of operating leases in years	6.2	6.6	6.6
Weighted-average discount rate of operating leases	2.99%	2.70%	2.71%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of July 29, 2022:

(Dollars in thousands)	July 29, 2022
2022 (remaining)	$4,579
2023	17,540
2024	16,164
2025	14,001
2026	8,819
Thereafter	24,086
Total future minimum operating lease payments	85,189
Less: imputed interest	8,593
Present value of operating lease liabilities	$76,596

16	Derivative Instruments and Hedging Activities
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
As of July 29, 2022, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $293.0 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$17,723	$1,235	$189
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	4,618	309	133
Total derivative assets	$22,341	$1,544	$322

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$3,682	$1,260
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	18	1,554	872
Total derivative liabilities	$18	$5,236	$2,132
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$22,424	$1,544	$423
Derivative liabilities offsetting derivative assets	83	—	101
Net amount of derivative assets	$22,341	$1,544	$322

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$18	$5,849	$4,853
Derivative assets offsetting derivative liabilities	—	613	2,721
Net amount of derivative liabilities	$18	$5,236	$2,132
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended July 29, 2022 and July 30, 2021:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,640	$(3,113)	$2,508	$7,350
Cost of sales	200	31	(36)	685
Total derivatives designated as cash flow hedging instruments	$1,840	$(3,082)	$2,472	$8,035

	Nine Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,431	$(9,325)	$14,836	$620
Cost of sales	164	60	1,207	266
Total derivatives designated as cash flow hedging instruments	$1,595	$(9,265)	$16,043	$886
The company recognized immaterial gains within other income, net in the Condensed Consolidated Statements of Earnings during the third quarter and first nine months of fiscal 2022, and recognized immaterial losses within other income, net in the Condensed Consolidated Statements of Earnings during third quarter and first nine months of fiscal 2021, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of July 29, 2022, the company expects to reclassify approximately $12.4 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 29, 2022		July 30, 2021
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,160,550	$(760,644)	$976,836	$(645,719)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,640	200	(3,113)	31
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$646	$627	$322	$70

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	July 29, 2022		July 30, 2021
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,342,678	$(2,236,927)	$2,998,929	$(1,949,823)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	1,431	164	(9,325)	60
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(930)	$1,180	$784	$366
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(344)	$1,972	$3,639	$(4,511)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(344)	$1,972	$3,639	$(4,511)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 29, 2022, July 30, 2021, and October 31, 2021, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
July 29, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$22,341	$—	$22,341	$—
Total assets	$22,341	$—	$22,341	$—

Liabilities:
Forward currency contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

		Fair Value Measurements Using Inputs Considered as:
July 30, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$1,544	$—	$1,544	$—
Total assets	$1,544	$—	$1,544	$—

Liabilities:
Forward currency contracts	$5,236	$—	$5,236	$—
Total liabilities	$5,236	$—	$5,236	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Forward currency contracts	$2,132	$—	$2,132	$—
Total liabilities	$2,132	$—	$2,132	$—
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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of July 29, 2022, July 30, 2021 and October 31, 2021, the company's long-term debt included $524.1 million, $424.0 million and $424.0 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of July 29, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $541.0 million compared to its gross carrying amount of $524.1 million. As of July 30, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $525.9 million compared to its gross carrying amount of $424.0 million. As of October 31, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $517.9 million compared to its gross carrying amount of $424.0 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial measures that are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") ("non-GAAP," "adjusted" financial measures), as information supplemental and in addition to the most directly comparable financial measures presented in this Quarterly Report on Form 10-Q that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
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
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate purchase consideration was $399.8 million ("purchase price"). The aggregate purchase consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, we could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by

March 15, 2023. As of July 29, 2022, no liability was recorded within the Condensed Consolidated Balance Sheets for the contingent consideration as the contingency is not probable or estimable. We funded the purchase price with borrowings under our existing unsecured senior revolving credit facility and cash provided by operating activities. Intimidator's results of operations are included within our Professional reportable segment in our Condensed Consolidated Financial Statements from the closing date. For the three and nine months ended July 29, 2022, we recognized $54.4 million and $114.9 million, respectively, of net sales from Intimidator's operations. Intimidator's operations had an immaterial impact on Professional segment earnings for the three and nine month periods ended July 29, 2022. For additional information regarding the acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impact of Russia's Invasion of Ukraine
Beginning in the second quarter of fiscal 2022, in response to Russia's invasion of Ukraine, we discontinued sales into the Russian and Belarus markets. Prior sales in those markets did not represent a significant share of our overall international business, and we do not expect this decision to have a material impact on our financial results.
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
RESULTS OF OPERATIONS
Overview
Consolidated net sales for the third quarter of fiscal 2022 were $1,160.6 million, up 18.8 percent compared to $976.8 million in the third quarter of fiscal 2021. For the first nine months of fiscal 2022, consolidated net sales were $3,342.7 million, up 11.5 percent compared to $2,998.9 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2022 were $886.2 million, an increase of 23.3 percent compared to $718.5 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2022, Professional segment net sales were $2,484.9 million, an increase of 13.1 percent compared to $2,197.1 million in the prior fiscal year comparable period.
Residential segment net sales for the third quarter of fiscal 2022 were $270.0 million, an increase of 7.1 percent compared to $252.1 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2022, Residential segment net sales were $845.0 million, an increase of 7.7 percent compared to $784.9 million in the prior fiscal year comparable period.

Net earnings for the third quarter of fiscal 2022 were $125.2 million, or $1.19 per diluted share, compared to $96.3 million, or $0.89 per diluted share, for the third quarter of fiscal 2021. Net earnings for the first nine months of fiscal 2022 were $325.8 million, or $3.08 per diluted share, compared to $349.8 million, or $3.21 per diluted share, in the comparable fiscal 2021 period.
Adjusted net earnings for the third quarter of fiscal 2022 were $125.1 million, or $1.19 per diluted share, compared to $99.4 million, or $0.92 per diluted share, for the third quarter of fiscal 2021. Adjusted net earnings for the first nine months of fiscal 2022 were $327.0 million, or $3.09 per diluted share, compared to $333.0 million, or $3.06 per diluted share, in the comparable fiscal 2021 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the third quarter of fiscal 2022 by 14.3 percent to $0.30 per share compared to $0.2625 per share paid in the third quarter of fiscal 2021. We also continued repurchasing shares of our common stock under our Board authorized repurchase plan. As a result of the combination of quarterly cash dividends and share repurchases, we returned $204.4 million of cash to our shareholders during the first nine months of fiscal 2022.
Field inventory levels were higher as of the end of the third quarter of fiscal 2022 compared to the end of the third quarter of fiscal 2021 primarily driven by increased inventory costs resulting from inflation and inventory buildup to offset longer lead times and meet expected future demand.
Net Sales
Consolidated net sales for the third quarter of fiscal 2022 were $1,160.6 million, up 18.8 percent compared to $976.8 million in the third quarter of fiscal 2021. For the year-to-date period of fiscal 2022, consolidated net sales were $3,342.7 million, up 11.5 percent compared to $2,998.9 million from the same period in the prior fiscal year. For both the third quarter and year-to-date periods of fiscal 2022, the increases to net sales were primarily driven by net price realization across both Professional and Residential segment product lines and the acquisition of Intimidator, partially offset by lower volumes in certain key product categories. For the third quarter and year-to-date periods of fiscal 2022, the acquisition of Intimidator contributed $54.4 million and $114.9 million of net sales, respectively.
Net sales in international markets increased by $24.5 million and $17.9 million for the third quarter and year-to-date periods of fiscal 2022, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $5.0 million and $2.8 million for the third quarter and year-to-date periods of fiscal 2022, respectively. The international net sales increases for both the third quarter and year-to-date periods of fiscal 2022 were mainly driven by net price realization.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.5)	(66.1)	(66.9)	(65.0)
Gross profit	34.5	33.9	33.1	35.0
Selling, general and administrative expense	(20.5)	(21.4)	(20.4)	(20.2)
Operating earnings	14.0	12.5	12.7	14.8
Interest expense	(0.8)	(0.7)	(0.7)	(0.7)
Other income, net	0.3	0.2	0.2	0.3
Earnings before income taxes	13.5	12.0	12.2	14.4
Provision for income taxes	(2.7)	(2.1)	(2.5)	(2.7)
Net earnings	10.8%	9.9%	9.7%	11.7%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2022 was $399.9 million, up 20.8 percent compared to $331.1 million in the third quarter of fiscal 2021. Adjusted gross profit for the third quarter of fiscal 2022 was $400.3 million, up 20.9 percent compared to $331.1 million for the third quarter of fiscal 2021. Gross margin was 34.5 percent for the third quarter of fiscal 2022 compared to 33.9 percent for the third quarter of fiscal 2021, an increase of 60 basis points. The increase in gross margin was primarily due to net price realization and productivity improvements, partially offset by higher material, freight and manufacturing costs, and the addition of the Intimidator Group at a lower initial gross margin than the company average.
Gross profit for the year-to-date period of fiscal 2022 was $1,105.8 million, up 5.4 percent compared to $1,049.1 million in the same period of fiscal 2021. Adjusted gross profit for the year-to-date period of fiscal 2022 was $1,107.2 million, up 5.5 percent compared to $1,049.1 million for the same period of fiscal 2021. Gross margin was 33.1 percent for the year-to-date period of fiscal 2022 compared to 35.0 percent for the prior year comparable period, a decrease of 190 basis points. The decrease in gross margin was primarily due to higher material, freight and manufacturing costs, and the addition of the Intimidator Group at a lower initial gross margin than the company average, partially offset by increased net price realization and productivity improvements.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $27.7 million, or 13.2 percent, for the third quarter of fiscal 2022 and increased $75.5 million, or 12.5 percent, for the year-to-date period of fiscal 2022 compared to the same periods of fiscal 2021. As a percentage of net sales, SG&A expense decreased 90 basis points and increased 20 basis points for the third quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. The decline in SG&A expense as a percentage of net sales for the third quarter comparison was primarily due to an unfavorable charge incurred in fiscal 2021 for a legal settlement related to a series of ongoing patent infringement disputes that did not recur in fiscal 2022 and increased net sales leverage, partially offset by higher indirect marketing expenses in the current-year period compared to the same period of fiscal 2021. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to a favorable net legal settlement with Briggs & Stratton ("BGG") that was recognized in fiscal 2021 and did not repeat in fiscal 2022, partially offset by an unfavorable charge incurred in fiscal 2021 for a legal settlement related to a series of ongoing patent infringement disputes that did not recur in fiscal 2022.
Interest Expense
Interest expense increased $2.2 million and $2.6 million for the third quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. These increases were driven by incremental borrowing during the current fiscal year periods to fund the Intimidator acquisition, as well as higher average interest rates.
Other Income, Net
Other income, net increased $0.7 million and $0.2 million for the third quarter and year-to-date periods of fiscal 2022, respectively, compared to the same periods of fiscal 2021. These increases were primarily due to higher income from our Red Iron joint venture, partially offset by the unfavorable impact of foreign currency exchange rate fluctuations.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2022 was 20.3 percent compared to 18.0 percent in the third quarter of fiscal 2021. The effective tax rate for the year-to-date period of fiscal 2022 was 20.4 percent compared to 18.8 percent in the same period of fiscal 2021. The increases in the effective tax rate for both the third quarter and year-to-date comparison periods were primarily due to less favorable one-time adjustments and lower tax benefits recorded as excess tax deductions for stock compensation in the current-year periods compared to the same periods of fiscal 2021.
The adjusted effective tax rate for the third quarter of fiscal 2022 was 20.7 percent, compared to an adjusted effective tax rate of 19.3 percent in the third quarter of fiscal 2021. The adjusted effective tax rate for the year-to-date period of fiscal 2022 was 20.8 percent compared to 20.6 percent in the same period of fiscal 2021.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the third quarter of fiscal 2022 were $125.2 million, or $1.19 per diluted share, compared to $96.3 million, or $0.89 per diluted share, for the third quarter of fiscal 2021, an increase of 33.7 percent per diluted share. Adjusted net earnings for the third quarter of fiscal 2022 were $125.1 million, or $1.19 per diluted share, compared to $99.4 million, or $0.92 per diluted share, for the third quarter of fiscal 2021, an increase of 29.3 percent per diluted share. The increase in net earnings per diluted share for the third quarter comparison was primarily due to improved net price realization, ongoing productivity improvements and lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program, partially offset by higher material, freight and manufacturing costs.
Net earnings for the first nine months of fiscal 2022 were $325.8 million, or $3.08 per diluted share, compared to $349.8 million, or $3.21 per diluted share, for the same period of fiscal 2021. Adjusted net earnings for the first nine months of fiscal 2022 were $327.0 million, or $3.09 per diluted share, compared to $333.0 million, or $3.06 per diluted share, for the same year-to-date period of fiscal 2021, an increase of 1.0 percent per diluted share. The decrease in net earnings per diluted share for the year-to-date comparison was primarily due to higher material, freight and manufacturing costs, a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat in fiscal 2022, and lower tax benefits recorded as excess tax deductions for stock compensation, partially offset by improved net price realization, ongoing productivity improvements and lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program.
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

	Three Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	Dollar Value Change	Percentage Change
Professional	$886,232	$718,477	$167,755	23.3%
Residential	269,962	252,117	17,845	7.1
Other	4,356	6,242	(1,886)	(30.2)
Total net sales*	$1,160,550	$976,836	$183,714	18.8%

*Includes international net sales of:	$216,142	$191,665	$24,477	12.8%

	Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	Dollar Value Change	Percentage Change
Professional	$2,484,927	$2,197,058	$287,869	13.1%
Residential	845,039	784,852	60,187	7.7
Other	12,712	17,019	(4,307)	(25.3)
Total net sales*	$3,342,678	$2,998,929	$343,749	11.5%

*Includes international net sales of:	$656,799	$638,921	$17,878	2.8%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	Dollar Value Change	Percentage Change
Professional	$166,191	$122,331	$43,860	35.9%
Residential	26,348	31,548	(5,200)	(16.5)
Other	(35,448)	(36,428)	980	2.7
Total segment earnings	$157,091	$117,451	$39,640	33.8%

	Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021	Dollar Value Change	Percentage Change
Professional	$424,833	$406,279	$18,554	4.6%
Residential	95,203	109,642	(14,439)	(13.2)
Other	(110,742)	(85,401)	(25,341)	(29.7)
Total segment earnings	$409,294	$430,520	$(21,226)	(4.9)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2022 increased 23.3 percent compared to the third quarter of fiscal 2021. The increase was driven primarily by net price realization, increased shipments of zero-turn and stand-on mowers, and incremental revenue from our acquisition of Intimidator, partially offset by lower volume in certain key product categories due to product availability constraints. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2022 increased 13.1 percent compared to the same period of fiscal 2021. The increase was driven primarily by net price realization and incremental revenue from our acquisition of Intimidator, partially offset by lower volume in certain key product categories due to product availability constraints.
Segment Earnings
Professional segment earnings for the third quarter of fiscal 2022 increased 35.9 percent compared to the third quarter of fiscal 2021, and Professional segment earnings margin increased to 18.8 percent from 17.0 percent in the third quarter of fiscal 2021. The increase in Professional segment earnings margin was primarily due to net price realization, productivity improvements and net sales leverage, partially offset by higher material, freight and manufacturing costs, and the addition of the Intimidator Group at a lower initial earnings margin than the segment average. Professional segment earnings for the year-to-date period of fiscal 2022 increased 4.6 percent compared to the same period of fiscal 2021, and Professional segment earnings margin decreased to 17.1 percent from 18.5 percent in the year-to-date period of fiscal 2021. The decrease in Professional segment earnings margin was largely due to higher material, freight and manufacturing costs, and the addition of the Intimidator Group at a lower initial earnings margin than the segment average, partially offset by net price realization and productivity improvements.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2022 increased 7.1 percent compared to the third quarter of fiscal 2021. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2022 increased 7.7 percent compared to the same period of fiscal 2021. The increases in Residential segment net sales for both the third quarter and year-to-date periods of 2022 were primarily driven by net price realization and higher shipments of zero-turn riding mowers and snow products, partially offset by lower sales of walk-power mowers and portable-power products.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2022 decreased 16.5 percent compared to the third quarter of fiscal 2021, and Residential segment earnings margin decreased to 9.8 percent from 12.5 percent in the third quarter of fiscal 2021. Residential segment earnings for the year-to-date period of fiscal 2022 decreased 13.2 percent compared to the same period of fiscal 2021, and Residential segment earnings margin decreased to 11.3 percent from 14.0 percent in the year-to-date period of fiscal 2021. The decreases in Residential segment earnings margin for both the third quarter and year-to-date periods of fiscal 2022 were largely driven by higher material, freight and manufacturing costs, partially offset by increased price realization, productivity improvements and favorable product mix.
Other Activities
Other Net Sales
Net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the third quarter of fiscal 2022 decreased by $1.9 million compared to the same period in fiscal 2021. This decline was due to increased intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution company.
Net sales for our Other activities in the year-to-date period of fiscal 2022 decreased by $4.3 million compared to the same period in fiscal 2021. This year-to-date decrease was due to lower sales from our wholly-owned domestic distribution company due to product availability limitations, partially offset by reduced intercompany sales eliminations for sales from our Professional and Residential segments to our wholly-owned domestic distribution company.
Other Operating Loss
The operating loss for our Other activities for the third quarter of fiscal 2022 decreased $1.0 million compared to the third quarter of fiscal 2021 and was primarily due to an unfavorable fiscal 2021 legal settlement related to a series of ongoing patent infringement disputes which did not recur in fiscal 2022, partially offset by higher interest expense driven by incremental borrowing to fund the Intimidator acquisition.
The operating loss for our Other activities for the year-to-date period of fiscal 2022 increased $25.3 million compared to the same period in fiscal 2021. The increased year-to-date operating loss was primarily due to a favorable net legal settlement with BGG that was recognized in fiscal 2021 and did not repeat in fiscal 2022, lower intercompany cost eliminations related to sales from our Professional and Residential segments to our wholly-owned domestic distribution company, and higher interest expense driven by incremental borrowing to fund the Intimidator acquisition, partially offset by an unfavorable fiscal 2021 legal settlement related to a series of ongoing patent infringement disputes which did not recur in fiscal 2022.

FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment that has created supply chain disruption and more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory and, in certain cases, the inability of our suppliers to meet our commodity and component parts demand requirements, our working capital strategy continues to place primary emphasis on procuring key commodities and components when available in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the third quarter of fiscal 2022 increased $49.4 million, or 16.4 percent, compared to the end of the third quarter of fiscal 2021, primarily driven by higher International sales, as well as a higher receivable from our Red Iron joint venture as a result of increased sales financed under the joint venture near quarter-end. Inventory levels were up $273.6 million, or 41.1 percent, as of the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, primarily due to higher finished goods, work-in-process and parts inventory driven by increased costs resulting from inflation, constrained component supply which limited finished product assembly, and incremental inventories as a result of our acquisition of Intimidator. Accounts payable increased $75.6 million, or 18.4 percent, as of the end of the third quarter of fiscal 2022 compared to the end of the third quarter of fiscal 2021, mainly due to higher purchases and the impact of inflation on the cost of commodities, component parts, and other purchased goods and services.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first nine months of fiscal 2022 was $154.6 million compared to cash provided by operating activities for the first nine months of fiscal 2021 of $477.1 million. This decrease in cash provided by operating activities was primarily due to more cash consumed within inventory due to increased costs resulting from inflation and constrained component supply which limited finished product assembly, in addition to more cash used to satisfy accounts payable and accrued liabilities that remained outstanding as of October 31, 2021 as a result of normalized spending patterns and timing of invoice payments near the end of fiscal 2021.
Cash Flows from Investing Activities
Cash used in investing activities increased $409.9 million during the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021. This increase was primarily due to more cash used for the acquisition of Intimidator and higher purchases of property, plant and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the first nine months of fiscal 2022 was $162.7 million compared to cash used in financing activities for the first nine months of fiscal 2021 of $351.2 million. This increase in cash provided by financing activities was mainly due to higher net borrowings.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Because of this seasonality, our accounts receivable balance has historically increased between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers, and have typically decreased between May and December when payments are received. However, as a result of COVID-19 and the challenging macroeconomic environment that has created supply chain disruption, our accounts receivable pattern has not followed historical patterns during fiscal 2022 and fiscal 2021 because our sales cadence has been driven more by our ability to produce product than historical demand patterns and seasonality. We currently expect this trend to continue throughout the remainder of fiscal 2022.
We generally fund cash requirements for working capital needs, capital expenditures, contractual obligations, acquisitions, investments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, through cash provided by operating activities, availability under our revolving credit facility, and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed to allow us to complete acquisitions or for other corporate purposes. We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, investments, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of July 29, 2022, we had available liquidity of $763.3 million, consisting of cash and cash equivalents of $231.6 million, of which $121.5 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $531.7 million.
Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. The following is a summary of our indebtedness:

(Dollars in thousands)	July 29, 2022	July 30, 2021	October 31, 2021
$600 million revolving credit facility, due October 2026	$65,000	$—	$—
$200 million term loan, due April 2022	—	100,000	—
$300 million term loan, due April 2024	—	170,000	—
$270 million term loan, due October 2026	270,000	—	270,000
$200 million term loan, due April 2027	200,000	—	—
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	—
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,086	124,024	124,040
Less: unamortized discounts, debt issuance costs, and deferred charges	3,470	2,462	2,798
Total long-term debt	1,055,616	691,562	691,242
Less: current portion of long-term debt	65,000	104,217	—
Long-term debt, less current portion	$990,616	$587,345	$691,242
On June 30, 2022, we issued $100.0 million of 3.97% senior notes pursuant to a private placement note purchase agreement and used the proceeds to pay down certain of our outstanding borrowings incurred in connection with our January 2022 acquisition of Intimidator and borrowed under our revolving credit facility. These senior notes mature on June 30, 2032.
On April 27, 2022, we entered into a $200.0 million term loan agreement for the purpose of paying down certain of our outstanding borrowings incurred in connection with our January 2022 acquisition of Intimidator and borrowed under our revolving credit facility. The entire $200.0 million available under the agreement was funded on April 27, 2022, and matures on April 27, 2027.
As of July 29, 2022, we had $65.0 million of outstanding borrowings under our revolving credit facility, primarily as a result of the amount drawn to fund the purchase price of our acquisition of Intimidator, and $3.3 million outstanding under the sublimit for standby letters of credit, which resulted in $531.7 million of unutilized availability under the revolving credit facility. Typically, our revolving credit facility is classified as long-term debt within the Condensed Consolidated Balance Sheets as we have the ability to extend the outstanding borrowings under the revolving credit facility for the full-term of the facility. However, if we intend to prepay a portion of the outstanding balance under the revolving credit facility within the next twelve months, we reclassify the portion of outstanding borrowings under the revolving credit facility that we intend to repay within the next twelve months to current portion of long-term debt within the Condensed Consolidated Balance Sheets. As of July 29, 2022, we reclassified $65.0 million of outstanding borrowings under the revolving credit facility to current portion of long-term debt within the Condensed Consolidated Balance Sheets as we currently intend to repay this amount within the next twelve months.
As of July 29, 2022, we were in compliance with all covenants related to our financing arrangements and were not limited in the amount for payments of cash dividends and common stock repurchases. We expect to be in compliance with all covenants related to our financing arrangements during the remainder of fiscal 2022. If we were out of compliance with any covenant required by our financing arrangements following the applicable cure period, our term loan facility, long-term senior notes, debentures, and any amounts outstanding under the revolving credit facility could become due and payable if we were unable to obtain a covenant waiver or refinance our borrowings under our financing arrangements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.30 per share for the third quarter of fiscal 2022 that was paid on July 13, 2022. This was an increase of 14.3 percent over our cash dividend of $0.2625 per share for the third quarter of fiscal 2021. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2022.
Share Repurchases
During the first nine months of fiscal 2022, we repurchased 1,187,304 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of July 29, 2022, 2,865,158 shares remained available for repurchase under our Board authorized repurchase program. We currently expect to continue repurchasing shares of our common stock throughout the remainder of fiscal 2022, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements, including both wholesale financing and end-user financing arrangements, are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2021. There have been no material changes to our end-user customer financing arrangements during the first nine months of fiscal 2022.
Wholesale Financing
We are party to a joint venture with a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. that enables them to carry representative inventories of certain of our products. The net amount of receivables financed for dealers and distributors under this arrangement for the nine month periods ended July 29, 2022 and July 30, 2021 was $1,886.1 million and $1,733.0 million, respectively.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC") provides inventory financing to dealers of certain of our products in Canada. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron or TCFCFC, which include agreements with third-party financial institutions in the U.S. and internationally. These third-party financial institutions and TCFCFC financed $458.9 million and $323.2 million of receivables for such dealers and distributors during the nine month periods ended July 29, 2022 and July 30, 2021, respectively. As of July 29, 2022 and July 30, 2021, $205.1 million and $129.7 million, respectively, of receivables financed by the third-party financing companies and TCFCFC, excluding Red Iron, were outstanding.
We entered into a limited inventory repurchase agreement with Red Iron and TCFCFC. Under such limited inventory repurchase agreement, we have agreed to repurchase products repossessed by Red Iron and TCFCFC, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of our floor plan financing agreements with the separate third-party financial institutions, we have also entered into inventory repurchase agreements with the separate third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the separate third-party financial institutions. As of July 29, 2022 and July 30, 2021, we were contingently liable to repurchase up to a maximum amount of $79.9 million and $93.8 million, respectively, of inventory related to receivables under these inventory repurchase agreements. Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements during the nine month periods ended July 29, 2022 and July 30, 2021. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and nine month periods ended July 29, 2022 and July 30, 2021:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Gross profit	$399,906	$331,117	$1,105,751	$1,049,106
Acquisition-related costs[1]	401	—	1,425	—
Adjusted gross profit	$400,307	$331,117	$1,107,176	$1,049,106

Operating earnings	$163,048	$121,939	$425,251	$444,120
Acquisition-related costs[1]	704	—	3,456	—
Litigation settlement, net[2]	—	5,750	—	(11,325)
Adjusted operating earnings	$163,752	$127,689	$428,707	$432,795

Earnings before income taxes	$157,091	$117,451	$409,294	$430,520
Acquisition-related costs[1]	704	—	3,456	—
Litigation settlement, net[2]	—	5,750	—	(11,325)
Adjusted earnings before income taxes	$157,795	$123,201	$412,750	$419,195

Net earnings	$125,150	$96,320	$325,785	$349,772
Acquisition-related costs[1]	561	—	2,740	—
Litigation settlement, net[2]	—	4,525	—	(8,947)
Tax impact of stock-based compensation[3]	(581)	(1,397)	(1,568)	(7,846)
Adjusted net earnings	$125,130	$99,448	$326,957	$332,979

Net earnings per diluted share	$1.19	$0.89	$3.08	$3.21
Acquisition-related costs[1]	0.01	—	0.03	—
Litigation settlement, net[2]	—	0.04	—	(0.08)
Tax impact of stock-based compensation[3]	(0.01)	(0.01)	(0.02)	(0.07)
Adjusted net earnings per diluted share	$1.19	$0.92	$3.09	$3.06

Effective tax rate	20.3%	18.0%	20.4%	18.8%
Tax impact of stock-based compensation[3]	0.4%	1.3%	0.4%	1.8%
Adjusted effective tax rate	20.7%	19.3%	20.8%	20.6%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the three month period ended July 29, 2022 represent integration costs and acquisition-related costs for the nine month period ended July 29, 2022 represent transaction and integration costs incurred in connection with the acquisition. No acquisition-related costs were incurred during the three and nine month periods ended July 30, 2021. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q.
2    On November 19, 2020, Exmark Manufacturing Company Incorporated ("Exmark"), a wholly-owned subsidiary of TTC, and Briggs & Stratton Corporation ("BGG") entered into a settlement agreement ("Settlement Agreement") relating to the decade-long patent infringement litigation that Exmark originally filed in May 2010 against Briggs & Stratton Power Products Group, LLC ("BSPPG"), a former wholly-owned subsidiary of BGG (Case No. 8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in selling, general and administrative expense within the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Additionally, during the third quarter of fiscal 2021, we recorded a charge related to a legal settlement for a series of ongoing patent infringement disputes within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Accordingly, litigation settlements, net represents the charge incurred for the settlement of the patent infringement disputes for the three month period ended July 30, 2021. Litigation settlements, net for the nine month period ended July 30, 2021 represents the net amount recorded for the settlement of the Infringement Action, as well as the charge incurred for the settlement of the patent infringement disputes. No amounts were recorded for litigation settlement, net during the three and nine month periods ended July 29, 2022. Refer to Note 14, Contingencies, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the settlement of the Infringement Action.

3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended July 29, 2022 and July 30, 2021.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the nine month periods ended July 29, 2022 and July 30, 2021:

	Nine Months Ended
(Dollars in thousands)	July 29, 2022	July 30, 2021
Net cash provided by operating activities	$154,563	$477,135
Less: Purchases of property, plant and equipment	75,772	47,961
Free cash flow	78,791	429,174
Net earnings	$325,785	$349,772
Free cash flow conversion percentage	24.2%	122.7%
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

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2022 through fiscal 2024. All items are non-trading and stated in U.S. dollars. As of July 29, 2022, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7256	$107,346	$111,413	$4,067
Buy U.S. dollar/Sell Canadian dollar	1.2690	39,630	40,019	389
Buy U.S. dollar/Sell Euro	1.1520	148,624	162,606	13,982
Buy U.S. dollar/Sell British pound	1.3037	41,419	44,009	2,590
Buy Mexican peso/Sell U.S. dollar	22.3550	$41,644	$42,939	$1,295
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of July 29, 2022 includes $524.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $65.0 million outstanding on our variable rate revolving credit facility.
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
In any given period, we strategically work to mitigate any potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity or component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In the first nine months of fiscal 2022, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was higher compared to the average cost of commodities, components, parts, and accessories purchased in the first nine months of fiscal 2021. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2022 will continue to be higher than the average costs experienced during the comparable period of fiscal 2021.

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
With the exception of internal control related integration activities associated with our acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended July 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our acquisition of Intimidator involves a number of risks, the occurrence of which could adversely affect our business, financial condition, and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's third quarter ended July 29, 2022:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
April 30, 2022 through June 3, 2022	—	$—	—	3,313,830
June 4, 2022 through July 1, 2022	191,772	78.24	191,772	3,122,058
July 2, 2022 through July 29, 2022	258,366	77.85	256,900	2,865,158
Total	450,138	$78.02	448,672
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 448,672 shares under this authorized stock repurchase program during the period indicated above and 2,865,158 shares remained available to repurchase under this authorized stock repurchase program as of July 29, 2022.
2    Includes 1,466 shares of the company’s common stock purchased in open-market transactions at an average price of $77.95 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,466 shares were not repurchased under the company’s authorized stock repurchase program described in note 1 above.

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

10.1
Note Purchase Agreement, dated as of June 30, 2022, by and among The Toro Company and the Purchasers Listed on the Purchaser Schedule Thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

	10.2	Form of 3.97% Senior Note due June 30, 2032 (included in Exhibit 10.1).

10.3
Second Amendment, dated as of June 30, 2022, to Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and each of the Institutions a Signatory Thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2022, filed with the SEC on September 1, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 29, 2022 and July 30, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended July 29, 2022 and July 30, 2021, (iii) Condensed Consolidated Balance Sheets as of July 29, 2022, July 30, 2021, and October 31, 2021, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended July 29, 2022 and July 30, 2021, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended July 29, 2022 and July 30, 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 1, 2022	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)