Form 10-K
period 2022-10-31
TORO CO
filed 2022-12-22
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on April 29, 2022, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $8.4 billion.
The number of shares of the registrant's common stock outstanding as of December 15, 2022 was 104,008,480.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Shareholders expected to be held March 21, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

GENERAL
Unless the context requires otherwise, references to “TTC,” the “Company,” “we,” “us,” and “our,” refer to The Toro Company and its consolidated subsidiaries. References to fiscal years, such as "fiscal 2022," are to the fiscal year ending on October 31 of the specified year.
We use “Toro” and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our registered or common law trade names, trademarks or service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity unless otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements regarding future events and our future results within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "forecast," "goal," "optimistic," "encourage," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "promise," "may," "likely," "intend," "can," "seek," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to:
•our anticipated operating results, liquidity requirements and financial condition; the anticipated impacts of current global supply chain disruptions; Russia's invasion of Ukraine and the related sanctions and geopolitical tensions; the inflationary environment; the tight labor market; the novel coronavirus ("COVID-19" or "virus"); and other macroeconomic factors;
•our business strategies, priorities, goals and commitments;
•acquisitions and business initiatives; and
•the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements and outstanding litigation on our business and future performance.
Forward-looking statements are only predictions and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The factors known to us that could materially adversely affect our business, reputation, operations, industry, financial position or future financial performance are described in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described elsewhere in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties described in this Annual Report on Form 10-K, including in Part I, Item 1A, "Risk Factors," are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Quarterly Reports on Form 10-Q and Current Reports on Form 8-K we file with, or furnish to, the United States Securities and Exchange Commission (the "SEC").

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
We design, manufacture, market and sell professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. Our products are marketed and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users) under the primary trademarks of Toro®, Ditch Witch®, eXmark®, Spartan®, BOSS®, Ventrac®, American Augers®, Trencor®, Pope®, Subsite®, HammerHead®, Radius®, PERROT®, Hayter®, Unique Lighting Systems®, Irritrol®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
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
These Other activities consist of earnings (loss) from a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2022: Professional, 76.0 percent; Residential, 23.7 percent; and Other, 0.3 percent.
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
Business Combinations
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we acquired the privately held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The acquisition consideration was $399.8 million, subject to contingent consideration for an amount not to exceed $15.0 million through the end of calendar year 2022, in the event of certain qualifying tax changes. The acquisition was funded with borrowings under our existing unsecured senior revolving credit facility and cash provided by operating activities. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
Products by Market
We strive to be a leader in adapting advanced technologies to products and services that provide innovative solutions for turf care maintenance; landscapes; rental, specialty, and underground construction; snow and ice management; agricultural fields; and residential demands. The following is a summary of our products, by market, for our Professional segment and our products for our Residential segment.
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
Golf Market
We design, manufacture, market, and sell equipment products under the Toro and Ventrac brands that are intended to provide innovative solutions for golf course turf maintenance. Equipment products for the golf market include large reel and rotary riding mowers for fairway, rough, and trim cutting; riding and walking mowers for greens and specialty areas; greens rollers; all-wheel drive articulating tractors; turf sprayer equipment; utility vehicles; aeration equipment; bunker maintenance equipment, and other specialty turf equipment. We also market and sell irrigation products for the golf market under the Toro brand that are designed to provide innovative water application solutions for golf course turf maintenance. These irrigation products predominantly consist of sprinkler heads, controllers, turf sensors, valves and operating software. These equipment and irrigation products are primarily sold to distributors and dealers, who then sell to owners, managers and/or superintendents of golf courses.
Sports Fields and Grounds Market
We design, manufacture, market, and sell Toro and Ventrac-branded equipment products that are intended to provide innovative turf maintenance solutions to sports fields and grounds customers. Equipment products for the sports fields and grounds market primarily include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, all-wheel drive articulating tractors, multipurpose vehicles and debris management products, which include versatile debris vacuums, blowers, and sweepers. In addition to equipment products, we also market and sell irrigation products under the Toro and PERROT brands that are designed to provide innovative water application solutions for sports fields and grounds turf maintenance. These irrigation products primarily include sprinkler heads, controllers, turf sensors, valves and operating software. These products are primarily sold to distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.
Landscape Contractor Market
We design, manufacture, market, and sell equipment products under the Toro, eXmark, Spartan and Ventrac brands that are intended to provide innovative turf management solutions to landscape contractors. Equipment products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and all-wheel drive articulating tractors, as well as lawn solution, turf renovation, and tree care equipment. These equipment products are primarily sold to distributors and dealers, who then sell to landscape contractors engaged in turf maintenance activities.
Underground Construction Market
We design, manufacture, market, and sell a range of professional grade products to serve the underground construction market under the Ditch Witch, American Augers, Trencor, HammerHead, Subsite, and Radius brands, including horizontal directional drills, walk and ride trenchers, vacuum excavators, horizontal directional drilling guidance and support equipment, utility locators, utility inspection systems, pipe rehabilitation and replacement solutions, as well as after-market tools, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels. Such products are utilized by specialty contractors worldwide to install water, gas, electric, telecommunication, fiber optic, and other utility distribution systems.
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
Snow and Ice Management Market
We design, manufacture, market, and sell equipment products under the BOSS, Ventrac, and Toro brands that are intended to provide innovative snow removal and ice management solutions for the snow and ice management market. These equipment products primarily consist of snowplows; salt and brine ice control products; accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, skid steers, and front-end loaders; and all-wheel drive articulating tractors, sidewalk snow and ice solution vehicles, and related attachments and accessories. These products are mainly sold through distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
Commercial Irrigation and Lighting Market
Irrigation products are designed, manufactured, marketed, and sold under the Toro and Irritrol brands and primarily include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These irrigation products are designed to provide innovative water application solutions for both commercial and residential landscapes. Both the Toro and Irritrol brands have received several U.S. Environmental Protection Agency ("EPA") WaterSense awards, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In fiscal 2022, TTC was recognized for the eighth consecutive year with the WaterSense Excellence Award for our dedication to offering products that are designed to help our customers save water, in addition to other factors, as well as for our excellence in outreach, education, training and public relations. In addition to our irrigation products, we market and sell Unique Lighting Systems-branded products primarily consisting of a line of lighting fixtures and transformers designed for commercial and residential landscapes. Our commercial irrigation and lighting products are predominantly sold to distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors that professionally install these products as new systems or use these products to replace or retrofit existing systems.
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
International Operations
We currently manufacture our products in the U.S., Mexico, Australia, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, France and Belgium. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 19.5 percent, 20.9 percent, and 20.1 percent of total consolidated net sales for fiscal 2022, 2021, and 2020, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
As a result of our international operations, we are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business. For additional information regarding our foreign currency exchange rate risk exposure, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K.
Engineering, Research and Innovation
We believe that our longstanding commitment to innovation and quality in our products has been a key driver of our market success. We are committed to the development of innovative new products and improvements in the quality and performance of existing products. When applicable, we also may pursue targeted and strategic acquisitions to acquire innovative technologies that we believe bolster our longstanding commitment to innovation in our products and complement and support the development of alternative power, smart-connected, and autonomous products within our Professional and Residential segments.
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
Manufacturing and Production
Our manufacturing facilities are designed to provide efficient and flexible assembly-line manufacturing of our products. In addition to most final assembly, we have strategically identified specific core manufacturing competencies for vertical integration, such as injection molding, extrusion, welding, stamping, fabrication, laser cutting, painting, machining, and aluminum die casting, and have chosen outside vendors to provide other services, where applicable. We design component parts through collaboration with our vendors, contract with them for the development of tooling, and subsequently enter into agreements with such vendors to purchase component parts manufactured using the tooling. We also have agreements with third-party manufacturers to produce certain standalone end-products on our behalf. In addition, our vendors regularly test new technologies to be applied in the design and production of component parts. Our manufacturing operations include robotic and computer-automated equipment intended to speed production, reduce costs, and improve resource use and the quality, fit, and finish of our products. Our operations are also designed to be flexible enough to accommodate product design changes that are necessary to respond to market conditions and changing customer requirements.
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
Our Professional segment products and Residential segment lawn and garden products are generally manufactured throughout the year with peak production generally occurring ahead of the key selling seasons for certain of our businesses and product lines that are more subject to seasonality. However, our Residential segment snow thrower products are generally manufactured in the summer and fall months but may be extended into the winter months, depending upon weather conditions in key regions, the related demand for such products and certain impacts from global supply chain disruptions. Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity; commodity, component part, and labor availability; timing of shipments; and field inventory levels. Our production system generally utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels. We may also periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. Production shut downs of this nature are generally not materially disruptive to our business and are considered to be normal.
Commodities, Components, Parts, and Accessories
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products. Our primary cost exposures for such items used in our products are with steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products. However, most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as stand-alone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, changing prices, foreign currency fluctuations, tariffs, duties, trade regulatory actions, industry actions, changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, including certain engines imported into the U.S. from China. For additional information regarding changing costs of commodities, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk."
Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources, and are in adequate supply. Although we regularly monitor the adequacy of the supply of our commodities, components, parts, and accessories, and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands has caused disruptions in our ability to procure the commodities, components, and parts required to manufacture our products.
Service and Warranty
Our products are warranted to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally for specified periods of time and on select products' hours of usage, generally covers parts and labor, and may cover certain other expenses for non-maintenance repairs. We also sell extended warranty coverage on select products for a prescribed period after the original warranty period expires. Warranty coverage generally does not cover operator abuse or improper use. An authorized distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. At the time of sale, we recognize expense and record an accrual by product line for estimated costs in connection with forecasted future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. Additionally, from time to time, we may also establish warranty accruals for our estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense.
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
Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. From time to time, we are involved in trademark oppositions where we are asserting our trademarks against third-parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks and help maintain distinct products and services that we believe are well regarded in the marketplace. For a description of our material intellectual property legal proceedings, refer to the headings titled "Litigation" and "Litigation Settlement" within Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Seasonality
As a result of our global presence in key markets that are subject to seasonal weather patterns, some of our businesses are seasonal. Overall, our seasonal shipment volumes are generally a function of the key selling seasons of our channel partners based on their industry, geographic location, and the nature and intended purpose of our products in relation to the correlating season. Seasonal weather patterns can impact the timing of the key selling seasons of our channel partners, which may cause our quarterly financial results to differ between fiscal years as demand for our products and related shipment volumes can shift between quarters. Such shifts in the demand for our products and related shipment volumes may result in a negative or positive impact on our net sales and other operating results for a particular period.
Our shipment volumes generally precede and overlap the key selling seasons of our channel partners in order to better allow our channel partners to align field inventory levels with the anticipated retail demand from end-customers. As a result, our shipment volumes have historically been the highest in our fiscal second quarter, and retail demand for our products is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase between January and April as a result of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease between May and December when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash flows from operations, cash on hand, and borrowings under our revolving credit facility, as applicable.
Shipments of our Residential segment products tend to be more seasonal, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and demand for our products. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our Residential products somewhat moderate this seasonality of our Residential segment product sales.
Seasonality of Professional segment product sales also exists but is slightly tempered because the selling season in the Southern U.S. and our markets in the Southern hemisphere generally continue for a longer portion of the year than in Northern regions of the world. Our BOSS and Ventrac brands offer a portfolio of counter-seasonal snow and ice management products in our Professional segment with our shipments of snow and ice management products occurring primarily between April and December, which can result in variability of shipment volumes depending upon pre-season demand, in-season snowfalls, and product availability. Additionally, our rental, specialty, and underground construction business is generally less seasonal than certain of our Professional segment businesses primarily due to the strong presence of certain of the underlying brands in the Southern U.S. markets and the inherent nature of the underground construction market being less impacted by seasonal factors.
Effects of Weather
From time to time, seasonal weather conditions in particular geographic regions or markets, specifically severe wet or dry conditions, as well as significant weather events such as fires, hurricanes, tornados, drought, rainfall, unseasonably warm winter months, or other weather events, including those exacerbated by global climate change, may adversely or positively affect sales, demand, and field inventory levels of some of our products. In addition, weather conditions in key regions can cause disruption in our supply chain, which may impact our ability to procure the commodities, components, parts, and accessories needed to manufacture our products to meet the needs of our customers, and such disruptions may adversely or positively affect sales, demand, and field inventory levels of some of our products.
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
Residential segment products, such as walk power mowers, zero-turn riding mowers, and snow throwers, are generally sold to home centers, mass retailers, dealers, and hardware retailers, as well as online (direct to end-users). In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold to home centers, mass retailers, and hardware retailers. Internationally, Residential segment products are sold to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, Residential segment products are mainly sold to distributors for resale to dealers and mass retailers.
We operate one wholly-owned domestic distribution company. Our primary purpose in owning a domestic distributorship is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, Ditch Witch, eXmark, Spartan, BOSS, Ventrac, American Augers, Trencor, Pope, Subsite, HammerHead, Radius, PERROT, Hayter, Unique Lighting Systems, Irritrol, and Lawn-Boy products. Across our brands, we market our Professional and Residential segment products during the appropriate seasons through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
Customer Financing Arrangements
Inventory Financing
We are party to a joint venture with TCF Inventory Finance, Inc. ("TCFIF"), now doing business as Huntington Distribution Finance, Inc. ("HDF"), a subsidiary of The Huntington National Bank, established as Red Iron Acceptance, LLC ("Red Iron"). TCF Inventory Finance, Inc. changed its name to Huntington Distribution Finance, Inc. on September 1, 2022. The primary purpose of Red Iron is to provide floor plan inventory financing to certain distributors and dealers of certain of our products in the U.S.
Under separate agreements between Red Iron and the dealers and distributors, Red Iron provides loans to the dealers and distributors for the advances paid by Red Iron to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. Red Iron retains a security interest in the distributors' and dealers' financed floor plan inventories and such inventories are monitored regularly. Financing terms to the distributors and dealers require payment as the inventory, which secures the indebtedness, is sold to customers or when payment otherwise becomes due under the agreements between these financing entities and the distributors and dealers, whichever occurs first.
Under a separate agreement, TCF Commercial Finance Canada, Inc. ("TCFCFC"), now doing business as Huntington Commercial Finance Canada, Inc. ("HCFC"), provides inventory financing to dealers of certain of our products in Canada. TCF Commercial Finance Canada, Inc. changed its name to Huntington Commercial Finance Canada, Inc. on September 1, 2022. We also have floor plan financing agreements with other third-party financial institutions to provide floor plan financing to certain dealers and distributors not financed through Red Iron or HCFC, which include agreements with third-party financial institutions in the U.S. and internationally. Additionally, we continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.
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
We strive to balance timely order fulfillment to our customers with the lead times required by our suppliers to efficiently source commodities and component parts and manage costs. However, during fiscal 2022, we continued to experience strong customer demand that outpaced our production capacity which was hampered by ongoing supply chain disruptions and challenging conditions for sourcing adequate amounts of certain commodity and component parts inventory. The approximate backlog of orders as of October 31, 2022 and 2021 was $2,309.1 million and $1,575.9 million, respectively, an increase of $733.2 million. Barring any significant and longer-term material supply chain constraints, we expect that the majority of the existing October 31, 2022 backlog of orders will be fulfilled during fiscal 2023; however, it is possible that continued global supply chain disruptions, or other factors, such as customer issues, could cause further delays in delivery, an inability to complete unfilled customer orders, or even cancelled orders.
Competition
Our global business operations result in us competing with many U.S. and non-U.S. companies across our various markets, industries, and product offerings. These competitors and the degree of competition vary widely by industry, product line, end market, geographic scope and/or geographic location, including some competitors that have substantially larger operations and financial resources than we do and some that have smaller operations offering various capabilities to customers. We also experience a certain level of competition among our own brands within certain industries and end markets. Because of the diversity of our product portfolios and markets, our businesses typically have a different set of competitors in each geographic area and end market in which they participate. Accordingly, estimating the number of competitors or precise market share is challenging; however, we believe that we are a principal competitor in most of our industries and markets.
The principal competitive factors in our markets are product innovation; quality and reliability; pricing and sales promotion and incentive programs; product support and customer service; warranty; brand awareness; reputation; distribution, shelf space, and product availability; and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, and home centers, as well as online (direct to end-users), users are offered comprehensive service support during and after the warranty period. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in, and focus on, the markets in which our businesses operate, and our distribution channels position us well to compete in various markets.
Our Residential segment products generally face a higher volume of competition than our Professional segment products given the relatively low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products face more competition because many foreign competitors design, manufacture, market, and sell products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, invoice in local currency, and execute foreign currency derivative hedging instruments, as appropriate, to remain competitive in international markets.

Human Capital Resources and Management
Our Purpose, Vision, Mission and Guiding Principles
We believe our commitment to our human capital resources is key to:
Our Purpose: To help our customers enrich the beauty, productivity and sustainability of the land.
Our Vision: To be the most trusted leader in solutions for the outdoor environment. Every day. Everywhere.
Our Mission: To deliver superior innovation and to deliver superior customer care.
As part of our guiding principles, we believe our success is deeply rooted in caring relationships built on trust and integrity. We believe these relationships are the foundation of our market leadership in innovation and solutions that make outdoor environments beautiful, productive and sustainable. We are committed to fostering a meaningful and enriching culture and engaging employee experience. We believe bringing more diversity to our workforce and our commitment to employee wellness and environmental stewardship create a sense of community, allowing employees to take pride in their jobs and live the TTC values.
Our employees are further guided by our global Code of Conduct, which provides a framework for our actions and is the foundation of our partnership with TTC stakeholders—customers, suppliers, shareholders, communities, employees and others. Our goal is to foster a culture of trust and respect for all stakeholders and create a productive, supportive and thriving work environment for all TTC employees.
Number of Employees
During fiscal 2022, we employed an average of 11,434 employees. The total number of employees as of October 31, 2022 was 11,287.
Unions and Collective Bargaining Agreements
As of October 31, 2022, approximately 13.0 percent of our employees were represented by a union under a collective bargaining agreement. Our collective bargaining agreements typically are for terms of three to five years, and from time to time, our collective bargaining agreements expire and come up for renegotiation. Our four collective bargaining agreements expire in October 2023, October 2025, March 2026, and June 2026. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements.
Employee Safety
The safety of our employees is paramount to us. We provide mandatory safety trainings each month in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors also complete safety management courses. In addition to traditional training, we use safety scorecards, standardized signage, and visual management throughout our facilities. Safety best practices are also regularly featured in our employee newsletters and town halls.
Employee Engagement
We provide all employees with the opportunity to share their opinions and feedback on our culture through an engagement survey. Results of the survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change and leverage the overall success of our organization.
Talent Development
Our key talent philosophy is to develop talent from within and supplement with external hires. We provide all employees a wide range of professional development opportunities, both formal and informal, at all stages in their careers. Our formal career development offerings include apprenticeships, job training, mentoring and coaching, leadership development, tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational training and external partnerships across the globe. One of our unique leadership development programs is our Front-Line Leadership Excellence program ("FLEX"), which focuses on building the leadership capabilities of our manufacturing supervisors globally, those with direct oversight of the people building our products. FLEX is designed to focus on helping our supervisors work through obstacles and communication challenges in order to enable the success of their teams.
We have transitioned many of our professional development opportunities to virtual delivery options and expanded our offerings for on-demand learning to ensure that robust learning opportunities were still available to our employees who were not required to be physically present at our facilities and sites to perform their job responsibilities. One such example of a virtual development program is our Engaging Effectively program, which we offer to leaders who are required to manage differently in a remote and hybrid environment, yet still engage and achieve high performance standards with their teams.
Health and Wellness
The health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. Such programs are designed to support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors.
Diversity, Equity and Inclusion
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") is core to us. To promote DEI in the workplace, our DEI committee is focused on its strategic pillars of nurturing an inclusive workspace, attracting and maintaining a diverse workforce, and impacting the communities and markets in which our employees live and work. Initiatives developed by our DEI committee include, but are not limited to, events to celebrate heritage and awareness months, a new grant program for advancing equitable communities and the inception of an employee resource group to support women in the workforce.
Compensation and Benefits
We believe we provide a competitive total rewards opportunity to attract and retain superior talent. In addition to annual base salaries, our total rewards, which vary by country/region, can include annual incentive opportunities, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others.
Community Involvement
At the heart of TTC is our commitment to people, and we believe that a satisfying life comes from contributing to, and engaging with, the communities where we live and work. Community support is core to our culture and our efforts reflect a dedication to action and engagement that enriches the lives, communities, industries and land that we serve. Our community efforts center on four pillars: Employees, Community, Industry and Land. Water. Thrive. Through employee volunteerism and donations, corporate giving and in-kind donations, we aim to enhance and beautify outdoor spaces while also supporting the shared valued of our partner communities and organizations.
Our employees around the world volunteer with local charitable organizations and civic projects including supporting the beautification and preservation of outdoor environments, water conservation, community health, housing and youth enrichment. We extend the impact of our employees’ efforts through matching gifts and the donation of products and expertise, and by providing all full-time salaried employees with the opportunity to volunteer up to 20 hours of their time during the workday each year. In addition, as part of our Land. Water. Thrive. effort, we provide immersion experiences for our employees to work with smallholder farmers in developing countries. Our Land. Water. Thrive. program is designed to improve productivity and agricultural water practices while also strengthening our employees’ empathy and customer-focused approach to problem solving.
Additional Information
Additional information is included in our Fiscal 2021 Sustainability Report, which is available on our website. Information contained or referenced on our website, including in our Sustainability Report, is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.
Environmental Matters and Other Governmental Regulation
Our business, operations, facilities, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; recycling and waste disposal; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and foreign jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the U.S. EPA implementation of Tier 4 emission requirements applicable to diesel engines several years ago, China, the European Union ("EU") and related countries, and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other global markets, including Australia, in which we sell our products. CARB continues to propose and discuss implementation of zero emissions equipment regulations that, when implemented, will phase in increasingly stringent requirements on exhaust and other emissions from lawn and garden equipment.
•The U.S. federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, and related countries, have implemented one or more of the following: product life-cycle laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including, but not limited to (i) the Waste Electrical and Electronic Equipment directive, which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals directive or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) the Battery Directive, which regulates the manufacture and disposal of batteries; (v) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (vi) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (vii) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment; (viii) conflict minerals laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC, which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; (ix) other product substance restriction laws, some of which require certain labeling of products, such as California Proposition 65; (x) electromagnetic compatibility laws and regulations, such as the EU Electromagnetic Compatibility directive, and similar laws and regulations in other markets; (xi) wireless product type approvals and licenses in global markets and the EU Radio Equipment Directive and similar laws and regulations related to wireless and radio usage; and (xii) supply chain transparency laws and regulations addressing modern slavery and human trafficking.
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
Compliance with existing laws, rules, and regulations has not historically had a material impact on our capital expenditures, earnings or global competitive position. With respect to acquired properties and businesses, we conduct due diligence regarding potential exposure to environmental liabilities and overall regulatory compliance but cannot be certain that we have identified or will identify all adverse environmental conditions or non-compliance with applicable laws, rules and regulations. We are also involved in the evaluation and environmental clean-up of a limited number of properties currently and previously owned. We do not expect that these matters will have a material adverse effect on our Consolidated Financial Position or Results of Operations.
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
ITEM 1A. RISK FACTORS
The following are material risk factors known to us that could materially adversely affect our business, reputation, operating results, industry, financial position, or future financial or operational performance. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, reputation, operating results, industry, financial position, or future financial or operational performance.
Risk Factor Summary
This summary is not complete and should be read in conjunction with the more detailed risk factors set forth below.
Economic and Operational Risks
•Our net sales and earnings have been and will likely continue to be adversely affected by economic conditions and outlook in the locations in which we conduct business.
•If we are unable to enhance existing products and develop and market new products, demand for our products may decrease adversely impacting our net sales and earnings.
•Disruption and/or shortages in commodities, components, parts, or accessories has adversely affected and could continue to adversely affect our business.
•COVID-19 materially adversely impacted portions of our business, financial condition and operating results, and will likely continue to some extent.
•Weather conditions, including conditions exacerbated by global climate change, may impact demand for our products and/or cause disruptions in our operations.

•Our Professional segment net sales are dependent on several factors, including golf, infrastructure and construction activity.
•Our Residential segment net sales are dependent on several factors, including product placement, consumer confidence and spending levels and changing customer buying patterns.
•Changes in our product mix have adversely impacted and could continue to adversely impact our operating results.
•We face intense competition, which could harm our business and operating results.
•Increases in the cost of commodities, components, parts, and accessories have adversely affected and could continue to adversely affect our profit margins.
•We are dependent upon our facilities and those of our suppliers and other third parties.
•We are dependent upon a strong, effective labor force.
•If we or our distribution channel customers do not maintain appropriate inventory levels, our net sales and other operating results could be negatively impacted.
•We are dependent upon our distribution channel customers.
•We are dependent upon the availability and terms of credit offered to our customers.
•We are dependent upon effective information systems.
•Our international operations involve risk.
•We may experience disruptions to our operations as result of facility changes and renovations.
Strategic Risks
•Acquisitions, divestitures and restructuring activities involve risk and may prove to be unsuccessful.
•Increased scrutiny regarding our ESG practices could impact our reputation.
Financial Risks
•We may be required to incur impairment and other charges which would harm our operating results.
•Foreign currency exchange rate fluctuations may harm our operating results.
•We are dependent upon the availability and cost of our credit arrangements and any downgrade in our credit ratings could adversely affect our access to and increase the cost of such arrangements.
•Changes in accounting or tax standards and policies and/or assumptions underlying estimates could harm our operating results.
Legal, Regulatory, and Compliance Risks
•Our patents, trademarks, and contractual provisions may be insufficient to protect our proprietary rights or we may infringe the proprietary rights of others.
•Our business, which is subject to extensive regulation, involves legal and regulatory risks.
•We are subject to product quality issues, product liability claims, and other litigation from time to time.
General Risk Factors
•We may not achieve our financial projections or other business initiatives, which could have an adverse effect on our business, operating results, and financial condition.
•If we are unable to attract and retain key executive and other talent or successfully implement key employee transitions, we may be unable to meet strategic objectives and our business could suffer.
Economic and Operational Risks
Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the locations in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business have and could continue to impact our net sales and earnings. These adverse economic conditions include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times, and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations. In the past, some of these factors have caused and may continue to cause our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings.
If we are unable to continue to enhance existing products and develop and market new products, demand for our products may decrease.
One of our strategies is to develop innovative, customer-valued and high-quality products to generate revenue and earnings growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant portion of our net sales and are expected to continue to represent a significant portion of our future net sales. We may not be able to compete as effectively and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new and innovative products, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers.
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
Disruption and/or shortages in the availability of commodities, components, parts, or accessories has, and could continue to, adversely affect our business.
Global supply chain disruptions, COVID-19, natural disasters, antidumping and countervailing duty petitions regarding certain engines imported into the U.S. from China, and other tariffs has, to various and differing degrees, impacted the availability of commodities, components, parts, and accessories used in our products. In addition, while most of our commodities, components, parts, or accessories are generally commercially available from a number of sources, certain items are sourced from single suppliers, which has limited, and could continue to limit, the availability of commodities, components, parts, and accessories when such suppliers are unable to meet our production requirements and we are unable to source such items from an alternative supplier in a timely manner to meet our production needs. This occurred at times during fiscal 2022. Any continued or new disruption or shortages in the availability of commodities, components, parts, or accessories, including as a result of labor staffing, workforce shortage, or other challenges that our suppliers may experience as a result of financial hardship, pandemics and/or epidemics, natural disasters, and adverse weather, the frequency and intensity of which may be exacerbated by climate change, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.
COVID-19 materially adversely impacted portions of our business, financial condition and operating results and such impact may continue and be material.
COVID-19 created significant worldwide volatility, uncertainty and disruption and has materially adversely impacted portions of our business and such adverse impact may continue. The extent and duration of such possible impacts will depend on numerous factors, including:
•global governmental, business and individual actions taken in response to COVID-19;
•the effect on our suppliers and companies throughout our supply chain to meet supply commitments, requirements, and/or demands and our ability to continue to obtain commodities, components, parts, and accessories on a timely basis and at anticipated costs;
•the effect on our dealers, distributors, mass retailers, and other channel partners and customers, including reduced or constrained budgets and cash preservation efforts;
•our ability to fulfill existing and future sales order backlog;
•significant reductions or volatility in demand for our products or services;
•increasing logistics costs and transportation challenges;
•costs of any additional preparedness plans or actions to help ensure the health and safety of our employees and continued operations;
•availability of employees to staff our operations and those of companies in our supply chain;
•potential future restructuring, impairment or other charges;
•our ability to establish and maintain appropriate estimates and assumptions used to prepare the Consolidated Financial Statements; and
•the financial and credit markets and economic activity generally, which could harm our operating results and ability to access capital and comply with financial covenants.
Weather conditions, including conditions exacerbated by global climate change, have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.
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
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, and professional users engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Any one or a combination of the following factors, among others, many of which have been adversely impacted by COVID-19, could result in a decrease in spending and demand for our products and have an adverse effect on our Professional segment net sales and earnings:
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
Our Residential segment net sales depend on several factors, including product placement, consumer confidence and spending levels, changing buying patterns of customers and the impact of significant sales or promotional events.
The elimination, reduction, or changes in the placement of shelf space assigned to our Residential segment products at mass retailers and home centers could adversely affect our Residential segment net sales. Our Residential segment net sales also depend upon the buying patterns of consumers and changes to buying patterns could result in reduced sales. For example, as consumers purchase products at home centers and mass retailers that typically offer broader and lower price points than dealers, demand for and sales of our Residential segment products purchased at mass retailers and home centers have increased. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose any substantial customer, but the loss of any such customer, a significant reduction in sales to such customers, our inability to maintain adequate product placement at mass retailers and home centers or our inability to respond to future changes in buying patterns of consumers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results can be impacted as a result of the timing of significant sales or promotional events for our Residential products.

Changes in product mix could adversely impact our financial performance, including profit margins and net earnings.
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
We face intense competition, which could harm our business and operating results.
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
Increases in the cost of commodities, components, parts, and accessories or our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and other commodities, components, parts and accessories. Increased costs and/or inflation, increased tariff, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China, or the inability of suppliers to continue operations or otherwise remain in business, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses. Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by increasing prices on some of our products and executing on our strategic productivity initiatives, which include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, and engaging in internal cost reduction efforts, all as appropriate. However, during fiscal 2022, we experienced higher material, freight and manufacturing costs, which adversely affected our margins, and we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
We are dependent upon the efficient operation of our facilities and those of our suppliers, distribution channel customers, mass retailers, and home centers where our products are sold.
Production downtime and/or the inability to produce products at our facilities and those of our suppliers or other disruptions have occurred and could continue to occur as a result of several factors, including supply chain challenges, labor shortages, natural disasters, inclement weather, man-made disasters or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our distribution channel customers, mass retailers or home centers where our products are sold, or suppliers. A work slowdown, strike, or similar action could occur at any one of our facilities, or the facilities of our distribution channel customers and suppliers, and such facilities could fail to renew or enter into new collective bargaining agreements or may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we plan to shift production between our manufacturing facilities from time to time and open new manufacturing and/or distribution facilities to align production capacity with production goals. Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our customers, produce or maintain sufficient inventory of our products, receive commodities, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of commodities, components, parts, or accessories; higher fuel, transportation, and commodity costs; and delays in shipments to our distribution channel customers.
Any failure by us, or our suppliers or distribution channel partners, to hire and/or retain an adequate labor force could adversely affect our business, operating results, and reputation.
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
Our labor needs and those of our suppliers and distribution channel partners have been negatively impacted by COVID-19, which has exacerbated the challenges in retaining and maintaining an adequate production staff. If we, or our suppliers and distribution channel partners, continue to be unable to hire, train, and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, we could continue to experience disruptions in our manufacturing and other processes, which have and could continue to adversely impact our business, operating results and reputation.
If we underestimate or overestimate demand for our products and do not maintain appropriate inventory levels, our net sales and/or working capital could be negatively impacted.
Our ability to manage our inventory levels to meet our customers' demand for our products and fulfill existing and future sales order backlog is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, taking into account production capacity, timing of shipments, existing sales order backlog, and field inventory levels. Managing inventory levels in the current macroeconomic environment is particularly difficult as a result of demand volatility; changes to production operations, locations and schedule; and supply chain challenges limiting our ability to source an adequate supply of commodities, components, parts, and accessories to meet our production requirements. These factors have resulted in manufacturing inefficiencies and related unfavorable manufacturing variances that have negatively impacted our financial results. During fiscal 2022, our working capital strategy placed primary emphasis on procuring key commodities and components when available in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. This strategy resulted in increased inventories which adversely affected our cash flow. If manufacturing inefficiencies continue, we underestimate or overestimate both channel and retail demand for our products, are not able to manufacture product to fulfill customer demand and existing and future sales order backlog, and/or do not produce or maintain appropriate inventory levels, our net sales, margins, net earnings, and/or working capital could continue to be negatively impacted. Furthermore, such impacts hinder our ability to meet customer demand, result in the loss of customers, and could cause us to incur charges associated with inventory valuation adjustments for excess and obsolete inventories.
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
In addition, if adverse economic conditions, business conditions or other events cause a decline in sales by our distribution channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.
We are dependent upon the availability and terms of credit offered to our customers.
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
We are dependent upon the effective operation of our information systems, software, or information security practices and those of our business partners or third-party service providers.
We have many information systems and other software that are critical to our business and certain of our products, some of which are managed by third parties. These information systems and software are used to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions; our manufacturing and supply chain processes; managing personal data or other data relating to our customers, suppliers, and employees; and the data related to our research and development efforts. We may be unable to enhance our existing information systems and software or implement new information systems or software when necessary; may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems; and/or require substantial expenditures or interruptions in operations in connection with any system changes we might pursue, including as may be necessary during the integration of acquisitions. The failure of our information systems or software or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of or transfer over to new systems or the modification or upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer.
Additionally, we take steps to secure our information systems and software and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks including those that may be used by our products, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data or data of our customers, suppliers or employees. Our business, reputation, operating results, and financial condition could be adversely affected if a significant cyber event or other event, disrupts or shuts down our operations; our confidential, proprietary information or data of our customers, suppliers, or employees is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines or face other regulatory enforcement actions, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs. As we continue to develop internet-connected products and other new, emerging, and/or disruptive technologies, similar risks may also be present in the systems, technology, and software installed within such products. In addition, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting, which if approved, will require us to develop additional policies and procedures to comply with these new rules.
Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales and earnings.
International markets have been, and will continue to be, a strategic focus area for revenue growth, both organically and through acquisitions. We currently manufacture our products and maintain sales offices in the U.S. and other countries for sale throughout the world. Our net sales outside the U.S. were 19.5 percent, 20.9 percent, and 20.1 percent of our total consolidated net sales for fiscal 2022, 2021, and 2020, respectively. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales; however, expanding our existing international operations and entering into additional international markets requires significant management attention and financial resources. Several factors, including the implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions or the impact of sovereign debt defaults by certain European countries, could adversely affect our international net sales.
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
•national and international conflicts, including the war between Ukraine and Russia and foreign policy changes, acts of war or terrorist acts;
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

Strategic Risks
Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships involves risk.
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, in January 2022, we acquired Intimidator Group.
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
•difficulties, delays, or unanticipated costs in integrating and assimilating information and financial systems, internal controls, operations, manufacturing processes and products or in realizing projected efficiencies, growth prospects, cost savings, and other synergies;
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
In addition, we need effective internal controls to provide reliable and accurate financial reports and to effectively prevent fraud. Integrating acquired businesses may make our systems and controls more complex and difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, particularly in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. In fiscal 2022, we have excluded Intimidator Group in our assessment in accordance with applicable SEC guidance, and continue to integrate its controls into our internal control over financial reporting. Any difficulties in the assimilation of acquired businesses into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations.
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
Increased scrutiny regarding our ESG practices could impact our reputation.
We have a newly created executive officer position with responsibility for sustainability, additional dedicated employee resources, and a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy. In June 2022, we released our sustainability report for fiscal 2021, which highlights key achievements, metrics and newly defined sustainability goals as part of our Sustainability Endures strategic initiative. Our sustainability report also includes our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products; diversity, equity, and inclusion; employee health and safety; community giving; and human capital management. No assurance can be provided that we will achieve our new sustainability goals. The publication of our sustainability report may result in increased investor, media, employee, and other stakeholder attention to our ESG initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation.
Financial Risks
We may be required to incur impairment and other charges, which would adversely affect our operating results.
In connection with our acquisitions and other business combinations, including our January 2022 acquisition of Intimidator and March 2020 acquisition of Venture Products, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.
If we determine that the anticipated future cash flows from our reporting units, indefinite-lived intangible assets or asset groups, or long-lived asset groups may be less than their respective carrying values, our goodwill, indefinite-lived intangible assets, and/or long-lived assets may be deemed to be impaired. If this occurs, applicable accounting rules may require us to write down the value of the goodwill, indefinite-lived intangible assets, and/or long-lived assets on our balance sheet to reflect the extent of any such impairment. Any such write-down of goodwill, indefinite-lived intangible assets, and/or long-lived assets would generally be recognized as a non-cash expense in our Consolidated Statements of Earnings for the accounting period during which any such write down occurs. As of October 31, 2022, we had goodwill of $583.3 million, which is maintained in various reporting units, including goodwill from the Intimidator and Venture Products business combinations, and indefinite-lived intangible assets of $289.4 million, which together comprise 24.5 percent of our total assets as of October 31, 2022. Impairment charges, could be significant and could adversely affect our consolidated operating results and financial condition.

Fluctuations in foreign currency exchange rates have adversely affected and could continue to adversely affect our operating results.
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
We are subject to financial and operating restrictions and counterparty risk as a result of our credit arrangements.
Our credit arrangements, including our revolving credit facility, term loan and senior notes, and the indentures governing our senior notes and debentures, include a number of financial and operating restrictions. For example, our credit arrangements contain financial covenants that, among other things, require us to maintain a maximum leverage ratio. Our credit arrangements and/or indentures also contain provisions that restrict our ability, subject to specified exceptions, to, among other things, create liens or other encumbrances on our assets; dispose of assets; engage in mergers or consolidations; and pay dividends that are significantly higher than those currently being paid, make other distributions to our shareholders, or redeem shares of our common stock. These provisions may limit our ability to conduct our business, take advantage of business opportunities, and respond to changing business, market, and economic conditions. They may also competitively disadvantage us relative to other companies that may be subject to fewer, if any, restrictions or may otherwise adversely affect our business.
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
If we do not comply with the terms of our credit arrangements and indentures, they could be terminated and amounts thereunder could become due and payable.
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
A downgrade in our credit ratings could increase our cost of funding and/or adversely affect our access to funding.
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
Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting or tax estimates could adversely affect our operating results and financial condition.
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
We are subject to extensive laws, rules, policies, and regulations, with which our compliance is costly and not guaranteed.
We are subject to numerous international, federal, state, municipal and other governmental laws, rules, policies, regulations, and orders ("Laws") relating to, among other things; climate change; emissions to air, including engine emission requirements; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, Laws may adversely affect our operating results, including, (i) to address health and safety requirements, (ii) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, which individually or in combination may cause our effective tax rate to increase or result in tax charges, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international trade policies or agreements, or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported in the U.S. from China, that could result in additional tariffs, duties or other charges on commodities, components, parts or accessories that we import and/or use in our products.
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
Our compliance with applicable environmental laws is costly and not guaranteed.
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
The manufacture, sale, and use of our products expose us to significant risks associated with product quality issues and product liability claims and other litigation from time to time. If a product liability claim, other claim or series of claims is brought against us for liabilities exceeding our insurance coverage, and it is ultimately determined that we are liable, our business could suffer. While we believe that we appropriately instruct and warn our customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately or completely. If our products are defective or used incorrectly by our customers, injury may result and this could give rise to product quality issues and/or product liability claims against us, which could result in losses or damages or adversely affect our brand reputation and the marketability of our products, which may negatively impact our business and operating results.
Product defects can occur through our own product development, design, and manufacturing processes or through our reliance on third-parties for certain component design and manufacturing activities. Some of our products or product improvements were developed or modified relatively recently and defects or risks that we have not yet identified, such as quality issues or unanticipated use of our products, may give rise to warranty or other quality claims and/or product liability claims. Additionally, we could experience a material design, testing, or manufacturing failure in our products, a quality system failure, failures in our products and other challenges that are associated with our inability to properly manage changes in the suppliers and components that we use in our products, insufficient testing procedures, other safety issues, or heightened regulatory scrutiny that could warrant a recall of some of our products. A recall of some of our products could also result in increased product liability claims. Unforeseen product quality and/or product liability problems in the development and production of new and existing products could also result in loss of market share, decreased demand, reduced sales, rework costs, and higher warranty expense.
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
General Risk Factors
We may not achieve our financial projections, sustainability goals or other business initiatives, which could have an adverse effect on our business, operating results, and financial condition.
We generally provide financial projections such as our expected revenue growth and adjusted diluted earnings per share. These financial projections are based on management’s assumptions and expectations at the time made. Failure to achieve our financial projections could have an adverse effect on our business, operating results, and financial condition.
In our fiscal 2021 sustainability report, we set new sustainability goals. We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this Annual Report on Form 10-K. As a result, there is no assurance that we will succeed in achieving the goals and objectives of our initiatives in the time periods that we anticipate, or ever. The failure to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition.
We are dependent upon our ability to attract and retain key executive and employees and our ability successfully implement key employee transitions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our global business operations require the use of various facilities and other properties for manufacturing, distribution, warehousing, engineering and product testing, sales and marketing, and other corporate activities. As of October 31, 2022, we utilized facilities totaling approximately 9.5 million square feet of space worldwide. We generally consider each of our current facilities to be in good operating condition, suitable for their respective uses, and adequate for our current and future business needs as our business is presently conducted. However, we make ongoing capital investments in our facilities, including expansion efforts when needed, and believe that our historical capital investments in our manufacturing facilities have increased the production capacity of our operations and have enabled us to meet the needs of our customers. We also believe that we would be able to obtain replacements for our leased premises at acceptable costs should our existing leases not be renewed in a future period. From time to time, we may determine that certain of our properties exceed our business requirements as we continue to optimize our global business operations and global footprint and such properties may be exited, sold, or utilized in another manner.
Our significant facilities are listed below by location, ownership, and function as of October 31, 2022:

Location	Reportable Segment	Facility Type/Use	Ownership
United States:
Batesville, Arkansas	Professional	Product manufacturing, warehouse and office	Owned/Leased
El Cajon, California	Professional	Product manufacturing, test facility and office	Owned/Leased
Riverside, California	Professional	Product manufacturing, test facility and office	Owned/Leased
Sanford, Florida	Professional	Product manufacturing	Leased
Ankeny, Iowa	Professional & Residential	Distribution center	Leased
Sterling, Kentucky	Professional	Product manufacturing	Leased
Iron Mountain, Michigan	Professional	Product manufacturing and office	Owned/Leased
Bloomington, Minnesota	Other activities	Corporate headquarters and test facility	Owned/Leased
Brooklyn Center, Minnesota	Other activities	Distribution facility	Leased
Shakopee, Minnesota	Professional & Residential	Component part manufacturing	Owned
Windom, Minnesota	Professional & Residential	Product manufacturing	Owned/Leased
St. Louis, Missouri	Other activities	Distribution facility	Leased
Beatrice, Nebraska	Professional	Product manufacturing, test facility and office	Owned/Leased
Orrville, Ohio	Professional	Product manufacturing and office	Owned
West Salem, Ohio	Professional	Product manufacturing and office	Owned
Perry, Oklahoma	Professional	Product manufacturing, test facility and office	Owned/Leased
El Paso, Texas	Professional & Residential	Component part and product manufacturing and distribution center	Owned/Leased
Weatherford, Texas	Professional	Product manufacturing and office	Owned
Baraboo, Wisconsin	Professional & Residential	Distribution center	Leased
Lake Mills, Wisconsin	Professional	Product manufacturing and office	Owned
Plymouth, Wisconsin	Professional & Residential	Distribution center	Owned
Tomah, Wisconsin	Professional	Product manufacturing and distribution center	Owned/Leased
International Countries:
Beverley, Australia	Professional	Product manufacturing	Owned
Braeside, Australia	Professional & Residential	Distribution facility	Leased
Oevel, Belgium	Professional & Residential	Distribution center	Owned/Leased
Xiamen City, China	Professional & Residential	Product and component part manufacturing	Leased
Althengstett, Germany	Professional	Product manufacturing	Owned
Fiano Romano, Italy	Professional	Product manufacturing	Owned/Leased
Juarez, Mexico	Professional & Residential	Product manufacturing	Leased
Ustron, Poland	Professional	Product manufacturing	Owned
Ploiesti, Romania	Professional	Product manufacturing and test facility	Owned
Hertfordshire, United Kingdom	Professional & Residential	Product manufacturing and test facility	Owned

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment disputes, and patent litigation cases. For a description of our material legal proceedings, refer to the heading titled "Litigation" within Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated into this Item 3 by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 12, 2022, as well as other positions held by him or her for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 58, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Kevin N. Carpenter 48, Vice President, Global Operations and Integrated Supply Chain	Vice President, Global Operations and Integrated Supply Chain since November 2021. Prior to joining the company, he held several roles at Carrier Global Corporation, a global provider of healthy, safe, sustainable and intelligent building and cold chain solutions, serving as Vice President of Operations, Residential and Light Commercial Systems from June 2021 to November 2021, Vice President of Quality and Continuous Improvement from August 2020 to May 2021, Vice President of Operations, Commercial HVAC from February 2020 to July 2020, and Vice President of Advanced Manufacturing from May 2019 to January 2020. Prior to joining Carrier, he held several roles at Rockwell Automation, Inc., an industrial automation and digital transformation company, serving as Vice President of Manufacturing Services from June 2018 to April 2019 and Director of Manufacturing Services from May 2016 to May 2018.
Jody M. Christy 54, Vice President, BOSS	Vice President, BOSS since December 2018. From June 2016 to November 2018, he served as General Manager, BOSS. At the time of the acquisition of BOSS in November 2014 to May 2016, he served as Director, Engineering for BOSS.
Amy E. Dahl 48, Vice President, General Counsel and Corporate Secretary
Vice President, General Counsel and Corporate Secretary since August 2022. From November 2020 through August 2022, she served as Vice President, Human Resources and General Counsel and from January 2020 through October 2020, she served as Vice President, Human Resources, Distributor Development and General Counsel. From December 2016 through December 2019, she served as Vice President, Human Resources and Distributor Development.

Angela C. Drake 50, Vice President, Finance	Vice President, Finance since July 2022. From April 2020 to June 2022, she served as Vice President, Construction and from April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc., an underground construction company acquired by the company in April 2019.
Edric C. Funk 50, Group Vice President, Golf, Grounds and Irrigation Businesses	Group Vice President, Golf Grounds and Irrigation Businesses since November 2022. He previously served as General Manager, Sitework Systems from November 2020 to November 2022, and prior to that led the company’s Center for Technology, Research and Innovation from July 2017 to October 2020.
Blake M. Grams 55, Vice President, Sustainability, Business Analytics and Process Improvement	Vice President, Sustainability, Business Analytics and Process Improvement since December 2021. From June 2013 to November 2021, he served as Vice President, Global Operations.
Gregory S. Janey 44, Group Vice President, Contractor and Residential Businesses	Group Vice President, Contractor and Residential Businesses since November 2022. He previously served as Vice President, Residential and Landscape Contractor Businesses from November 2019 to November 2022. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses. From April 2015 to October 2017, he served as Director, Marketing International Business.
Margeaux M. King 45, Vice President, Human Resources	Vice President, Human Resources since August 2022. Prior to joining the company, she held several roles at Ecolab, a global provider in water, hygiene and infection prevention solutions and services, serving as Senior Vice President, Human Resources, Global Total Rewards & Talent from February 2022 to July 2022, Senior Vice President, Human Resources, Global Total Rewards from September 2019 to January 2022, Vice President, Human Resources, Global Compensation & Benefits from March 2016 to August 2019, and Vice President, Human Resources, Global Food & Beverage and Global Textile Care from February 2013 to February 2016.
Peter D. Moeller 45, Vice President, International	Vice President, International since November 2020. From November 2019 to October 2020, he served as Vice President, Sitework Systems. From November 2017 to October 2019, he served as General Manager, Sitework Systems. From April 2015 to October 2017, he served as Managing Director, Business Development and Strategic Planning.
Renee J. Peterson 61, Vice President, Chief Financial Officer	Vice President, Chief Financial Officer since August 2011. She also served as Treasurer from July 2013 to March 2021.
Darren L. Redetzke 58, Vice President, Strategic Technologies	Vice President, Strategic Technologies since November 2020. From April 2015 to October 2020, he served as Vice President, International Business.
Richard W. Rodier 62, Group Vice President, Construction Businesses	Group Vice President, Construction Businesses since November 2022. He previously served as Group Vice President, Construction, Contractor and Residential Business from May 2020 to November 2022. From April 2019 to April 2020, he served as Group Vice President, Construction Businesses. From November 2017 to April 2019, he served as Vice President, Commercial Business. From October 2016 to November 2017, he served as Vice President, Sitework Systems. From February 2009 to October 2016, he served as General Manager, Sitework Systems.
Kurt D. Svendsen 56, Vice President, Strategy, Corporate and Channel Development	Vice President, Strategy, Corporate and Channel Development since November 2020. From June 2013 to October 2020, he served as Vice President, Information Services.
Daryn A. Walters 55, Vice President, Exmark and Intimidator Group	Vice President, Exmark and Intimidator Group since February 2022. From December 2021 to February 2022, he served as Vice President, Exmark. From November 2018 to December 2021, he served as General Manager, Exmark.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." As of October 31, 2022 and 2021, we had 175,000,000 shares of common stock, par value $1.00 per share, authorized, and 103,969,805 and 105,205,734 shares of common stock outstanding, respectively. In each quarter of fiscal 2022, our Board of Directors declared a common stock cash dividend of $0.30 per share, which was a 14.3 percent increase over our common stock cash dividend of $0.2625 per share paid in each quarter of fiscal 2021. As announced on December 13, 2022, our Board of Directors increased our fiscal 2023 first quarter common stock cash dividend by 13.3 percent to $0.34 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2022 and 2021, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock, par value $1.00 per share, authorized, none of which were outstanding.
Shareholders
As of December 15, 2022, we had 2,541 shareholders of record.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2022:

Period	Total Number of Shares (or Units) Purchased[1,2]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
July 30, 2022 through September 2, 2022	—	$—	—	2,865,158
September 3, 2022 through September 30, 2022	292,502	88.85	292,502	2,572,656
October 1, 2022 through October 31, 2022	47,247	87.09	46,050	2,526,606
Total	339,749	$88.61	338,552
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. The company repurchased 338,552 shares under this program during the period indicated above and as a result, 2,526,606 shares remained available to repurchase under this program as of October 31, 2022.
2    Includes 1,197 shares of the company's common stock purchased in open-market transactions at an average price of $95.87 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,197 shares were not repurchased under the company's authorized stock repurchase program described in footnote 1 above.
On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time.

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
The following stock performance graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, and the S&P 500 Industrial Machinery Index for the five-year period from October 31, 2017 through October 31, 2022. The total returns on TTC common stock depicted in the stock performance graph and table are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, and the S&P 500 Industrial Machinery Index

300
250
200
150
100
50
0
10/31/17
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
The Toro Company
S&P 500
S&P 500 Industrial Machinery Index

*$100 invested on 10/31/17 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2017	2018	2019	2020	2021	2022
The Toro Company	$100.00	$90.80	$126.03	$136.03	$159.84	$178.96
S&P 500	100.00	107.35	122.72	134.64	192.42	164.31
S&P 500 Industrial Machinery Index	100.00	92.27	112.53	123.43	162.92	141.45
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
Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2022 and 2021. Discussion of fiscal 2020 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2021 and 2020 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2021. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
Our MD&A is presented as follows:
•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial measures that are not calculated or presented in accordance with U.S. GAAP ("non-GAAP," "adjusted" financial measures), as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
COMPANY OVERVIEW
Executive Summary
Our fiscal 2022 results included the following items of significance that are provided in summary format here and described in greater detail throughout the "Results of Operations," "Business Segments," and "Financial Position" sections of this MD&A:
•Consolidated net sales for fiscal 2022 were $4,514.7 million, an increase of 14.0 percent compared to $3,959.6 million in fiscal 2021.
•Professional segment net sales for fiscal 2022 were $3,429.6 million, an increase of 17.1 percent compared to $2,929.6 million in fiscal 2021.
•Residential segment net sales for fiscal 2022 were $1,068.6 million, an increase of 5.8 percent compared to $1,010.1 million in fiscal 2021.
•Gross margin was 33.3 percent in fiscal 2022 compared to 33.8 percent in fiscal 2021, a decrease of 50 basis points.
•Adjusted gross margin was 33.4 percent in fiscal 2022 compared to 33.8 percent in fiscal 2021, a decrease of 40 basis points.
•SG&A expense as a percentage of net sales in fiscal 2022 was 20.5 percent compared to 20.7 percent in fiscal 2021, an improvement of 20 basis points.
•Net earnings for fiscal 2022 were $443.3 million, or $4.20 per diluted share, compared to $409.9 million, or $3.78 per diluted share, in fiscal 2021.
•Adjusted net earnings for fiscal 2022 were $444.2 million, or $4.20 per diluted share, compared to $392.7 million, or $3.62 per diluted share, in fiscal 2021.
•Field inventory was higher as of the end of fiscal 2022 compared to the end of fiscal 2021 as a result of higher inventory value driven by higher inflation and increased inventory levels to meet expected customer demand.
Please refer to the section titled "Non-GAAP Financial Measures" within this MD&A for reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures.
Our Professional segment achieved 17.1 percent net sales growth in fiscal 2022 primarily driven by net price realization and the acquisition of Intimidator.
Our Residential segment achieved 5.8 percent net sales growth in fiscal 2022 primarily driven by net price realization.
We continued our history of paying quarterly cash dividends throughout fiscal 2022 and increased our fiscal 2022 quarterly cash dividend by 14.3 percent to $0.30 per share compared to $0.2625 per share paid in fiscal 2021. We also repurchased shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $265.7 million of cash to our shareholders during fiscal 2022. As of October 31, 2022, we had a strong liquidity profile with available liquidity of $785.2 million, consisting of cash and cash equivalents of $188.3 million and availability under our revolving credit facility of $596.9 million.
Multi-Year Employee Initiative
Our current multi-year employee initiative, "Drive for Five," which began in fiscal 2022, is intended to align and engage employees on furthering our profitable growth by offering innovative business and product categories to serve our customers. As such, the core focus of this initiative is our goal of exceeding $5.0 billion in net sales through organic growth, while continuing our historical focus on improving profitability, by the end of fiscal 2024. We believe this goal enhances the innovation and growth momentum for the organization.
Inflationary Factors
In fiscal 2022, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2021. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for fiscal 2023 will be slightly higher than the average costs experienced during fiscal 2022.
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we completed our acquisition of Intimidator. Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The acquisition consideration was $399.8 million, subject to contingent consideration for an amount not to exceed $15.0 million through the end of calendar year 2022, in the event of certain qualifying tax changes. As of October 31, 2022, no liability was recorded within the Consolidated Balance Sheets for the contingent consideration as the contingency is not probable such that an amount has not been estimated. The acquisition was funded with borrowings under our existing unsecured senior revolving credit facility and cash provided by operating activities. Subsequent to the closing date, results of operations for Intimidator have been included within our Professional segment within our Consolidated Financial Statements and had an incremental impact to our Professional segment net sales and segment earnings for the fiscal year ended October 31, 2022. For additional information regarding the Intimidator acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements.
Continuing Impact of COVID-19
We continue to see significant pressure on global supply chains due to disruptions created by the effects of COVID-19. As always, we are maintaining focus on meeting the needs of our customers as we supply products that are critical to maintaining essential global infrastructure and agricultural food production. Ongoing communication and prioritization continues with our suppliers in an attempt to identify and mitigate such risks and to proactively manage inventory levels of commodities, components, and parts to align with anticipated demand for our products.
If the lingering effects from COVID-19 continue or worsen beyond expectations, our business and related results of operations, financial position, or cash flows could be adversely impacted. Any sustained adverse impacts to our business, the industries in which we operate, market demand for our products, and/or certain suppliers or customers may also affect the future valuation of certain of our assets, and therefore, may increase the likelihood of a charge related to an impairment, write-off, valuation adjustment, allowance, or reserve associated with such assets, including, but not limited to, goodwill, indefinite and finite-lived intangible assets, inventories, accounts receivable, deferred income taxes, right-of-use assets, and property, plant and equipment. Such a charge could be material to our future results of operations, financial position, or cash flows. For additional information regarding risks associated with COVID-19, refer to Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.
Impact of Russia's Invasion of Ukraine
Beginning in the second quarter of fiscal 2022, in response to Russia's invasion of Ukraine, we discontinued sales into the Russian and Belarus markets. Prior sales in those markets represented an insignificant share of our overall international business; and therefore, this decision did not have a material impact on our fiscal 2022 results nor do we expect it to have a material impact on our future financial results.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales in fiscal 2022 were $4,514.7 million compared to $3,959.6 million in fiscal 2021, an increase of 14.0 percent. This net sales increase was primarily driven by net price realization and the acquisition of Intimidator.
Net sales in international markets were $879.2 million for fiscal 2022 compared to $827.6 million in fiscal 2021, an increase of 6.2 percent. Changes in foreign currency exchange rates resulted in a decrease in our net sales of $15.8 million in fiscal 2022. The international net sales increase was primarily driven by the acquisition of Intimidator, and increased sales of Ventrac and Toro branded mowing products.
The following table summarizes our Results of Operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2022	2021
Net sales	100.0%	100.0%
Cost of sales	(66.7)	(66.2)
Gross margin	33.3	33.8
SG&A expense	(20.5)	(20.7)
Operating earnings	12.8	13.1
Interest expense	(0.8)	(0.7)
Other income, net	0.2	0.2
Earnings before income taxes	12.2	12.6
Provision for income taxes	(2.4)	(2.2)
Net earnings	9.8%	10.4%
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross profit for fiscal 2022 was $1,504.6 million, up 12.4 percent compared to gross profit of $1,338.5 million in fiscal 2021. Gross margin was 33.3 percent in fiscal 2022 compared to 33.8 percent in fiscal 2021, a decrease of 50 basis points. Adjusted gross profit was $1,506.2 million, up 12.5 percent compared to adjusted gross profit of $1,338.5 million in fiscal 2021. Adjusted gross margin was 33.4 percent in fiscal 2022 compared to 33.8 percent in fiscal 2021, a decrease of 40 basis points. The decrease in gross margin and adjusted gross margin in fiscal 2022 as compared to fiscal 2021 was primarily due to higher material, freight, and manufacturing costs, and the addition of Intimidator at a lower initial gross margin than the company average, partially offset by net price realization and productivity improvements. Adjusted gross profit and adjusted gross margin exclude the impact of acquisition-related costs for our acquisition of Intimidator. Reconciliations of adjusted financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General and Administrative ("SG&A") Expense
SG&A expense increased $108.7 million, or 13.3 percent, in fiscal 2022 compared to fiscal 2021. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" for a description of expenses included in SG&A expense. The SG&A expense rate represents SG&A expense as a percentage of net sales. The SG&A expense rate in fiscal 2022 was 20.5 percent compared to 20.7 percent in fiscal 2021, an improvement of 20 basis points. This SG&A expense rate improvement was primarily driven by increased net sales leverage, partially offset by net favorable fiscal 2021 legal settlements which did not reoccur in fiscal 2022.
Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2022 increased $7.1 million compared to fiscal 2021. This increase was driven by higher average outstanding borrowings under our debt arrangements due to the acquisition of Intimidator and higher average interest rates in fiscal 2022 compared to fiscal 2021.
Other Income, Net
Other income, net primarily consists of our proportionate share of income or losses from our Red Iron joint venture, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income. Other income, net for fiscal 2022 was $12.6 million compared to $10.2 million in fiscal 2021, an increase of $2.4 million. This increase in other income, net was primarily due to higher income from our Red Iron joint venture as a result of higher field inventory levels and higher financing rates throughout fiscal 2022 as compared to fiscal 2021.
Provision for Income Taxes
The effective tax rate for fiscal 2022 was 19.8 percent compared to 18.0 percent in fiscal 2021. The increase in the effective tax rate for fiscal 2022 was primarily due to less favorable one-time adjustments and lower tax benefits recorded as excess tax deductions in fiscal 2022 compared fiscal 2021.
The adjusted effective tax rate for fiscal 2022 was 20.2 percent, compared to an adjusted effective tax rate of 19.6 percent in fiscal 2021. The adjusted effective tax rate excludes the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

Net Earnings and Net Earnings Per Diluted Share
Fiscal 2022 net earnings were $443.3 million compared to $409.9 million in fiscal 2021, an increase of 8.2 percent. Fiscal 2022 diluted net earnings per share were $4.20, an increase of 11.1 percent from $3.78 per diluted share in fiscal 2021. The net earnings increase for fiscal 2022 was primarily driven by favorable net price realization, ongoing productivity improvements, lower weighted average shares outstanding due to ongoing share repurchases under our Board authorized repurchase program, and the acquisition of Intimidator. These favorable net earnings factors were partially offset by higher material, freight, and manufacturing costs, higher interest expense, net favorable legal settlements recognized in fiscal 2021 that did not repeat in fiscal 2022, and lower tax benefits recorded as excess tax deductions for stock compensation.
Adjusted net earnings for fiscal 2022 were $444.2 million, or $4.20 per diluted share, compared to $392.7 million, or $3.62 per diluted share, in fiscal 2021, an increase of 16.0 percent per diluted share. Adjusted net earnings and adjusted net earnings per diluted share exclude the net impact of certain litigation settlements, the impact of discrete tax benefits recorded as excess tax deductions for stock-based compensation, and acquisition-related costs for our acquisition of Intimidator. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities consisting of a wholly-owned domestic distribution company, Red Iron joint venture, certain corporate activities, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information services, public relations, business development, and similar activities, as well as other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on the net sales and operating results of our reportable business segments' and Other activities.
Professional Segment
Professional segment net sales represented 76.0 percent and 74.0 percent of consolidated net sales for fiscal 2022 and 2021, respectively. The following table presents our Professional segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2022	2021
Net sales	$3,429.6	$2,929.6
Percentage change from prior year	17.1%	16.1%
Segment earnings	$584.0	$507.3
Segment earnings as a percentage of segment net sales	17.0%	17.3%
Professional Segment Net Sales
Net sales for our Professional segment in fiscal 2022 increased 17.1 percent compared to fiscal 2021. This increase was primarily driven by net price realization and the acquisition of Intimidator.

Professional Segment Earnings
Professional segment earnings increased 15.1 percent in fiscal 2022 compared to fiscal 2021, but when expressed as a percentage of Professional segment net sales, decreased to 17.0 percent from 17.3 percent. The decrease in Professional segment earnings as a percentage of Professional segment net sales for fiscal 2022 was primarily driven by higher material, freight, and manufacturing costs and the addition of Intimidator at a lower initial earnings margin than the segment average, partially offset by net price realization and productivity improvements.
Residential Segment
Residential segment net sales represented 23.7 percent and 25.5 percent of consolidated net sales for fiscal 2022 and 2021, respectively. The following table presents our Residential segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2022	2021
Net sales	$1,068.6	$1,010.1
Percentage change from prior year	5.8%	23.1%
Segment earnings	$112.7	$121.5
Segment earnings as a percentage of segment net sales	10.5%	12.0%
Residential Segment Net Sales
Net sales for our Residential segment in fiscal 2022 increased by 5.8 percent compared to fiscal 2021. This increase was primarily driven by net price realization and higher shipments of zero-turn riding mowers and snow products, partially offset by lower sales of walk power mowers and portable power products.
Residential Segment Earnings
Residential segment earnings decreased 7.2 percent in fiscal 2022 compared to fiscal 2021, and when expressed as a percentage of Residential segment net sales, decreased to 10.5 percent from 12.0 percent. This Residential segment earnings decrease as a percentage of Residential segment net sales was primarily driven by higher material, freight, and manufacturing costs, partially offset by net price realization and productivity improvements.
Other Activities
Net sales for our Other activities consist of sales from a wholly-owned domestic distribution company less intercompany sales from our Professional and Residential business segments to the wholly-owned domestic distribution company. Net sales for our Other activities represented 0.3 percent and 0.5 percent of consolidated net sales for fiscal 2022 and 2021, respectively.
The following table presents net sales and operating loss for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2022	2021
Net sales	$16.5	$19.9
Percentage change from prior year	(17.2)%	(42.5)%
Operating loss	$(144.2)	$(129.0)
Other Net Sales
Net sales for our Other activities in fiscal 2022 decreased $3.4 million compared to fiscal 2021, primarily driven by lower sales by the wholly-owned domestic distribution company and increased intercompany sales eliminations for sales from our Professional and Residential segments to the wholly-owned domestic distribution company.
Other Operating Loss
Operating loss for our Other activities increased $15.2 million in fiscal 2022 compared to fiscal 2021. This year over year operating loss increase was primarily driven by a fiscal 2021 favorable net legal settlement with Briggs & Stratton Corporation, partially offset by a fiscal 2021 charge incurred for a legal settlement related to a series of ongoing patent infringement disputes, both of which did not reoccur in fiscal 2022.
Refer to Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements within the section entitled "Litigation" for additional information regarding the favorable net legal settlement with Briggs & Stratton Corporation.
FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment that has created supply chain disruption and more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodities and components, our working capital strategy continues to place primary emphasis on procuring key commodities and components when available in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. The following table highlights several key measures of our working capital performance (dollars in millions):

Fiscal Years Ended October 31	2022	2021
Average receivables, net	$351.7	$315.3
Average inventories, net	$914.4	$678.0
Average accounts payable	$494.6	$407.1
Average days outstanding for receivables	28.4	29.1
Average inventory turnover (times per fiscal year)	3.3	3.9
As of the end of fiscal 2022, our average net working capital was 17.1 percent compared to 14.8 percent as of the end of fiscal 2021. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period.
The following factors impacted our average net working capital during fiscal 2022 as compared to fiscal 2021:
•Average net receivables increased by 11.5 percent, primarily due to higher sales to channels not financed through our Red Iron joint venture or other third-party floor plan financing arrangements in addition to receivables from the acquisition of Intimidator. Our average days outstanding for receivables decreased to 28.4 days in fiscal 2022 compared to 29.1 days in fiscal 2021.
•Average net inventories increased by 34.9 percent, mainly due to increased raw material costs resulting from inflation, higher work in process inventories driven by constrained component supply which limited finished product assembly, and incremental inventory from the acquisition of Intimidator.
•Average accounts payable increased by 21.5 percent, mainly due to incremental accounts payable as a result of our acquisition of Intimidator, in addition to normalized corporate spending activity in fiscal 2022.
Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past two fiscal years are shown in the following table (in millions):

	Cash Provided by/ (Used in)
Fiscal Years Ended October 31	2022	2021
Operating activities	$297.2	$555.5
Investing activities	(548.2)	(128.5)
Financing activities	42.2	(503.7)
Effect of exchange rates on cash	(8.5)	2.4
Net decrease in cash and cash equivalents	(217.4)	(74.3)
Cash and cash equivalents as of the end of the fiscal period	$188.3	$405.6
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2022, cash provided by operating activities decreased by $258.3 million, or 46.5 percent, from fiscal 2021. This decrease was primarily due to more cash consumed in inventory due to increased costs resulting from inflation and constrained component supply which limited finished product assembly, in addition to more cash used to satisfy accounts payable and accrued liabilities that remained outstanding as of October 31, 2021 as a result of normalized spending patterns and timing of invoice payments near the end of fiscal 2021.
Cash Flows from Investing Activities
Acquisitions and capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new, existing, and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2022 increased by $419.8 million from fiscal 2021. This increase was primarily due to cash used for the acquisition of Intimidator and higher purchases of property, plant and equipment in fiscal 2022 compared to fiscal 2021.
Cash Flows from Financing Activities
Cash provided by financing activities in fiscal 2022 was $42.2 million compared to $503.7 million of cash used in financing activities in fiscal 2021. This change in cash was mainly due to higher net borrowings under our debt arrangements during fiscal 2022 as compared to fiscal 2021 and less cash used for repurchases of shares of our common stock under our Board authorized repurchase program, partially offset by more cash used for payments of common stock dividends.
Cash and Cash Equivalents
Cash and cash equivalents as of the end of fiscal 2022 decreased by $217.4 million compared to the end of fiscal 2021. As of October 31, 2022, cash and cash equivalents held by our foreign subsidiaries were $93.4 million. We expect that $32.3 million of cash and cash equivalents held by our foreign subsidiaries will be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2022, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
Capital Expenditures
We make ongoing capital investments in our property, plant, and equipment and believe that in periods of normalized supply chain our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations to better enable us to meet the needs of our customers. Fiscal 2022 capital expenditures of $143.5 million were $39.5 million higher than fiscal 2021. This increase was primarily due to additional capital investment in our facilities to support growth and efficiency goals, new product tooling, productivity improvements in our distribution process, and continued replacement of production equipment.
We anticipate fiscal 2023 capital expenditures in the range of $150.0 million to $170.0 million as we plan to continue to invest in future growth through the expansion of our manufacturing operations and other facilities, capital assets, new product tooling, productivity and automation enhancements in our manufacturing and distribution processes, and continued replacement of production equipment.
Other Long-Term Assets
Other long-term assets as of October 31, 2022 were $1,880.6 million compared to $1,447.0 million as of October 31, 2021, an increase of $433.7 million. This increase was primarily due to purchases of property, plant, and equipment and our acquisition of Intimidator, partially offset by depreciation of property, plant and equipment and the amortization of our other intangible assets and right-of-use lease assets during fiscal 2021.
Additionally, included in other long-term assets as of October 31, 2022 was goodwill in the amount of $583.3 million. Based on our annual goodwill impairment analysis, we determined there was no impairment of goodwill during fiscal 2022 for any of our reporting units as the fair values of the reporting units exceeded their carrying values, including goodwill.
Liquidity and Capital Resources
Our businesses are seasonally working capital intensive and require funding for purchases of raw materials used in production, replacement parts inventory, payroll and other administrative costs, capital expenditures, establishment of new facilities, expansion and renovation of existing facilities, as well as for financing receivables from customers that are not financed with Red Iron or other third-party financial institutions. Our accounts receivable balance historically increases between January and April as a result of typically higher sales volumes and extended payment terms made available to our customers and typically decreases between May and December when payments are received.
We generally fund cash requirements through cash provided by operating activities, availability under our unsecured revolving credit facility ("revolving credit facility"), and in certain instances, other forms of financing arrangements. Our revolving credit facility has been adequate for these purposes, although we have negotiated and completed additional financing arrangements as needed for acquisitions or for other corporate purposes.
Our revolving credit facility has a borrowing capacity of up to $600.0 million that matures on October 5, 2026. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. As of both October 31, 2022 and 2021 we had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under our revolving credit facility. As of
October 31, 2022, our debt rating for long-term unsecured senior, non-credit enhanced debt by Standard and Poor's Ratings Group and by Moody's Investors Service was BBB and Baa2, respectively.
We currently believe that our existing liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, capital expenditures, lease payments, purchase commitments, investments, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months. As of October 31, 2022, we had available liquidity of $785.2 million, consisting of cash and cash equivalents of $188.3 million, of which $93.4 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $596.9 million.
Indebtedness
The following is a summary of our indebtedness (in thousands):

October 31	2022	2021
Revolving credit facility, due October 2026	$—	$—
$270 million term loan, due October 2026	270,000	270,000
$200 million term loan, due April 2027	200,000	—
3.81% series A senior notes, due June 2029	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000
3.97% senior notes, due June 2032	100,000	—
7.8% debentures, due June 2027	100,000	100,000
6.625% senior notes, due May 2037	124,102	124,040
Less: unamortized debt issuance costs	3,334	2,798
Total long-term debt	990,768	691,242
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$990,768	$691,242
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for each of the next five fiscal years are as follows: fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $37.0 million; fiscal 2026, $263.0 million; fiscal 2027, $270.0 million; and after fiscal 2027, $425.0 million. Interest payments required on our outstanding indebtedness, assuming no prepayments of indebtedness, for each of the next five fiscal years are as follows: fiscal 2023, $47.2 million; fiscal 2024, $47.2 million; fiscal 2025, $46.7 million; fiscal 2026, $44.8 million; fiscal 2027, $28.3 million; and after fiscal 2027, $125.8 million. Interest on variable rate debt was calculated using the interest rate as of October 31, 2022.
The agreements governing our outstanding indebtedness are described in Note 6, Indebtedness, of the Notes to Consolidated Financial Statements. We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures and private placement note purchase agreements.

Capital Structure
The following table details the components of our capital structure and debt-to-capitalization ratio (in millions, except percentage data):

October 31	2022	2021
Long-term debt	$990.8	$691.2
Stockholders' equity	$1,351.7	$1,151.1
Debt-to-capitalization ratio	42.3%	37.5%
Our debt-to-capitalization ratio increased in fiscal 2022 compared to fiscal 2021 primarily due to higher outstanding indebtedness as a result of incremental borrowing to fund the Intimidator acquisition, partially offset by higher stockholders' equity in fiscal 2022 compared to fiscal 2021 as a result of higher net earnings and decreased repurchases of our common stock under our Board authorized repurchase program, partially offset by increased cash dividend payments on shares of our common stock.
Cash Dividends
In each quarter of fiscal 2022, our Board of Directors declared a common stock cash dividend of $0.30 per share, which was a 14.3 percent increase over our common stock cash dividend of $0.2625 per share paid each quarter in fiscal 2021. On December 13, 2022, our Board of Directors increased our fiscal 2023 first quarter common stock cash dividend by 13.3 percent to $0.34 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Share Repurchases
Our Board authorized stock repurchase program provides shares for use in connection with our stock-based compensation plans, among other uses, and has no expiration. The following table provides information with respect to repurchases of our common stock during the past two fiscal years (in millions, except share and per share data):

Fiscal Years Ended October 31	2022	2021
Shares of Board authorized common stock purchased	1,525,856	2,989,794
Cost to repurchase common stock	$140.0	$302.3
Average price paid per share	$91.75	$101.10
As of October 31, 2022, 2,526,606 shares remained available for repurchase under our Board authorized stock repurchase program. On December 13, 2022, our Board of Directors approved a 5,000,000 share increase in the number of shares available for repurchase under our repurchase program. We currently expect to continue share repurchases in fiscal 2023, depending on our cash balance, debt repayments, common stock price and other market conditions, our anticipated working capital needs, and/or other factors.

Customer Financing Arrangements
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions (collectively, the "financial institutions") which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally. These financing arrangements are structured as an advance in the form of a payment by the financial institutions to us on behalf of a distributor or dealer with respect to invoices financed by the financial institution. These payments extinguish the obligation of the dealer or distributor to make payment to us under the terms of the applicable invoice.
Under separate agreements between the financial institutions and the dealers and distributors, the financial institutions provide loans to the dealers and distributors for the advances paid by the financial institutions to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. The financial institutions retain a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly through audits. Financing terms to the distributors and dealers require payment as the inventory, which secures the indebtedness, is sold to end-users or when payment otherwise become due under the agreements between the financial institutions and the distributors and dealers, whichever occurs first. Rates are generally indexed to the Secured Overnight Financing Rate ("SOFR"), or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron during fiscal 2022 and 2021 was $2,627.5 million and $2,282.6 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of October 31, 2022 and 2021 was $776.1 million and $420.5 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2022 and 2021 were $17.7 million and $31.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2022 and 2021 was $633.5 million and $460.5 million, respectively. As of October 31, 2022 and 2021, $220.0 million and $151.5 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our floor plan financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of October 31, 2022 and 2021, we were contingently liable to repurchase up to a maximum amount of $80.0 million and $96.8 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements over the past three fiscal years. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. We may recover a portion of any required recourse payments incurred under these agreements from repossession and resale of the equipment collateralizing the receivables. Our maximum exposure for credit collection under those arrangements as of October 31, 2022 and 2021 was $8.6 million and $11.4 million, respectively.
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

Reconciliation of Non-GAAP Financial Performance Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the fiscal years ended October 31, 2022 and 2021 (In thousands, except per share and percentage data):

Fiscal Years Ended	October 31, 2022	October 31, 2021
Gross profit	$1,504,596	$1,338,492
Acquisition-related costs[1]	1,650	—
Adjusted gross profit	$1,506,246	$1,338,492

Gross margin	33.3%	33.8%
Acquisition-related costs[1]	0.1%	—%
Adjusted gross margin	33.4%	33.8%

Operating earnings	$575,663	$518,280
Acquisition-related costs[1]	4,000	—
Litigation settlements, net[2]	—	(11,325)
Adjusted operating earnings	$579,663	$506,955

Earnings before income taxes	$552,546	$499,818
Acquisition-related costs[1]	4,000	—
Litigation settlements, net[2]	—	(11,325)
Adjusted earnings before income taxes	$556,546	$488,493

Net earnings	$443,342	$409,880
Acquisition-related costs[1]	3,177	—
Litigation settlements, net[2]	—	(9,022)
Tax impact of stock-based compensation[3]	(2,303)	(8,185)
Adjusted net earnings	$444,216	$392,673

Net earnings per diluted share	$4.20	$3.78
Acquisition-related costs[1]	0.03	—
Litigation settlements, net[2]	—	(0.08)
Tax impact of stock-based compensation[3]	(0.03)	(0.08)
Adjusted net earnings per diluted share	$4.20	$3.62

Effective tax rate	19.8%	18.0%
Tax impact of stock-based compensation[3]	0.4%	1.6%
Adjusted effective tax rate	20.2%	19.6%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the fiscal year ended October 31, 2022 represent transaction and integration costs incurred in connection with the acquisition. No acquisition-related costs were incurred for the fiscal year ended October 31, 2021. For additional information regarding this acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, of the Notes to Consolidated Financial Statements.
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
8:10CV187, U.S. District Court for the District of Nebraska) (the "Infringement Action"). The Settlement Agreement provided, among other things, that upon approval by the bankruptcy court, and such approval becoming final and nonappealable, BGG agreed to pay Exmark $33.65 million ("Settlement Amount"). During January 2021, the first quarter of fiscal 2021, the Settlement Amount was received by Exmark in connection with the settlement of the Infringement Action and at such time, the underlying events and contingencies associated with the gain contingency related to the Infringement Action were satisfied. As such, we recognized in SG&A expense within the Consolidated Statements of Earnings during the first quarter of fiscal 2021 (i) the gain associated with the Infringement Action and (ii) a corresponding expense related to the contingent fee arrangement with our external legal counsel customary in patent infringement cases equal to approximately 50 percent of the Settlement Amount. Additionally, during the third quarter of fiscal 2021, we recorded a charge related to a legal settlement for a series of ongoing patent infringement disputes within SG&A expense in the Consolidated Statements of Earnings. Accordingly, litigation settlements, net represents the net amount recorded for the settlement of the Infringement Action and the charge incurred for the settlement of the patent infringement disputes. Refer to the headings titled "Litigation" and "Litigation Settlement" within Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for additional information regarding the settlement of the Infringement Action.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2022 and 2021.
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

The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow and free cash flow conversion percentage for the fiscal years ended October 31, 2022 and October 31, 2021 (In thousands, except percentage data):

Fiscal Years Ended	October 31, 2022	October 31, 2021
Net cash provided by operating activities	$297,172	$555,469
Less: Purchases of property, plant and equipment	143,478	104,012
Free cash flow	153,694	451,457
Net earnings	$443,342	$409,880
Free cash flow conversion percentage	34.7%	110.1%
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
Sales Promotions and Incentives
We recognize revenues based on the transaction price of the good or service sold to our customers, which is measured as the amount of consideration we expect to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration we receive and the revenue we recognize varies with changes in the variable consideration associated with the estimated expense of certain of our sales promotions and incentives programs offered to customers that are determined to represent price concessions. The estimated expense of each sales promotion and incentive program is classified and recorded as a reduction from gross sales or as a component of SG&A expense within the Consolidated Statements of Earnings when revenue is recognized, depending on the nature of the respective program. Generally, the cost of a program is recorded as a reduction from gross sales when revenue is recognized and thus is considered to be variable consideration if the expense is determined to represent a price concession because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration to be provided to the customer or (ii) we anticipate a future cost based on historical or expected future business practice for which we do not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. In other circumstances, the anticipated future cost of a program based on historical or expected future business practice is recorded as SG&A expense because we receive a distinct good or service in exchange for the future consideration provided to the customer under the program.
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
Examples of significant sales promotions and incentive programs that are not considered to be variable consideration because the cost of the program is classified as a component of SG&A expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, we use a distribution network of distributors and dealers that purchase and take possession of products for sale to the end customer. We also have dealers and distributors that act as sales agents for us on certain products using a direct-selling type model. Under this direct-selling type model, our network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on our behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also our customers. In addition, TTC dealers are often paid a commission to set up and deliver riding product purchased at certain mass retailers and home centers.
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
Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2022, we had recorded an accrual for sales promotion and incentive programs of $123.9 million within the Consolidated Balance Sheets. We believe that our accrual for sales promotion and incentive programs is adequate as of October 31, 2022 and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, actual results may differ from these estimates if competitive factors dictate the need to enhance or modify sales promotion and incentive programs or if customer usage, product mix, or field inventory levels vary from historical trends.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. As of October 31, 2022, our goodwill and indefinite-lived intangible asset balances, which consist of certain trade names, were $583.3 million and $289.4 million, respectively. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment during the fourth quarter of our fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to our annual assessment. We test goodwill for impairment at the reporting unit level and test indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business, has available discrete financial information, and whose operating results are regularly reviewed by management. We combine and aggregate components of an operating segment as a single reporting unit if the components have similar economic characteristics. Our 12 reporting units are the same as our 12 operating segments as defined in Note 3, Segment Data, of the Notes to Consolidated Financial Statements. Nine of our reporting units contained goodwill on their respective balance sheets as of October 31, 2022.
Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangible assets; however, for both types of assets we may elect to first perform a qualitative assessment to determine whether changes in events or circumstances since our most recent quantitative test for impairment indicate that it is more likely than not that the fair value of a reporting unit or the fair value of an indefinite-lived intangible asset, or asset group, is less than its respective carrying amount. For both types of assets, we have an unconditional option to bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset, or asset group, and proceed directly to performing the respective quantitative analysis. If elected, in conducting the initial qualitative assessment, we analyze our most recent estimates of the fair value of each reporting unit and indefinite-lived intangible asset, or asset group, by assessing actual and projected growth trends for operating results, as well as historical operating results versus planned performance. Additionally, each reporting unit and indefinite-lived intangible asset, or asset group, is assessed for critical areas that may impact its business or brand and operating performance, including macroeconomic conditions, industry and market considerations, cost factors such as commodities and component parts and labor, changes in competition and technology such as new or discontinued products, changes in management or key personnel and business or brand strategy, market-related exposures such as fluctuations in our company's market capitalization and share price, and/or any other potential risks to operating performance, such as regulatory and environmental changes or otherwise, all as applicable. We also assess for changes in the composition or carrying value of a reporting unit's net assets. All assumptions and estimates used in the qualitative assessment require significant judgment. If, after evaluating the weight of the changes in events and circumstances, both positive and negative, we conclude that an impairment of goodwill or an indefinite-lived intangible asset, or asset group, may exist, a quantitative test for impairment is performed. During fiscal 2022, we elected to bypass the qualitative assessment for all of our reporting units and indefinite-lived intangible assets, or asset groups, and proceed directly to performing the respective quantitative analyses.
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
During the fourth quarter of fiscal 2022, we performed our annual quantitative goodwill impairment test, which is a one-
step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. The carrying amount of each reporting unit is determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. We do not assign corporate assets and liabilities to reporting units that do not relate to the operations of the reporting unit or are not considered in determining the fair value of the reporting unit.
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
If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative goodwill impairment analysis, which was also performed in prior fiscal years, we determined there was no impairment of goodwill during fiscal 2022 for any of our reporting units as the fair value of each reporting unit, excluding Intimidator, exceeded its respective carrying value, including goodwill, in excess of 100 percent. For the Intimidator reporting unit, the current fair value is inherently closer to its carrying value given the proximity to the acquisition on January 13, 2022. However, given the conservative assumptions used in our impairment analysis, the success of the ongoing integration activities and Intimidator's post-acquisition performance in line with acquisition projections, we have determined there was no impairment of the Intimidator reporting unit goodwill since its fair value exceeds its carrying value. We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of our reporting units under the discounted cash flow model under the income approach by utilizing more conservative assumptions that reflect reasonably likely future changes in the terminal growth rate and WACC rate. The WACC rate was increased by 80 basis points with no impairment indicated for any of our reporting units. The terminal growth rate was decreased by 110 basis points with no impairment indicated for any of our reporting units.
Individual indefinite-lived intangible assets, or asset groups, are quantitatively tested for impairment by comparing the carrying amounts of the respective asset, or asset group, to its estimated fair value determined under the income approach. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. During the fourth quarter of fiscal 2022, we performed a quantitative impairment analysis for our indefinite-lived intangible assets. Our estimate of the fair value for an indefinite-lived intangible asset, or asset group, is determined under the relief from royalty method under the income approach and uses various inputs and assumptions, including projected revenues from our forecasting process, assumed royalty rates that could be payable if we did not own the intangible asset, terminal growth rates applied to forecasted revenues, and a discount rate. These inputs and assumptions contemplate business, industry, and overall economic conditions, as well as relevant market data for royalty rates of similar intangible assets. Based on our quantitative impairment analysis, which was also performed in prior fiscal years, we conclude that our indefinite-lived intangible assets were not impaired during fiscal 2022 as the estimated fair value of each of our material indefinite-lived intangible assets exceeded its carrying value, in excess of 25 percent. We also performed sensitivity analyses on the key inputs and assumptions used in determining the estimated fair value of indefinite-lived intangible assets under the relief from royalty model by utilizing more conservative assumptions that reflect reasonably likely future changes in the royalty rate and discount rate. The discount rate was increased by 200 basis points with no impairment indicated for any of our material indefinite-lived intangible assets. The royalty rate was decreased by 80 basis points with no impairment indicated for any of our material indefinite-lived intangible assets.
Determining the estimated fair values of our reporting units and indefinite-lived intangible assets, or asset groups, requires considerable judgment and such estimate are sensitive to changes in the underlying inputs and assumptions. As a result, there can be no assurance that the inputs and assumptions made for purposes of our annual impairment assessments will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key inputs and assumptions ultimately affect the estimated fair values of our reporting units and indefinite-lived intangible assets, and may require us to assess for impairment on an interim basis. Such events or circumstances could include a decrease in expected future operating results and the related cash flows; adverse economic, market, and industry conditions, including unfavorable impacts on our guideline public companies used in determining our WACC rate and the business enterprise value of our reporting units under the market approach; prolonged periods of unfavorable weather conditions; changes in regulatory conditions impacting our products and industries; a continued volatile supply chain environment and/or additional increases in the costs of commodities, component parts, and labor; lack of customer acceptance of new or innovative technologies; increased competition; and other factors. While our annual impairment assessment in fiscal 2022 supported the carrying amount of our goodwill and indefinite-lived intangible assets, we may be required to re-evaluate the carrying amount in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
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
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $134.5 million warranty accrual as of October 31, 2022 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including forecasting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
Inventory Valuation
Approximately half of our inventories are valued at the lower of the cost of inventory or net realizable value, with cost determined by either the first-in, first-out or average cost method. Other inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out method. As needed, we record an inventory valuation adjustment for excess, slow moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on inventory costing method. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of.
In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of forecasted sales demand and production requirements is primarily based on actual orders received, historical demand, technological and product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Although we believe our inventory valuation reserve for excess, slow-moving, and obsolete inventory is adequate at $38.7 million as of October 31, 2022, forecasting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Forecasted sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory valuation adjustment for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not adjust our purchases or production schedule accordingly.
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
We may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information about facts and circumstances that existed as of the acquisition date that, if known as of the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to an acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill will affect any measurement of goodwill impairment taken during the measurement period, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature of the adjustment.
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
To reduce our exposure to foreign currency exchange rate risk, we actively manage the exposure of our foreign currency exchange rate risk by entering into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to Note 13, Derivative Instruments and Hedging Activities, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2022 through fiscal 2025. All items are non-trading and stated in U.S. dollars. As of October 31, 2022, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows (in thousands, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7071	$117,710	$128,177	$10,467
Buy U.S. dollar/Sell Canadian dollar	1.2813	40,429	42,593	2,164
Buy U.S. dollar/Sell Euro	1.1320	134,432	148,768	14,336
Buy U.S. dollar/Sell British pound	1.2930	32,712	36,263	3,551
Buy Mexican peso/Sell U.S. dollar	22.3457	$42,095	$44,833	$2,738
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
Our indebtedness as of October 31, 2022 included $524.1 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $470.0 million of gross variable rate debt under our term loan credit agreements. As of October 31, 2022, we did not have an outstanding balance on our variable-rate revolving credit facility. As of October 31, 2022, the estimated fair value of gross long-term debt with fixed interest rates was $489.8 million compared to its carrying amount of $524.1 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of gross fixed rate debt, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to $21.5 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes. These changes may be affected by several factors, including, demand; inflation; deflation; foreign currency fluctuations; tariffs; duties; trade regulatory actions; industry actions; the inability of suppliers to absorb incremental costs related to inefficiencies, continue operations or otherwise remain in business; financial difficulties; changes to international trade policies, agreements, and/or regulation; and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, such as certain engines imported into the U.S. from China.
Our primary cost exposures for commodities, components, parts, and accessories used in our products are with steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others. Our largest spend categories for commodities, components, parts, and accessories are generally steel, engines, hydraulic components, transmissions, resin, aluminum, and electrification components, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
In any given period, we strategically attempt to mitigate potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, SKU rationalization, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In fiscal 2022, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was significantly higher compared to the average cost of commodities, components, parts, and accessories purchased in fiscal 2021. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for fiscal 2023 will be slightly higher than the average costs experienced during fiscal 2022.
Equity Market Risk
Volatility in the trading price of our common stock impacts the compensation costs associated with our stock-based compensation awards. Additionally, when applicable, declines in the trading price of our common stock can adversely impact our reconciliation of our market capitalization to the aggregate estimated fair value of our reporting units as a component of our goodwill impairment analysis and can also represent an interim period impairment indicator requiring the need to quantitatively assess goodwill for impairment during an interim period, which could result in impairment charges. Refer to Note 9, Stock-Based Compensation, and Note 1, Summary of Significant Accounting Policies and Related Data, in the Notes to Consolidated Financial Statements for additional information regarding our stock-based compensation awards and our goodwill impairment analysis, respectively.

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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2022. As permitted by guidance issued by the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2022 the operations of Intimidator Group, which was acquired on January 13, 2022 and accounted for approximately 12.2 percent of total assets and 4.1 percent of total net sales included within the Consolidated Financial Statements of The Toro Company and its subsidiaries as of and for the fiscal year ended October 31, 2022. The company's internal control over financial reporting as of October 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Renee J. Peterson
Vice President, Chief Financial Officer

December 22, 2022

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Intimidator Group during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, Intimidator Group’s internal control over financial reporting associated with 12.2 percent of total assets and 4.1 percent of total net sales included in the consolidated financial statements of the Company as of and for the year ended October 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Intimidator Group.
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
Accrued sales promotions and incentives
As discussed in Note 1 to the consolidated financial statements, at the time of sale, the Company records an estimate for sales promotion and incentive costs, a portion of which relates to rebate programs. As of October 31, 2022, the Company recorded an accrual of $123.9 million for sales promotions and incentives. The Company’s estimates for sales promotion and incentive costs are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
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
The following are the primary procedures performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s sales promotions and incentives process. This included controls related to the evaluation of the input described above. We evaluated the Company’s ability to estimate the sales promotions and incentives accruals by comparing the prior year’s accrual with subsequent payments. We developed an expectation of the Company’s accrual considering historical experience and current year field inventory levels. We tested sales promotions and incentives paid throughout the year by tracing a sample of payments to underlying documentation supporting the program terms to evaluate whether there have been any changes in other relevant trends. Additionally, we tested sales promotions and incentives paid subsequent to the balance sheet date by tracing a sample of payments to underlying documentation supporting the program terms to evaluate the accrual estimate.
Acquisition date fair values of customer-related and trade name intangible assets
As discussed in Note 2 to the consolidated financial statements, on January 13, 2022, the Company acquired Intimidator Group in a business combination for $399.8 million. As part of the transaction, the Company acquired customer-related intangible assets with acquisition date fair values totaling $80.5 million, which were determined using the excess earnings method. Additionally, the Company acquired a trade name intangible asset with an acquisition date fair value of $99.1 million, which was determined using the relief from royalty method.
We identified the valuation of the acquisition date fair values of certain customer-related and trade name intangible assets as a critical audit matter. Testing certain assumptions used to determine the fair values, specifically, future revenue growth rates, attrition rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates, involved a high degree of subjectivity. Specifically, there was limited observable market information for the future revenue growth rates and EBITDA margins and evaluation of the discount and attrition rate assumptions required valuation professionals with specialized skills and knowledge. In addition, the fair values of the intangible assets were challenging to test due to their sensitivity to changes in these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process over certain customer-related and trade name intangible assets. This included certain controls related to the development of the relevant assumptions as listed above. We performed sensitivity analyses over the relevant assumptions to assess the impact of changes in those assumptions on the Company’s determination of the fair values of the intangible assets. We evaluated the Company’s future revenue growth rates and EBITDA margins by comparing them to historical results and those of the Company’s peers and industry reports. We also compared the Company’s forecasted revenue growth rate and EBITDA margin in the first year of the projections to the actual results subsequent to the acquisition date to assess the Company’s ability to forecast. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•Evaluating the Company’s discount rates by comparing each against a discount rate range that was independently developed using publicly available market data for comparable entities
•Evaluating the Company’s attrition rate by comparing it against an attrition rate that was developed using historical data of the acquiree
•Developing fair value estimates of the customer-related and trade name intangible assets using the Company’s cash flow projections and independently developed discount rates and comparing them to the Company’s estimates

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
December 22, 2022

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in thousands, except per share data)

Fiscal Years Ended October 31	2022	2021	2020
Net sales	$4,514,662	$3,959,584	$3,378,810
Cost of sales	3,010,066	2,621,092	2,189,036
Gross profit	1,504,596	1,338,492	1,189,774
Selling, general and administrative expense	928,933	820,212	763,417
Operating earnings	575,663	518,280	426,357
Interest expense	(35,738)	(28,659)	(33,156)
Other income, net	12,621	10,197	13,869
Earnings before income taxes	552,546	499,818	407,070
Provision for income taxes	109,204	89,938	77,369
Net earnings	$443,342	$409,880	$329,701

Basic net earnings per share of common stock	$4.23	$3.82	$3.06

Diluted net earnings per share of common stock	$4.20	$3.78	$3.03

Weighted-average number of shares of common stock outstanding – Basic	104,822	107,341	107,658

Weighted-average number of shares of common stock outstanding – Diluted	105,649	108,473	108,663
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Fiscal Years Ended October 31	2022	2021	2020
Net earnings	$443,342	$409,880	$329,701
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,786)	4,973	6,517
Derivative instruments, net of tax of $7,218, $736, and $(2,782), respectively	24,379	2,086	(8,485)
Pension benefits, net of tax of $179, $41, and $45, respectively	278	1,207	(245)
Other comprehensive (loss) income, net of tax	(7,129)	8,266	(2,213)
Comprehensive income	$436,213	$418,146	$327,488
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

October 31	2022	2021
ASSETS
Cash and cash equivalents	$188,250	$405,612
Receivables, net:
Customers, net of allowances (2022 - $3,343; 2021 - $3,056)	290,002	252,757
Receivables from finance affiliate	17,694	30,981
Other	25,017	26,541
Total receivables, net	332,713	310,279
Inventories, net	1,051,109	738,170
Prepaid expenses and other current assets	103,279	35,124
Total current assets	1,675,351	1,489,185
Property, plant and equipment, net	571,661	487,731
Goodwill	583,297	421,680
Other intangible assets, net	585,832	420,041
Right-of-use assets	76,121	66,990
Investment in finance affiliate	39,349	20,671
Deferred income taxes	5,310	5,800
Other assets	19,077	24,042
Total assets	$3,555,998	$2,936,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$578,624	$503,116
Short-term lease liabilities	15,747	14,283
Accrued liabilities:
Warranty	134,541	116,783
Advertising and sales promotions and incentives programs	123,941	103,661
Compensation and benefit costs	101,373	108,536
Insurance	16,244	14,497
Interest	11,412	6,092
Other	81,731	70,051
Total accrued liabilities	469,242	419,620
Total current liabilities	1,063,613	937,019
Long-term debt	990,768	691,242
Long-term lease liabilities	63,604	55,752
Deferred income taxes	44,272	50,397
Other long-term liabilities	42,040	50,598

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 103,969,805 shares as of October 31, 2022 and 105,205,734 shares as of October 31, 2021	103,970	105,206
Retained earnings	1,280,856	1,071,922
Accumulated other comprehensive loss	(33,125)	(25,996)
Total stockholders' equity	1,351,701	1,151,132
Total liabilities and stockholders' equity	$3,555,998	$2,936,140
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

Fiscal Years Ended October 31	2022	2021	2020
Cash flows from operating activities:
Net earnings	$443,342	$409,880	$329,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(8,801)	(5,704)	(7,663)
(Contributions to)/Distributions from finance affiliate, net	(9,877)	4,779	12,066
Depreciation of property, plant and equipment	74,922	75,468	76,108
Amortization of other intangible assets	33,887	23,848	19,507
Fair value step-up adjustment to acquired inventory	535	—	3,951
Stock-based compensation expense	22,116	21,809	15,408
Deferred income taxes	(12,264)	(22,899)	2,269
Other	(682)	457	492
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(19,301)	(52,260)	15,206
Inventories, net	(285,891)	(98,266)	20,963
Prepaid expenses and other assets	(30,297)	2,953	11,828
Accounts payable, accrued liabilities, and other liabilities	89,483	195,404	39,538
Net cash provided by operating activities	297,172	555,469	539,374
Cash flows from investing activities:
Purchases of property, plant and equipment	(143,478)	(104,012)	(78,068)
Business combinations, net of cash acquired	(402,386)	(24,883)	(138,225)
Asset acquisitions, net of cash acquired	(7,225)	(27,176)	—
Proceeds from asset disposals	237	1,035	216
Proceeds from sale of a business	4,605	26,584	—
Net cash used in investing activities	(548,247)	(128,452)	(216,077)
Cash flows from financing activities:
Borrowings under debt arrangements	700,000	270,000	636,025
Repayments under debt arrangements	(400,000)	(370,000)	(546,025)
Proceeds from exercise of stock options	10,339	13,100	22,198
Payments of withholding taxes for stock awards	(2,397)	(2,037)	(2,146)
Purchases of TTC common stock	(139,993)	(302,274)	—
Dividends paid on TTC common stock	(125,709)	(112,440)	(107,698)
Net cash provided by (used in) financing activities	42,240	(503,651)	2,354

Effect of exchange rates on cash and cash equivalents	(8,527)	2,354	2,413
Net (decrease) increase in cash and cash equivalents	(217,362)	(74,280)	328,064
Cash and cash equivalents as of the beginning of the fiscal period	405,612	479,892	151,828
Cash and cash equivalents as of the end of the fiscal period	$188,250	$405,612	$479,892

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$30,454	$31,568	$34,109
Income taxes	$120,487	$101,835	$69,524
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2019	$106,742	$784,885	$(32,049)	$859,578
Cash dividends paid on common stock - $1.00 per share	—	(107,698)	—	(107,698)
Issuance of 870,011 shares for exercised stock options and vested restricted stock units and performance share awards	870	18,760	—	19,630
Stock-based compensation expense	—	15,408	—	15,408
Contribution of stock to a deferred compensation trust	—	2,568	—	2,568
Purchase of 29,422 shares of common stock	(29)	(2,117)	—	(2,146)
Other comprehensive loss	—	—	(2,213)	(2,213)
Net earnings	—	329,701	—	329,701
Balance as of October 31, 2020	107,583	1,041,507	(34,262)	1,114,828
Cash dividends paid on common stock - $1.05 per share	—	(112,440)	—	(112,440)
Issuance of 610,788 shares for exercised stock options and vested restricted stock units and performance share awards	611	11,004	—	11,615
Stock-based compensation expense	—	21,809	—	21,809
Contribution of 22,700 shares to a deferred compensation trust	23	1,462	—	1,485
Purchase of 3,010,424 shares of common stock	(3,011)	(301,300)	—	(304,311)
Other comprehensive income	—	—	8,266	8,266
Net earnings	—	409,880	—	409,880
Balance as of October 31, 2021	105,206	1,071,922	(25,996)	1,151,132
Cash dividends paid on common stock - $1.20 per share	—	(125,709)	—	(125,709)
Issuance of 349,219 shares for exercised stock options and vested restricted stock units and performance share awards	349	10,023	—	10,372
Stock-based compensation expense	—	22,116	—	22,116
Contribution of 33,162 shares to a deferred compensation trust	(33)	—	—	(33)
Purchase of 1,551,986 shares of common stock	(1,552)	(140,838)	—	(142,390)
Other comprehensive loss	—	—	(7,129)	(7,129)
Net earnings	—	443,342	—	443,342
Balance as of October 31, 2022	$103,970	$1,280,856	$(33,125)	$1,351,701
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. The company sells its products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, home centers, as well as online (direct to end-users). The company strives to provide innovative, well-built, and dependable products supported by an extensive service network.
The following are the company's significant accounting policies in addition to those included in the other Notes to Consolidated Financial Statements included within this Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States ("U.S.") and include the accounts of the company and its wholly-owned subsidiaries. In the opinion of management, the Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's Consolidated Financial Position, Results of Operations, and Cash Flows for the periods presented.
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
Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed. Estimated fair values of assets acquired and liabilities assumed are generally based on available historical information, independent valuations or appraisals, future expectations, and assumptions determined to be reasonable but are inherently uncertain with respect to future events, including economic conditions, competition, the useful life of the acquired assets, and other factors. The company may refine the estimated fair values of assets acquired and liabilities assumed, if necessary, over a period not to exceed one year from the date of acquisition by taking into consideration new information about facts and circumstances that existed as of the acquisition date that, if known at the date of acquisition, would have affected the estimated fair values ascribed to the assets acquired and liabilities assumed. The judgments made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as the estimated useful life and depreciation or amortization method of each asset, can materially impact the net earnings of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. During the measurement period, any purchase price allocation changes that impact the carrying value of goodwill would also affect the amount of goodwill impairment taken, if applicable. If necessary, purchase price allocation revisions that occur outside of the measurement period are recorded within cost of sales or selling, general and administrative expense within the Consolidated Statements of Earnings depending on the nature of the adjustment.
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
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2022 and 2021, cash and cash equivalents held by the company's foreign subsidiaries were $93.4 million and $117.3 million, respectively.
Receivables, Net
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
The company's financial exposure related to the collection of accounts receivable is reduced due to its floor plan financing programs, including its Red Iron Acceptance, LLC ("Red Iron") joint venture with Huntington Distribution Finance, Inc. ("HDF"), as further discussed in Note 7, Investment in Joint Venture, and its separate financing arrangements with Huntington Commercial Finance Canada, Inc. ("HCFC") as well as other third-party financial institutions in the U.S. and internationally, as further discussed in Note 11, Commitments and Contingencies.
For receivables not serviced through Red Iron, HCFC, or other third-party floor plan financing agreements, the company provides financing in the form of open account terms in the normal course of business and performs on-going credit evaluations of customers.
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
Inventories, Net
Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for approximately 50.8 percent and 52.7 percent of total net inventories as of October 31, 2022 and 2021, respectively. Other inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. During fiscal 2022 and fiscal 2021, LIFO layers were not materially reduced. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of. As of October 31, 2022 and 2021, the company's inventory valuation adjustment for excess, slow-moving, and obsolete inventory was $38.7 million and $39.7 million, respectively.
Inventories, net were as follows (in thousands):

October 31	2022	2021
Raw materials and work in process	$482,884	$335,325
Finished goods and service parts	738,097	538,332
Total FIFO value	1,220,981	873,657
Less: adjustment to LIFO value	169,872	135,487
Total inventories, net	$1,051,109	$738,170
Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expenses as incurred within cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2022, 2021, and 2020, the company capitalized $2.5 million, $0.8 million, and $1.0 million of interest, respectively.
Property, plant and equipment, net was as follows (in thousands):

October 31	2022	2021
Land and land improvements	$59,550	$57,690
Buildings and leasehold improvements	324,343	308,217
Machinery and equipment	557,588	522,012
Tooling	225,865	220,966
Computer hardware and software	104,713	97,485
Construction in process	144,418	85,722
Property, plant and equipment, gross	1,416,477	1,292,092
Less: accumulated depreciation	844,816	804,361
Property, plant and equipment, net	$571,661	$487,731
During fiscal 2022, 2021, and 2020, the company recorded depreciation expense of $74.9 million, $75.5 million, and $76.1 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. Goodwill is assigned to a reporting unit based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that the fair value may not be recoverable. The company tests goodwill for impairment at the reporting unit level and tests indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. During the fourth quarter of fiscal 2022, the company performed its annual goodwill impairment test.
In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has twelve reporting units, which are the same as its twelve operating segments as defined in Note 3, Segment Data. Nine reporting units contained goodwill on their respective balance sheets as of October 31, 2022. Next, the company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative goodwill impairment analysis, the company determined there was no impairment of goodwill during fiscal 2022 for any of its reporting units as the fair values of the reporting units substantially exceeded their respective carrying values, including goodwill. Further, no impairment of goodwill was recorded during fiscal 2021 and 2020.
During the fourth quarter of fiscal 2022, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on the relief from royalty method under the income approach and utilizes various inputs and assumptions, including projected revenues from the company's forecasting process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to forecasted revenues, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on this quantitative impairment analysis, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2022 as the estimated fair values of the company's material indefinite-lived intangible assets substantially exceeded their carrying values. Further, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2021 and 2020 based on the same quantitative impairment analysis performed in each respective prior fiscal year.
Other Long-Lived Assets
Other long-lived assets primarily consist of property, plant and equipment; right-of-use assets associated with operating lease agreements; capitalized implementation costs for hosted cloud-computing arrangements; finite-lived intangible assets; and other assets, as applicable. The company's finite-lived intangible assets are identifiable assets that were acquired as a result of business combinations or asset acquisitions and primarily consist of customer relationships and lists, developed technology, patents, trade names, non-compete agreements, and order backlog and are generally amortized on a straight-line basis over their expected useful lives, which typically range from several months to 20 years depending on the nature of the finite-lived intangible asset.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally measured using a discounted cash flow model or independent appraisals, as appropriate. The company did not record an impairment loss for fiscal 2022, 2021, and 2020 as the company's long-lived assets were determined to not be at risk for impairment as no events or changes in circumstances were identified that would indicate that the carrying amount of an asset, or asset group, may not be recoverable.
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
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. As of October 31, 2022 and 2021, $133.7 million and $91.6 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform.
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

The changes in accrued warranties were as follows (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Beginning balance	$116,783	$107,121	$96,604
Warranty provisions	85,417	73,666	60,273
Acquisitions	5,663	—	2,557
Warranty claims	(77,769)	(71,520)	(67,241)
Changes in estimates	4,447	7,516	14,928
Ending balance	$134,541	$116,783	$107,121
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated
Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $600.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are fully extinguished in advance of the maturity date are charged to expense at the time of retirement of the borrowings. Debt issuance costs, net of accumulated amortization, were $4.8 million and $4.6 million as of October 31, 2022 and 2021, respectively.
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
•Financing Programs: The company's financing programs consist of floor plan financing programs with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for floor plan financing programs represent financing costs associated with programs under which the company shares the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchase. The floor plan financing costs for distributor and dealer inventories were $46.3 million, $20.8 million, and $24.1 million for the fiscal years ended October 31, 2022, 2021 and 2020, respectively. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.

Examples of significant sales promotions and incentive programs that are not considered to be variable consideration because the cost of the program is classified as a component of selling, general, and administrative expense are as follows:
•Commissions Paid to Distributors and Dealers: For certain products, the company uses a distribution network of dealers and distributors that purchase and take possession of products for sale to the end customer. The company also has dealers and distributors that act as sales agents for it on certain products using a direct-selling type model. Under this direct-selling type model, the company's network of distributors and dealers facilitates a sale directly to the dealer or end-user customer on its behalf. Commissions to distributors and dealers in these instances represent commission payments to sales agents that are also its customers. In addition, TTC dealers are often paid a commission to set up and deliver riding product purchased at certain mass retail and home centers.
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
Advertising Expense
General advertising expenditures are expensed the first time advertising takes place. Production costs associated with advertising are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the sales promotion and incentive programs established for certain product lines. Advertising costs were $58.3 million, $50.5 million, and $50.3 million for the fiscal years ended October 31, 2022, 2021, and 2020, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements or enhancements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $155.6 million, $141.0 million, and $124.1 million for the fiscal years ended October 31, 2022, 2021, and 2020, respectively.

Stock-Based Compensation Expense
The company's stock-based compensation awards are generally granted to executive officers, other employees, and non-employee members of the company's Board of Directors ("Board"), and include unrestricted common stock awards, performance share awards that are contingent on the achievement of performance goals of the company, non-qualified stock options, and restricted stock units. Generally, compensation expense equal to the grant date fair value determined under the Black-Scholes valuation method is recognized for these awards over the vesting period and is classified in selling, general and administrative expense within the Consolidated Statements of Earnings. For stock options and restricted stock units, expense recognized for other employees not considered executive officers and non-employee Board members is net of estimated forfeitures, which is based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity and incentive plan document. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. For additional information on The Toro Company 2022 Equity and Incentive Plan, refer to Note 9, Stock-Based Compensation.
Other Income, Net
Other income, net primarily consists of the company's proportionate share of income or losses from Red Iron, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income.
Net Earnings Per Share
Basic net earnings per share is calculated as net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year plus the assumed issuance of contingent shares related to performance share awards under the company's equity and incentive plans. Diluted net earnings per share is similar to basic net earnings per share except that the weighted-average number of shares of common stock outstanding plus the assumed issuance of contingent shares is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, contingently issuable shares, and restricted stock units.
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Basic
Weighted-average number of shares of common stock	104,817	107,336	107,647
Assumed issuance of contingent shares	5	5	11
Weighted-average number of shares of common stock outstanding – Basic	104,822	107,341	107,658

Diluted
Weighted-average number of shares of common stock outstanding – Basic	104,822	107,341	107,658
Effect of dilutive securities	827	1,132	1,005
Weighted-average number of shares of common stock outstanding – Diluted	105,649	108,473	108,663
Incremental shares from options and restricted stock units are computed under the treasury stock method. Stock option awards to purchase 906,121, 409,851, and 447,032 shares of common stock during fiscal 2022, 2021, and 2020, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.
New Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amended guidance also clarifies and simplifies other aspects of the accounting for income taxes under ASC Topic 740, Income Taxes. The amended guidance was adopted in the first quarter of fiscal 2022 and did not have a material impact on the company's Consolidated Financial Statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), which clarified that before applying or upon discontinuing the equity method of accounting for an investment in equity securities, an entity should consider observable transactions that require it to apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. The amended guidance was adopted in the first quarter of fiscal 2022 and did not have a material impact on the company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden of accounting for reference rate reform due to the cessation of the London Interbank Offered Rate, commonly referred to as "LIBOR." The temporary guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, relationships, and transactions affected by reference rate reform if certain criteria are met. The guidance was effective upon issuance on March 12, 2020 and the provisions of the temporary optional guidance provided by the ASU may be elected on a prospective basis from the beginning of an interim period that includes the issuance date of the ASU through December 31, 2022, when the reference rate reform activity is expected to be substantially complete. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. At this time, the company does not have receivables, hedging relationships, or operating lease agreements that reference LIBOR or another reference rate expected to be discontinued; and therefore, the company has not applied the optional practical expedients under this ASU to these classes of assets. On October 5, 2021, the company entered into an amended and restated credit agreement and at such time, the company concluded that the optional practical expedients provided by the ASU would not be elected as the required criteria were not met. The amended and restated credit agreement includes a transition clause in the event LIBOR is discontinued and the company's other fixed-rate financing agreements do not reference LIBOR or another reference rate expected to be discontinued. On April 27, 2022, the company amended its October 5, 2021 amended and restated revolving credit agreement to transition the reference rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). As of October 31, 2022, SOFR is the reference rate in effect for all outstanding variable interest borrowings of the company and the transition away from discontinued reference rates is concluded to be complete.
New Accounting Pronouncements Not Yet Adopted
The company believes that all recently issued accounting pronouncements from the FASB will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.

2	Business Combinations and Asset Acquisitions
Asset Acquisitions
On June 10, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of Voigt Smith Innovation LLC, a manufacturer of liquid deicing equipment, brine makers and applicators, related smart-connected technologies, and hydroseeding products. On June 20, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of Tornado Global Hydrovacs Ltd. (“Tornado”), a designer and manufacturer of hydrovac trucks. On June 21, 2022, during the third quarter of fiscal 2022, the company completed the acquisition of certain assets of River City Manufacturing, Inc., a manufacturer of custom rock saws. These asset acquisitions pertain to the company's Professional segment.
On November 4, 2020, during the first quarter of fiscal 2021, the company completed the acquisition of Turflynx, Lda, a developer of innovative autonomous solutions for turf management. On March 1, 2021, during the second quarter of fiscal 2021, the company completed the acquisition of Left Hand Robotics, Inc., a developer of innovative autonomous solutions for turf and snow management. These acquisitions complement and support the development of alternative power, smart-connected, and autonomous products within the company's Professional and Residential segments.
None of these acquisitions met the definition of business combinations as substantially all of the fair value of the gross assets acquired in each acquisition was concentrated in the respective finite-lived developed technology intangible assets. As a result, the company accounted for each of these transactions as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration. These asset acquisitions were immaterial in relation to the company's Consolidated Financial Condition and Results of Operations and as a result, additional purchase accounting disclosures have been omitted.
Intimidator Group ("Intimidator")
On January 13, 2022 ("Intimidator closing date"), pursuant to an equity interest purchase agreement ("Intimidator equity agreement"), the company acquired the privately-held Intimidator. Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened the company's Professional segment and expanded its manufacturing footprint and dealer network.
The Intimidator acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Intimidator, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the Intimidator acquisition, the company also acquired the real property used by Intimidator that was owned by an affiliate of Intimidator. As of the Intimidator closing date, the aggregate purchase consideration was $398.9 million, subject to certain customary adjustments based on, among other things, the amount of actual cash, debt, and working capital in the business of Intimidator at the closing date. Such customary adjustments were finalized during the third quarter of fiscal 2022 and resulted in an aggregate purchase consideration of $399.8 million ("Intimidator purchase price"). Additionally, the aggregate purchase consideration remains subject to contingent consideration through the end of calendar year 2022, in the event of certain qualifying tax changes. As a result, the company could be subject to additional cash purchase consideration for an amount not to exceed $15.0 million and remittance of such contingent consideration, if required, is due by March 15, 2023. As of October 31, 2022, no liability was recorded within the Consolidated Balance Sheets for the contingent consideration as the contingency is not probable such that an amount has not been estimated. The company funded the Intimidator purchase price with borrowings under its existing unsecured senior revolving credit facility and cash provided by operating activities. For additional information regarding the company's unsecured senior revolving credit facility utilized to fund the purchase price, refer to Note 6, Indebtedness.
As a result of the Intimidator acquisition, the company incurred immaterial acquisition-related transaction costs recorded within selling, general and administrative expense within the Consolidated Statements of Earnings during the fiscal year ended October 31, 2022.
Intimidator Purchase Price Allocation
The company accounted for the Intimidator acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the aggregate purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the closing date. These fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized. As of October 31, 2022, the company has completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date, with the exception of the company's valuation of income taxes. The company expects to finalize its valuation and complete the allocation of the purchase price as soon as practicable but no later than one year from the closing date of the acquisition, as required. The following table summarizes the allocation of the Intimidator purchase price to the fair values assigned to the Intimidator assets acquired and liabilities assumed (in thousands):

January 13, 2022
Cash and cash equivalents	$975
Receivables	6,954
Inventories	34,608
Prepaid expenses and other current assets	513
Property, plant and equipment	27,447
Right-of-use assets	344
Goodwill	163,731
Indefinite-lived other intangible assets:
Trade names	99,100
Finite-lived other intangible assets:
Customer-related	80,500
Trade names	3,260
Backlog	1,340
Accounts payable	(8,535)
Accrued liabilities	(9,152)
Short-term lease liabilities	(100)
Long-term liabilities	(244)
Deferred income tax liabilities	—
Total fair value of net assets acquired	400,741
Less: cash and cash equivalents acquired	(975)
Total purchase price	$399,766
The goodwill recognized is primarily attributable to the expected future cash flows, the value of the workforce, and expected synergies, including customer and dealer growth opportunities, expanding existing product lines, and cost reduction initiatives. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories and supply chain consolidation. The goodwill resulting from the acquisition of Intimidator was recognized within the company's Professional segment, and is the primary driver for the increase in the carrying amount of Professional segment goodwill to $573.0 million from $411.1 million as of October 31, 2021. The acquisition was considered an asset acquisition for income tax purposes and as a result, the goodwill arising from the transaction is deductible.
Other Intimidator Intangible Assets Acquired
The allocation of the Intimidator purchase price to the net assets acquired resulted in the recognition of $184.2 million of value for other intangible assets as of the Intimidator closing date. The fair values of the acquired trade names and customer-related and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the Intimidator closing date, the acquired finite-lived intangible assets had a weighted average useful life of 9.5 years. The fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and were based on expected future revenues from the respective trade name. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 9.8 years as of the Intimidator closing date. The fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the Intimidator closing date, the weighted-average useful lives of the customer-related and backlog intangible assets were determined to be 9.6 years and nine months, respectively.
Intimidator Results of Operations
Intimidator's results of operations have been included within the company's Professional reportable segment in the company's Consolidated Financial Statements from the Intimidator closing date. During the fiscal year ended October 31, 2022, the company recognized $183.8 million of net sales from Intimidator. Intimidator had an immaterial impact on Professional segment earnings for the fiscal year ended October 31, 2022. Unaudited pro forma financial information has not been disclosed as the Intimidator acquisition was not considered material to the company's Consolidated Results of Operations.
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
As a result of the acquisition, the company incurred immaterial acquisition-related transaction costs, all of which were incurred during the fiscal year ended October 31, 2020 and recorded within selling, general and administrative expense within the Consolidated Statements of Earnings for such fiscal period.
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
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Venture Products, expected future cash flows, and expected synergies, including customer and dealer growth opportunities and integrating and expanding existing product lines. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts, and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Venture Products was recognized within the company's Professional segment and is non-deductible for tax purposes. During the first quarter of fiscal 2021, the company completed its valuation of income taxes to finalize the Venture Products purchase price allocation, which resulted in a decrease to the carrying amount of Professional goodwill of $1.0 million from $412.1 million as of October 31, 2020. Such purchase accounting adjustment did not impact the company's Consolidated Statements of Earnings for fiscal 2021.
Other Venture Products Intangible Assets Acquired
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
The Professional reportable business segment consists of turf and landscape equipment; rental, specialty, and underground construction equipment; snow and ice management equipment; and irrigation and lighting products. Turf and landscape equipment products include sports fields and grounds mowing and maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, and other maintenance equipment. Rental, specialty, and underground construction equipment products include horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, stump grinders, turf renovation products, asset locators, pipe rehabilitation solutions, materials handling equipment, and other after-market tools. Snow and ice management equipment products primarily include snowplows; stand-on snow and ice removal equipment, including the related snowplow, snow brush, and snow thrower attachments; salt and sand spreaders; brine ice control products; and related parts and accessories for light and medium duty trucks, utility task vehicles, skid steers, and front-end loaders. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and ag-irrigation drip tape and hose products, as well as professionally installed landscape lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional reportable business segment products are marketed and sold mainly through a network of distributors and dealers to professional users engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
The Residential reportable business segment primarily consists of walk power mowers, zero-turn riding mowers, snow throwers, replacement parts, and home solutions products, including grass trimmers, hedge trimmers, leaf blowers, blower-vacuums, chainsaws, string trimmers, and underground, hose, and hose-end retail irrigation products sold in Australia and New Zealand. Residential reportable business segment products are marketed and sold to homeowners through a network of distributors and dealers and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.
The company's Other activities consists of the company's wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information services, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data. The company evaluates the performance of its Professional and Residential reportable business segment results based on earnings from operations plus other income, net. The reportable business segment's operating profits or losses include direct costs incurred at the reportable business segment's operating level plus allocated expenses, such as profit sharing and manufacturing expenses. The allocated expenses represent costs that these operations would have incurred otherwise, but do not include general corporate expenses, interest expense, and income taxes. Operating loss for the company's Other activities includes earnings (loss) from the company's domestic wholly-owned distribution company, certain corporate activities, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.
The following tables present summarized financial information concerning the company's reportable business segments and Other activities (in thousands):

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Net sales	$3,429,607	$1,068,565	$16,490	$4,514,662
Intersegment gross sales (eliminations)	33,492	110	(33,602)	—
Earnings (loss) before income taxes	583,993	112,728	(144,175)	552,546
Total assets	2,702,779	501,586	351,633	3,555,998
Capital expenditures	94,260	30,993	18,225	143,478
Depreciation and amortization	$82,704	$13,028	$13,077	$108,809

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Net sales	$2,929,600	$1,010,077	$19,907	$3,959,584
Intersegment gross sales (eliminations)	30,530	44	(30,574)	—
Earnings (loss) before income taxes	507,327	121,516	(129,025)	499,818
Total assets	2,032,350	388,246	515,544	2,936,140
Capital expenditures	79,515	16,730	7,767	104,012
Depreciation and amortization	$73,747	$13,470	$12,099	$99,316

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Net sales	$2,523,452	$820,745	$34,613	$3,378,810
Intersegment gross sales (eliminations)	46,703	80	(46,783)	—
Earnings (loss) before income taxes	426,560	113,669	(133,159)	407,070
Total assets	1,940,844	282,061	630,323	2,853,228
Capital expenditures	49,975	13,669	14,424	78,068
Depreciation and amortization	$70,460	$12,607	$12,548	$95,615
During fiscal 2022 and 2020, no customers accounted for 10.0 percent or more of total consolidated gross sales. During fiscal 2021, sales to one customer in the Residential segment accounted for 10.6 percent of total consolidated gross sales.
The following table presents the details of operating loss before income taxes for the company's Other activities (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Corporate expenses	$(126,271)	$(112,419)	$(108,396)
Interest expense	(35,738)	(28,659)	(33,156)
Earnings from wholly-owned domestic distribution companies and other income, net	17,834	12,053	8,393
Total operating loss	$(144,175)	$(129,025)	$(133,159)

The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (in thousands):

Fiscal Years Ended October 31	United States	International Countries	Total
2022
Net sales	$3,635,496	$879,166	$4,514,662
Long-lived assets	$505,851	$65,810	$571,661
2021
Net sales	$3,131,954	$827,630	$3,959,584
Long-lived assets	$440,555	$47,176	$487,731
2020
Net sales	$2,700,694	$678,116	$3,378,810
Long-lived assets	$426,378	$41,541	$467,919

4	Revenue
The company enters into contracts with its customers for the sale of products or rendering of services in the ordinary course of business. A contract with commercial substance exists at the time the company receives and accepts a purchase or sales order under a sales contract with a customer. The company recognizes revenue when, or as, performance obligations under the terms of a contract with its customer are satisfied, which generally occurs with the transfer of control of product or services. Control is typically transferred to the customer at the time a product is shipped, or in the case of certain agreements, when a product is delivered or as services are rendered. Revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring product or rendering services pursuant to the terms of the contract with a customer. The amount of consideration the company receives and the revenue the company recognizes varies with changes in the variable consideration associated with the estimated expense of certain of the company's sales promotions and incentives programs offered to customers, as well as anticipated product returns, when applicable. The company recognizes a provision for estimated variable consideration at the time revenue is recognized as a reduction of the transaction price. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on the relative standalone selling price of the respective promised good or service. The company does not recognize revenue in situations where collectability from the customer is not probable and defers the recognition of revenue until collection is probable or payment is received and performance obligations are satisfied.
Freight and shipping revenue billed to customers concurrent with revenue producing activities is included within revenue and the cost for freight and shipping is recognized as an expense within cost of sales when control has transferred to the customer. Shipping and handling activities that occur after control of the related products is transferred are treated as a fulfillment activity rather than a promised service and therefore are not considered a performance obligation. Sales, use, value-added, and other excise taxes the company collects concurrent with revenue producing activities are excluded from revenue. Incremental costs of obtaining a contract for which the performance obligations will be satisfied within the next twelve months are expensed as incurred. Incidental items, including goods or services, that are immaterial in the context of the contract are recognized as expense when incurred. Additionally, the company has elected not to disclose the balance of unfulfilled performance obligations for contracts with a contractual term of twelve months or less.
The following tables disaggregate the company's reportable segment net sales by similar product type and geographic market (in thousands):

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,002,976	$1,039,192	$6,390	$4,048,558
Irrigation	426,631	29,373	10,100	466,104
Total net sales	$3,429,607	$1,068,565	$16,490	$4,514,662

Revenue by geographic market:
United States	$2,737,864	$881,142	$16,490	$3,635,496
International Countries	691,743	187,423	—	879,166
Total net sales	$3,429,607	$1,068,565	$16,490	$4,514,662

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,530,777	$975,832	$11,720	$3,518,329
Irrigation	398,823	34,245	8,187	441,255
Total net sales	$2,929,600	$1,010,077	$19,907	$3,959,584

Revenue by geographic market:
United States	$2,268,878	$843,169	$19,907	$3,131,954
International Countries	660,722	166,908	—	827,630
Total net sales	$2,929,600	$1,010,077	$19,907	$3,959,584

Fiscal Year Ended October 31, 2020	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,175,794	$787,716	$21,785	$2,985,295
Irrigation	347,658	33,029	12,828	393,515
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810

Revenue by geographic market:
United States	$1,976,690	$689,391	$34,613	$2,700,694
International Countries	546,762	131,354	—	678,116
Total net sales	$2,523,452	$820,745	$34,613	$3,378,810
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. In limited circumstances, the company ships some of its products on a consignment basis to a customer distribution center or warehouse whereby the company retains control of the product stored at the customer's distribution center or warehouse. As the company's products are removed from the distribution center or warehouse by the customer and shipped to the retail sale location, control is transferred from the company to the customer. At that time, the company invoices the customer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the customer's retail sale location from the distribution center or warehouse. The total value of consignment inventory as of October 31, 2022 and 2021 was $28.3 million and $37.2 million, respectively.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. The company recognizes variable consideration as a reduction of the transaction price at the time of the initial product sale by applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Variable consideration typically occurs as a result of certain of the company's sales promotions and incentive programs that are determined to represent price concessions because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration provided to the customer, or (ii) the company anticipates a future cost based on historical or expected future business practice for which the company does not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. Such programs primarily consist of off-invoice discounts, rebates, and floor plan and retail financing. The cost of off-invoice discounts are incurred at the time of sale as a reduction of the transaction price and as a result, have no future cost. For all other sales promotion and incentive programs recorded as a reduction of the transaction price at the time of the initial product sale, the company estimates variable consideration using the expected value method because the company anticipates providing a future price concession based on historical or expected future business practice or other factors. Estimates of variable consideration under the expected value method are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products sold, forecasted sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends. When revenue is recognized, the estimated expense of these sales promotions and incentives programs is recorded as a reduction from gross sales within the Consolidated Statements of Earnings with a corresponding accrual recorded within sales promotions and incentives programs in the Consolidated Balance Sheets. Additionally, from time to time, the company may offer its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Such right of return offered on the company's products is also considered to be variable consideration that is estimated and recorded as a reduction of revenue based primarily on historical experience, anticipated sales returns estimated from sales terms, trend analysis, and other factors. The company records the obligation for product returns within accrued liabilities in the Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.
Collectability from the customer for product revenue is generally assumed to be probable because the company's financial exposure related to accounts receivable is reduced due to its dealer and distributor inventory financing programs. For additional information regarding these programs, refer to Note 11, Commitments and Contingencies. The company's product sales to customers that do not elect to finance product purchases are generally on open account with terms that generally approximate 30 to 120 days. The resulting receivables are included within receivables, net on the Consolidated Balance Sheets. The company performs ongoing credit evaluations of customers on open account terms in order to assess collectability.

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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2022 and October 31, 2021, $28.0 million and $24.1 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2022, the company recognized $11.0 million of the October 31, 2021 deferred revenue balance. The company expects to recognize approximately $14.6 million of the October 31, 2022 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2023 and $13.4 million thereafter.

5	Goodwill and Other Intangible Assets
The company's acquisition of Intimidator on January 13, 2022 resulted in the recognition of $163.7 million and $184.2 million of goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2022 and 2021 were as follows (in thousands):

	Professional	Residential	Other	Total
Balance as of October 31, 2020	$412,061	$10,480	$1,534	$424,075
Purchase price allocation adjustment	(1,027)	—	—	(1,027)
Goodwill divested	—	—	(1,534)	(1,534)
Translation adjustments	45	121	—	166
Balance as of October 31, 2021	411,079	10,601	—	421,680
Goodwill acquired	163,731	—	—	163,731
Translation adjustments	(1,779)	(335)	—	(2,114)
Balance as of October 31, 2022	$573,031	$10,266	$—	$583,297
Other Intangible Assets
The components of other intangible assets were as follows (in thousands, except weighted-average useful life in years):

October 31, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,210	$(15,317)	$2,893
Non-compete agreements	5.5	6,851	(6,829)	22
Customer-related	16.0	320,959	(83,805)	237,154
Developed technology	7.1	101,915	(53,001)	48,914
Trade names	13.8	10,667	(3,395)	7,272
Backlog and other	0.6	5,730	(5,505)	225
Total finite-lived	13.4	464,332	(167,852)	296,480
Indefinite-lived - trade names		289,352	—	289,352
Total other intangible assets, net		$753,684	$(167,852)	$585,832

October 31, 2021	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,283	$(14,670)	$3,613
Non-compete agreements	5.5	6,914	(6,872)	42
Customer-related	18.2	239,679	(62,617)	177,062
Developed technology	7.0	87,473	(43,348)	44,125
Trade names	15.4	7,524	(2,969)	4,555
Backlog and other	0.6	4,390	(4,390)	—
Total finite-lived	14.6	364,263	(134,866)	229,397
Indefinite-lived - trade names		190,644	—	190,644
Total other intangible assets, net		$554,907	$(134,866)	$420,041

Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2022, 2021, and 2020 was $33.9 million, $23.8 million, and $19.5 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows: 2023, $34.9 million; 2024, $33.0 million; 2025, $30.1 million; 2026, $29.0 million; 2027, $24.0 million; and after 2027, $145.5 million.

6	Indebtedness
The following is a summary of the company's indebtedness (in thousands):

October 31	2022	2021
$600 million revolving credit facility, due October 2026	$—	$—
$270 million term loan, due October 2026	270,000	270,000
$200 million term loan, due April 2027	200,000	—
3.81% series A senior notes, due June 2029	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000
3.97% senior notes, due June 2032	100,000	—
7.8% debentures, due June 2027	100,000	100,000
6.625% senior notes, due May 2037	124,102	124,040
Less: unamortized debt issuance costs	3,334	2,798
Total long-term debt	990,768	691,242
Less: current portion of long-term debt	—	—
Long-term debt, less current portion	$990,768	$691,242
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for each of the next five fiscal years are as follows: fiscal 2023, $0.0 million; fiscal 2024, $0.0 million; fiscal 2025, $37.0 million; fiscal 2026, $263.0 million; fiscal 2027, $270.0 million; and after fiscal 2027, $425.0 million.
Revolving Credit Facility
On October 5, 2021, the company entered into an amended and restated credit agreement ("amended credit agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $600.0 million ("revolving credit facility") that matures on October 5, 2026 and replaced the company's prior $600.0 million unsecured senior revolving credit facility scheduled to mature on June 19, 2023. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the amended credit agreement. As of both
October 31, 2022 and 2021, the company had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under the revolving credit facility.
On April 27, 2022, the company further amended the amended credit agreement to transition the reference rate from LIBOR to term SOFR. As of October 31, 2022, SOFR is the reference rate in effect for all outstanding variable interest borrowings of the company.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. During fiscal 2022, 2021 and 2020, the company incurred interest expense of $2.4 million, $0.0 million and $0.8 million, respectively, on the outstanding borrowings under the current and prior revolving credit facilities.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the amended credit agreement for the company's revolving credit facility as of October 31, 2022.
$270.0 Million Term Loan Credit Agreement
The amended credit agreement executed on October 5, 2021, as further amended on April 27, 2022, also provided for a five-year unsecured term loan in an aggregate principal amount of $270.0 million, the entire amount of which was funded on October 5, 2021 and matures on October 5, 2026 ("$270.0 million term loan"). Under the amended credit agreement, incremental term loan commitments may be established at the company's election and the approval of the borrowers on the $270.0 million term loan by an amount of up to $100.0 million.
Beginning December 31, 2024, the company is required to make quarterly principal amortization payments on the $270.0 million term loan equal to 2.5% of the original aggregate principal amount reduced by any applicable prepayments. On October 5, 2026, the aggregate principal amount of any remaining outstanding borrowings under the

$270.0 million term loan is required to be repaid. The $270.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2022, there was $270.0 million of outstanding borrowings under the $270.0 million term loan.
Outstanding borrowings under the $270.0 million term loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. For the fiscal years ended October 31, 2022 and 2021, the company incurred interest expense of $5.7 million and $0.2 million, respectively, on the outstanding borrowings under the $270.0 million term loan.
The $270.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility and the company was in compliance with all covenants as of October 31, 2022.
$200.0 Million Term Loan Credit Agreement
On April 27, 2022, the company entered into a term loan credit agreement ("$200.0 million term loan") with certain financial institutions for the purpose of paying down certain of its outstanding borrowings incurred in connection with the company's acquisition of Intimidator on January 13, 2022 and borrowed under its revolving credit facility provided under the amended credit agreement. The entire $200.0 million available under the agreement was funded on April 27, 2022, and matures on April 27, 2027. In connection with the company's entry into the $200.0 million term loan, the company incurred immaterial debt issuance costs, which are being deferred and amortized over the life of the $200.0 million term loan and are netted against the outstanding borrowings under the $200.0 million term loan within the long-term debt, less current portion line item on the company's Consolidated Balance Sheets.
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
Outstanding borrowings under the $200.0 million term loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. For the fiscal year ended October 31, 2022, the company incurred interest expense of $3.1 million on the outstanding borrowings under the $200.0 million term loan.
The $200.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2022.
3.81% Series A and 3.91% Series B Senior Notes
On April 30, 2019, the company entered into a private placement note purchase agreement with certain purchasers pursuant to which the company agreed to issue and sell an aggregate principal amount of $100.0 million of 3.81% Series A Senior Notes due June 15, 2029 ("Series A Senior Notes") and $100.0 million of 3.91% Series B Senior Notes due June 15, 2031 ("Series B Senior Notes" and together with the Series A Senior Notes, the "Senior Notes"). On June 27, 2019, the company issued $100.0 million of the Series A Senior Notes and $100.0 million of the Series B Senior Notes pursuant to the private placement note purchase agreement. The Senior Notes are unsecured senior obligations of the company.
No principal is due on the Senior Notes prior to their stated due dates. The company has the right to prepay all or a portion of either series of the Senior Notes in amounts not less than 10% of the then outstanding principal amount of the series of Senior Notes being prepaid upon notice to the holders of such series for 100% of the principal amount prepaid, plus a make-whole premium, as set forth in the private placement note purchase agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time on or after the date that is 90 days prior to the maturity date of the respective series, the company has the right to prepay all of the outstanding Senior Notes of such series for 100% of the principal amount so prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to offer to prepay all Senior Notes for 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2022, 2021, and 2020, the company incurred interest expense of $7.7 million, respectively.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2022.

3.97% Senior Notes
On June 30, 2022, the company issued $100.0 million of 3.97% Senior Notes due June 30, 2032 ("3.97% Senior Notes") pursuant to a private placement note purchase agreement ("2022 Note Purchase Agreement") with certain purchasers. The proceeds were used pay down certain of its outstanding borrowings incurred in connection with the company's acquisition of Intimidator on January 13, 2022 and borrowed under its revolving credit facility provided under the amended credit agreement. In connection with the 2022 Note Purchase Agreement, the company incurred immaterial debt issuance costs, which were capitalized as contra-debt on the company's Consolidated Balance Sheets and will be amortized over the life of the 3.97% Senior Notes. The 3.97% Senior Notes are unsecured senior obligations of the company and mature on June 30, 2032.
The company has the right to prepay all or a portion of the 3.97% Senior Notes in an amount not less than 10% of the then outstanding principal amount upon notice to the holders for 100% of the prepaid principal amount plus a make-whole premium, as set forth in the 2022 Note Purchase Agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time during the 90 day period ending on the maturity date of the 3.97% Senior Notes, the company will have the right to prepay all of the 3.97% Senior Notes for 100% of the principal amount prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to offer to prepay all of the 3.97% Senior Notes for 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
Interest on the 3.97% Senior Notes is payable semiannually on the 30th day of June and December in each year. For fiscal year ended October 31, 2022, the company incurred interest expense of $1.3 million on the outstanding borrowings under the 3.97% Senior Notes.
The 2022 Note Purchase Agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2022.
7.8% Debentures
In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125% coupon 10-year notes and $100.0 million of 7.8% coupon 30-year debentures. The $75.0 million of 7.125% coupon 10-year notes were repaid at maturity during fiscal 2007. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2022, 2021, and 2020, the company incurred interest expense of $8.0 million, respectively.
6.625% Senior Notes
On April 26, 2007, the company issued $125.0 million in aggregate principal amount of 6.625% senior notes due May 1, 2037 and priced at 98.513% of par value. The resulting discount of $1.9 million is being amortized over the term of the notes using the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Although the coupon rate of the senior notes is 6.625%, the effective interest rate is 6.741% after taking into account the issuance discount. The senior notes are unsecured senior obligations of the company and rank equally with the company's other unsecured and unsubordinated indebtedness. The indentures under which the senior notes were issued contain customary covenants and event of default provisions. The company may redeem some or all of the senior notes at any time at the greater of the full principal amount of the senior notes being redeemed or the present value of the remaining scheduled payments of principal and interest discounted to the redemption date on a semi-annual basis at the treasury rate plus 30 basis points, plus, in both cases, accrued and unpaid interest. In the event of the occurrence of both (i) a change of control of the company, and (ii) a downgrade of the notes below an investment grade rating by both Moody's Investors Service, Inc. and Standard & Poor's Ratings Services within a specified period, the company would be required to make an offer to purchase the senior notes at a price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of repurchase.
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2022, 2021, and 2020, the company incurred interest expense of $8.4 million, respectively.

7	Investment in Joint Venture
The company is party to a joint venture with HDF, a subsidiary of The Huntington National Bank, established as Red Iron, the primary purpose of which is to provide customer inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. The company has also entered into a limited inventory repurchase agreement with Red Iron. For additional information regarding the customer financing aspect of the arrangement, as well as the limited inventory purchase agreement, refer to Note 11, Commitments and Contingencies.
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $800.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of October 31, 2022 and 2021 was $39.3 million and $20.7 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

8	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Earnings before income taxes:
United States	$491,318	$446,256	$369,016
Foreign	61,228	53,562	38,054
Total earnings before income taxes	$552,546	$499,818	$407,070
Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Excess deduction for stock-based compensation	(0.4)	(1.5)	(1.7)
State and local income taxes, net of federal benefit	2.0	1.4	2.4
Foreign operations	(0.7)	(0.5)	(0.6)
Federal research tax credit	(1.3)	(1.4)	(1.7)
Foreign-derived intangible income	(0.7)	(0.9)	—
Other, net	(0.1)	(0.1)	(0.4)
Effective tax rate	19.8%	18.0%	19.0%
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and allowed for delayed payment of employer payroll taxes, among other items. The company has reflected the impact of the CARES Act for the fiscal years ended October 31, 2022 and 2021 within its Consolidated Financial Statements and such impact was not material to the company's Consolidated Financial Statements.
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, a 1% excise tax on corporate stock repurchases made after December 31, 2022 and various energy tax credits. There are no material impacts from the IRA within the Consolidated Financial Statements for the fiscal year ended October 31, 2022.
Provision for Income Taxes
Components of the company's provision for income taxes were as follows (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Current provision:
Federal	$94,658	$90,222	$58,243
State	19,061	15,973	11,322
Foreign	7,749	9,163	5,534
Total current provision	$121,468	$115,358	$75,099
Deferred (benefit) provision:
Federal	$(7,360)	$(18,361)	$1,710
State	(4,894)	(6,486)	634
Foreign	(10)	(573)	(74)
Total deferred (benefit) provision	(12,264)	(25,420)	2,270
Total provision for income taxes	$109,204	$89,938	$77,369
Deferred Income Taxes
The components of the company's deferred income tax assets and liabilities were as follows (in thousands):

Fiscal Years Ended October 31	2022	2021
Deferred income tax assets:
Compensation and benefits	$32,937	$34,403
Warranty and insurance	35,384	30,840
Lease liabilities	20,165	17,735
Advertising and sales promotions and incentives	7,153	6,669
Inventory	36,410	21,118
Deferred revenue (1)	3,316	3,134
Other (1)	—	6,221
Net operating losses and other carryforwards (1)	6,442	5,397
Valuation allowance	(3,214)	(3,205)
Deferred income tax assets	$138,593	$122,312
Deferred income tax liabilities:
Right-of-use assets	$(19,520)	$(17,071)
Depreciation	(51,861)	(47,551)
Amortization	(102,424)	(102,287)
Other (1)	(3,750)	—
Deferred income tax liabilities	(177,555)	(166,909)
Deferred income tax liabilities, net	$(38,962)	$(44,597)
(1) Presentation of fiscal 2021 deferred income taxes has been conformed to the current year presentation. There was no change to total deferred income tax assets, deferred income tax liabilities, or deferred income tax liabilities, net.
As of October 31, 2022, the company has domestic net operating loss carryforwards of $6.1 million for both federal and state income tax purposes; $6.0 million that does not expire and $0.1 million that expires in fiscal 2037. As of October 31, 2022, the company has net operating loss carryforwards of approximately $3.4 million in foreign jurisdictions, which are comprised of $2.5 million that do not expire and $0.9 million that expires between fiscal 2026 and fiscal 2039. The company also has domestic credit carryforwards of $2.3 million that expire between fiscal 2027 and fiscal 2043.
The net change in the total valuation allowance between the fiscal years ended October 31, 2022 and 2021 was an increase of less than $0.1 million. The change in valuation allowance is related to domestic tax credits, capital loss carryforwards, and net operating losses that are expected to expire prior to utilization.
The company expects that $36.3 million of the total undistributed earnings of its foreign operations will be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2022, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 31, 2021	$3,113
Increase as a result of tax positions taken during a prior period	2
Decrease as a result of tax positions taken during a prior period	(30)
Increase as a result of tax positions taken during the current period	539
Reductions as a result of statute of limitations lapses	(276)
Unrecognized tax benefits as of October 31, 2022	$3,348
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $3.3 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2022, the company recorded $1.0 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2022. Included in the balance of unrecognized tax benefits as of October 31, 2022 are potential benefits of $3.5 million that, if recognized, would affect the effective tax rate.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2018. The company is under audit in certain state jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

9	Stock-Based Compensation
On March 15, 2022, the company’s shareholders approved The Toro Company 2022 Equity and Incentive Plan (the “2022 plan”), which became effective immediately and replaced The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 plan”) with respect to future grants of awards. The 2022 plan is administered by the Compensation & Human Resources Committee of the Board and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual performance awards, non-employee director awards and other cash-based and stock-based awards to eligible individuals. Subject to adjustment as provided in the 2022 plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2022 plan is equal to the sum of: (a) 1,250,000 shares, plus (b) the number of shares remaining available for grant under the 2010 plan but not subject to outstanding awards thereunder as of March 15, 2022, and plus (c) the number of shares subject to awards outstanding under the 2010 plan as of March 15, 2022 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2022 plan was 3,703,369 as of October 31, 2022. All outstanding stock-based compensation awards were granted under the 2010 plan or the 2022 plan. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Stock option awards	$9,976	$9,971	$9,163
Performance share awards	5,830	6,861	2,123
Restricted stock unit awards	5,681	4,306	3,429
Unrestricted common stock awards	629	671	693
Total compensation cost for stock-based compensation awards	$22,116	$21,809	$15,408
Related tax benefit from stock-based compensation awards	$5,339	$5,221	$3,696
Stock Option Awards
Stock options are granted with an exercise price equal to the closing price of the company's common stock on the date of grant, as reported by the New York Stock Exchange and are generally granted to executive officers, other employees, and non-employee Board members on an annual basis in the first quarter of the company's fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Options generally vest one-third each year over a three-year period and have a ten-year term but in certain circumstances, the vesting requirement may be modified such that options granted to certain employees vest in full on the three-year anniversary of the date of grant and have a ten-year term. Compensation cost equal to the grant date fair value determined under the Black-Scholes valuation method is generally recognized for these awards over the vesting period. Compensation cost recognized for other employees not considered executive officers or non-employee Board members is net of estimated forfeitures, which are determined at the time of grant based on historical forfeiture experience. Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the applicable equity and incentive plan. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee Board member has served on the company's Board for ten full fiscal years or more, the awards will not be forfeited but continue to vest according to their schedule following retirement. Therefore, the fair value of the options granted is fully expensed on the date of the grant.
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2022	2021	2020
Expected life of option in years	6.19	6.21	6.31
Expected stock price volatility	23.74%	23.26%	19.53%
Risk-free interest rate	1.31%	0.55%	1.73%
Expected dividend yield	0.94%	0.86%	0.99%
Per share weighted-average fair value at date of grant	$22.55	$19.39	$15.23
The table below presents stock option activity for fiscal 2022:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of October 31, 2021	2,771,354	$64.60	6.3	$85,576
Granted	469,175	99.16
Exercised	(228,385)	45.46
Forfeited	(26,111)	94.28
Outstanding as of October 31, 2022	2,986,033	$71.23	6.0	$102,118
Exercisable as of October 31, 2022	1,982,962	$60.44	4.9	$89,208
As of October 31, 2022, there was $3.5 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.91 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (in thousands):

Fiscal Years Ended October 31	2022	2021	2020
Market value of stock options exercised	$20,140	$40,071	$56,761
Intrinsic value of stock options exercised[1]	$9,758	$25,952	$33,920
1    Intrinsic value is calculated as the amount by which the stock price at exercise date exceeded the option exercise price.
Performance Share Awards
The company grants performance share awards on an annual basis in the first quarter of the company's fiscal year to executive officers and other employees under which they are entitled to receive shares of the company's common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal.

Factors related to the company's performance share awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2022	2021	2020
Weighted-average fair value per award at date of grant	$98.41	$90.59	$77.33
Fair value of performance share awards vested	$4,828	$3,428	$6,271
The table below presents fiscal 2022 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2021	204,244	$76.16
Granted	48,604	98.41
Vested	(49,248)	59.58
Forfeited	(8,000)	92.38
Unvested as of October 31, 2022	195,600	$88.63
As of October 31, 2022, there was $7.4 million of total unrecognized compensation cost related to unvested performance share awards that is expected to be recognized over a weighted-average period of 1.56 years.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted on an annual basis to certain employees that are not executive officers and occasionally may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. In rare circumstances, such awards may have performance-based rather than time-based vesting requirements. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience.
Factors related to the company's restricted stock unit awards are as follows (in thousands, except per award data):

Fiscal Years Ended October 31	2022	2021	2020
Weighted-average fair value per award at date of grant	$88.90	$97.87	$74.55
Fair value of restricted stock units vested	$5,490	$4,464	$3,410
The table below presents fiscal 2022 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2021	124,252	$85.54
Granted	100,614	88.90
Vested	(61,015)	78.02
Forfeited	(13,174)	90.55
Unvested as of October 31, 2022	150,677	$90.39
As of October 31, 2022, there was $7.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.23 years.
Unrestricted Common Stock Awards
During fiscal 2022, 2021, and 2020, 6,453, 8,070, and 8,920 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.
Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and certain other employees that receive performance share awards to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100 percent of the common stock payout and are always 100 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2022 and 2021. The total of common stock required to settle this deferred compensation obligation is included in the denominator of the calculation of both basic and diluted net earnings per share of common stock.

10	Stockholders' Equity
Stock Repurchase Program
On December 3, 2015, the company's Board authorized the repurchase of 8,000,000 shares of the company's common stock in open-market or in privately negotiated transactions. On December 4, 2018, the company's Board authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. During fiscal 2022 and 2021, the company paid $140.0 million and $302.3 million to repurchase 1,525,856 and 2,989,794 shares, respectively, under the authorized repurchase program; and as a result of the fiscal 2021 repurchase activity, no shares remained under the December 3, 2015 tranche of authorized shares under the company's stock repurchase program as of October 31, 2021. As of October 31, 2022, 2,526,606 shares remained available for repurchase under the December 4, 2018 tranche of authorized shares under the company's stock repurchase program. This program has no expiration date but may be terminated by the Board at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of this program.
On December 13, 2022, the company's Board authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. This program has no expiration date but may be terminated by the Board at any time.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the company's Board authorized stock repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2022, the company had a total of 23,774,518 treasury shares at a total average cost of $1,715.0 million. As of October 31, 2021, the company had a total of 22,566,717 treasury shares at a total average cost of $1,595.8 million.
Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (in thousands):

As of October 31	2022	2021
Foreign currency translation adjustments	$51,321	$19,535
Pension benefits	3,621	3,899
Cash flow derivative instruments	(21,817)	2,562
Total accumulated other comprehensive loss	$33,125	$25,996
The components and activity of AOCL, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive (income) loss before reclassifications	31,786	(278)	(19,252)	12,256
Amounts reclassified from AOCL	—	—	(5,127)	(5,127)
Net current period other comprehensive (income) loss	31,786	(278)	(24,379)	7,129
Balance as of October 31, 2022	$51,321	$3,621	$(21,817)	$33,125

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2020	$24,508	$5,106	$4,648	$34,262
Other comprehensive income before reclassifications	(4,973)	(1,207)	(12,830)	(19,010)
Amounts reclassified from AOCL	—	—	10,744	10,744
Net current period other comprehensive income	(4,973)	(1,207)	(2,086)	(8,266)
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 13, Derivative Instruments and Hedging Activities.

11	Commitments and Contingencies
Customer Financing Arrangements
Inventory Financing
The company is party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions (collectively, the "financial institutions") which provide inventory financing to certain dealers and distributors of certain of the company's products in the U.S. and internationally. These financing arrangements are structured as an advance in the form of a payment by the financial institutions to the company on behalf of a distributor or dealer with respect to invoices financed by the financial institution. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice.
Under separate agreements between the financial institutions and the dealers and distributors, the financial institutions provide loans to the dealers and distributors for the advances paid by the financial institutions to the company. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by the company, shared between the company and the distributor and/or the dealer, or paid by the distributor or dealer. The financial institutions retain a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly through audits. Financing terms to the distributors and dealers require payment as the inventory, which secures the indebtedness, is sold to end-users or when payment otherwise become due under the agreements between the financial institutions and the distributors and dealers, whichever occurs first. Rates are generally indexed to SOFR, or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron during fiscal 2022, 2021, and 2020 was $2,627.5 million, $2,282.6 million, and $1,832.5 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of October 31, 2022 and 2021 was $776.1 million and $420.5 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2022 and 2021 were $17.7 million and $31.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2022, 2021, and 2020 was $633.5 million, $460.5 million, and $410.7 million, respectively. As of October 31, 2022 and 2021, $220.0 million and $151.5 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. For the fiscal years ended October 31, 2022 and 2021, the company was contingently liable to repurchase up to a maximum amount of $80.0 million and $96.8 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements during the fiscal years ended October 31, 2022, 2021, and 2020.
End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies. From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the end-customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2022 and 2021 was $8.6 million and $11.4 million, respectively.
Purchase Commitments
As of October 31, 2022, the company had $43.9 million of noncancelable purchase commitments with certain of the company's suppliers for commodities as part of the normal course of business. Additionally, associated with the Tornado asset acquisition described in Note 2, Business Combinations and Asset Acquisitions, the company has entered into a minimum purchase arrangement for a total of approximately $35 million of inventory through fiscal 2025. As of October 31, 2022, the company did not have material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities and other property, plant and equipment.

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

12	Leases
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

The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (in thousands):

Fiscal Year Ended October 31	2022	2021	2020
Operating lease expense	$22,648	$20,361	$19,637
Short-term lease expense	4,457	2,953	2,949
Variable lease expense	39	97	134
Total lease expense	$27,144	$23,411	$22,720
The following table presents supplemental cash flow information related to the company's operating leases (in thousands):

Fiscal Year Ended October 31	2022	2021	2020
Operating cash flows for amounts included in the measurement of lease liabilities	$19,192	$18,877	$17,762
Right-of-use assets obtained in exchange for lease obligations	$26,964	$5,390	$22,667
The following table presents other lease information related to the company's operating leases as of October 31, 2022 and October 31, 2021:

	October 31, 2022	October 31, 2021
Weighted-average remaining lease term of operating leases in years	6.0	6.6
Weighted-average discount rate of operating leases	3.53%	2.71%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2022 (in thousands):

October 31, 2022
2023	$18,999
2024	17,685
2025	15,520
2026	10,110
2027	7,211
Thereafter	17,665
Total future minimum operating lease payments	87,190
Less: imputed interest	7,839
Present value of operating lease liabilities	$79,351

13	Derivative Instruments and Hedging Activities
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
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings. As of October 31, 2022, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $287.8 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2022	2021
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$27,733	$189
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	5,523	133
Total derivative assets	$33,256	$322
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$1,260
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	872
Total derivative liabilities	$—	$2,132
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (in thousands):

Fair Value as of October 31	2022	2021
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$33,256	$423
Derivative liabilities offsetting derivative assets	—	101
Net amount of derivative assets	$33,256	$322
Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$—	$4,853
Derivative assets offsetting derivative liabilities	—	2,721
Net amount of derivative liabilities	$—	$2,132
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (in thousands):

	Gain (Loss) Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2022	2021	2022	2021
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$4,562	$(10,883)	$21,199	$2,820
Cost of sales	565	139	3,180	(734)
Total derivatives designated as cash flow hedging instruments	$5,127	$(10,744)	$24,379	$2,086
During fiscal 2022 and 2021, the company recognized immaterial losses and gains, respectively, within other income, net on the Consolidated Statement of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of October 31, 2022, the company expects to reclassify approximately $19.6 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (in thousands):

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2022	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,514,662	$(3,010,066)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	4,562	565
(Loss) gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(1,132)	$1,702

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2021	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,959,584	$(2,621,092)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(10,883)	139
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,427	$614
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (in thousands):

Fiscal Years Ended October 31	2022	2021
Gain (Loss) on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other income, net	$4,242	$(4,566)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$4,242	$(4,566)

14	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2022 and 2021, according to the valuation technique utilized to determine their fair values (in thousands):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$33,256	$—	$33,256	$—
Total assets	$33,256	$—	$33,256	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2021	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$322	$—	$322	$—
Total assets	$322	$—	$322	$—

Liabilities:
Forward currency contracts	$2,132	$—	$2,132	$—
Total liabilities	$2,132	$—	$2,132	$—
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
As of October 31, 2022 and 2021, the company's long-term debt included $524.1 million and $424.0 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $489.8 million compared to its gross carrying amount of $524.1 million. As of October 31, 2021, the estimated gross fair value of long-term debt with fixed interest rates was $517.9 million compared to its gross carrying amount of $424.0 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

15	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $35.3 million, $28.5 million, and $17.4 million for the fiscal years ended October 31, 2022, 2021, and 2020, respectively. The lower expense for the fiscal year ended October 31, 2020, as compared to the fiscal years ended October 31, 2022 and October 31, 2021, was primarily the result of the company's suspension of discretionary retirement fund contributions for fiscal 2020 as a proactive cost reduction measure to mitigate the anticipated adverse impacts of COVID-19. Discretionary retirement fund contributions were resumed for the fiscal years ended October 31, 2022 and October 31, 2021.
Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom ("defined benefit retirement plan"). The company was also previously a sponsor to another defined benefit pension plan for certain employees in the U.S. (collectively with the defined benefit retirement plan, the "defined benefit retirement plans"). This defined benefit pension plan for certain employees in the U.S. was terminated as of October 31, 2020 and all accumulated benefit obligations of the company related to such plan have been satisfied. The projected and accumulated benefit obligation of the defined benefit retirement plan was $18.9 million and $35.1 million as of October 31, 2022 and 2021, respectively. The fair value of the defined benefit retirement plan assets as of October 31, 2022 and 2021 was $18.4 million and $33.0 million, respectively. The net funded status of the defined benefit retirement plan as of October 31, 2022 and 2021 was underfunded at $0.6 million and $2.1 million, respectively.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized income of $0.2 million, $0.1 million, and $0.2 million for the fiscal years ended October 31, 2022, 2021, and 2020, respectively.
The company has omitted the remaining disclosures for the defined benefit retirement plans as the company deems these defined benefit retirement plans to be immaterial to its Consolidated Financial Statements.

16	Subsequent Events
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
Changes in Internal Control over Financial Reporting
On January 13, 2022, during the first quarter of fiscal 2022, the company completed the Intimidator acquisition. Prior to this acquisition, Intimidator was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies are subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of the company's ongoing integration activities, the company is in the process of incorporating internal controls over significant processes specific to Intimidator that the company believes are appropriate and necessary to consolidate and report the company's financial results. The company expects to complete its integration activities related to internal control over financial reporting for Intimidator during fiscal 2023 and as a result, has not included Intimidator within its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2022. Refer to the company's management report on internal control over financial reporting included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting" for additional information.
With the exception of internal control-related integration activities in connection with the company's acquisition of Intimidator, there was no change in the company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," "Corporate Governance — Board Committees," and “Stock Ownership — Delinquent Section 16(a) Reports” in the company's proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2022, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2022 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics, as applicable, by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Director Compensation", "Compensation Discussion and Analysis" and "Executive Compensation" in the company's proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence," "Corporate Governance — Board Committees" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The following Consolidated Financial Statements of The Toro Company and its consolidated subsidiaries are included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K:
*KPMG LLP, Minneapolis, MN, PCAOB Firm ID No. 185.
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
2.1 (1)
Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2009, Commission File No. 1-8649).**

2.2 (2)
First Amendment to Agreement to Form Joint Venture dated June 6, 2012 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.3 (3)
Second Amendment to Agreement to Form Joint Venture dated November 29, 2016 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 2, 2016, Commission File No. 1-8649).**

2.4 (4)
Third Amendment to Agreement to Form Joint Venture effective as of December 20, 2019 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.5 (4)
Fourth Amendment to Agreement to Form Joint Venture dated as of March 26, 2021 and effective as of March 2, 2020 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2. to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021, Commission File No. 1-8649).

2.6 (4)	Fifth Amendment to Agreement to Form Joint Venture dated and effective as of June 10, 2022 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).
2.7 (1)
Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2009, Commission File No. 1-8649).**

2.8
Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated May 31, 2011 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).**

2.9 (2)
Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated June 6, 2012 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).**

2.10 (3)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 2, 2016, Commission File No. 1-8649).**

2.11
Fourth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated as of July 17, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, Commission File No. 1-8649).

2.12
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

4.5	Description of Common Stock of The Toro Company (filed herewith).
4.6	Indenture dated as of January 31, 1997 between Registrant and First National Trust Association, as Trustee, relating to The Toro Company's 7.80% Debentures due June 15, 2027 (incorporated by reference to Exhibit 4(a) to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1997, Commission File No. 1-8649). (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T)
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

10.1
The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.2
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.3
Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
Form of Nonqualified Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.9
Form of Nonemployee Director Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.10
Form of Restricted Stock Unit Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.11
Form of Performance Share Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.12
Form of Annual Performance Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.13
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.14
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.15
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.16
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.17
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.18
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.19
Form of Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.20
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2011, Commission File No. 1-8649).*

10.21
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2011, Commission File No. 1-8649).*

10.22
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 19, 2015, Commission File No. 1-8649).*

10.23
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 19, 2016, Commission File No. 1-8649).*

10.24
Amended and Restated Credit Agreement dated as of October 5, 2021, by and among The Toro Company and Toro Luxembourg S.à r.l., as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A. and HSBC Bank USA, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2021, Commission File No. 1-8649).

10.25
Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2022, by and among The Toro Company, Toro Luxembourg S.A.R.L., each of the Lenders Party Thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, Commission File No. 1-8649).

10.26
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

10.27
Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and the Purchasers listed on the Purchaser Schedule Thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2019, Commission File No. 1-8649).

10.28
Second Amendment, dated as of June 30, 2022, to Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and each of the Institutions a Signatory Thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

10.29
Note Purchase Agreement, dated as of June 30, 2022, by and among The Toro Company and the Purchasers Listed on the Purchaser Schedule Thereto and Form of 3.97% Senior Note due June 30, 2032 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

10.30 (1)
Credit and Security Agreement dated as of August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 13, 2009, Commission File No. 1-8649).

10.31 (2)
First Amendment to Credit and Security Agreement dated as of June 6, 2012 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2012, Commission File No. 1-8649).

10.32
Second Amendment to Credit and Security Agreement dated as of November 29, 2016 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 2, 2016, Commission File No. 1-8649).

10.33
Third Amendment to Credit and Security Agreement effective as of December 20, 2019 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

10.34
Fourth Amendment to Credit and Security Agreement effective as of November 1, 2021 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, Commission File No. 1-8649).

10.35
Fifth Amendment to Credit and Security Agreement effective as of October 25, 2022 by and between Red Iron Acceptance, LLC and Huntington Distribution Finance, Inc. (previously known as TCF Inventory Finance, Inc.) (filed herewith).

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
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, filed with the SEC on December 22, 2022, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2022, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2022, (iii) Consolidated Balance Sheets as of October 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2022, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2022, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

By:	/s/ Renee J. Peterson	Dated:	December 22, 2022
Renee J. Peterson Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 22, 2022
Richard M. Olson

/s/ Renee J. Peterson	Vice President, Chief Financial Officer (principal financial and accounting officer)	December 22, 2022
Renee J. Peterson

/s/ Janet K. Cooper	Director	December 22, 2022
Janet K. Cooper

/s/ Gary L. Ellis	Director	December 22, 2022
Gary L. Ellis

/s/ Jeffrey M. Ettinger	Director	December 22, 2022
Jeffrey M. Ettinger

/s/ Eric P. Hansotia	Director	December 22, 2022
Eric P. Hansotia

/s/ Katherine J. Harless	Director	December 22, 2022
Katherine J. Harless

/s/ Jeffrey L. Harmening	Director	December 22, 2022
Jeffrey L. Harmening

/s/ D. Christian Koch	Director	December 22, 2022
D. Christian Koch

/s/ Joyce A. Mullen	Director	December 22, 2022
Joyce A. Mullen

/s/ James C. O'Rourke	Director	December 22, 2022
James C. O'Rourke

/s/ Jill M. Pemberton	Director	December 22, 2022
Jill M. Pemberton

/s/ Michael G. Vale	Director	December 22, 2022
Michael G. Vale