Form 10-Q
period 2023-02-03
TORO CO
filed 2023-03-09
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 3, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of March 2, 2023 was 104,284,643.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements and financial condition; the anticipated impacts of current global supply chain disruptions, the inflationary environment, the war between Ukraine and Russia and the related sanctions and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and business initiatives; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, including as a result of the war between Ukraine and Russia and the related sanctions and geopolitical tensions or pandemics and/or epidemics, such as but not limited to: business closures, slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; increased or prolonged high or low unemployment rates and tight labor markets; higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, or improvement; golf course closures; reduced governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction, or sales; home foreclosures; the impact of U.S. federal debt, state debt, and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations;
•Continuing disruption, and/or shortages in the availability of and the cost of commodities, components, parts, or accessories used in our products;
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

•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, the war between Ukraine and Russia and the related sanctions and geopolitical tensions, and other potential conflicts;
•Our failure to comply with all applicable legal and regulatory requirements and the effect of product quality issues, product liability claims, and other litigation to which we are or may be subject;
•Risks associated with our acquisitions and alliances, joint ventures, investments, or partnerships and our failure to successfully complete divestitures or other restructuring activities;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	February 3, 2023	January 28, 2022
Net sales	$1,148,840	$932,650
Cost of sales	752,916	632,174
Gross profit	395,924	300,476
Selling, general and administrative expense	259,497	208,850
Operating earnings	136,427	91,626
Interest expense	(14,124)	(7,013)
Other income, net	9,011	2,534
Earnings before income taxes	131,314	87,147
Provision for income taxes	24,454	17,637
Net earnings	$106,860	$69,510

Basic net earnings per share of common stock	$1.02	$0.66

Diluted net earnings per share of common stock	$1.01	$0.66

Weighted-average number of shares of common stock outstanding — Basic	104,501	105,037

Weighted-average number of shares of common stock outstanding — Diluted	105,577	106,048

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 3, 2023	January 28, 2022
Net earnings	$106,860	$69,510
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,182	(5,990)
Derivative instruments, net of tax of $(5,903) and $2,032, respectively	(16,662)	6,372
Other comprehensive income, net of tax	4,520	382
Comprehensive income	$111,380	$69,892

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	February 3, 2023	January 28, 2022	October 31, 2022
ASSETS
Cash and cash equivalents	$174,037	$192,959	$188,250
Receivables, net	377,262	366,270	332,713
Inventories, net	1,131,438	832,072	1,051,109
Prepaid expenses and other current assets	74,957	45,962	103,279
Total current assets	1,757,694	1,437,263	1,675,351

Property, plant, and equipment, net	584,147	507,549	571,661
Goodwill	584,550	576,940	583,297
Other intangible assets, net	577,064	600,797	585,832
Right-of-use assets	74,573	78,306	76,121
Investment in finance affiliate	45,726	24,119	39,349
Deferred income taxes	11,747	3,938	5,310
Other assets	19,445	24,133	19,077
Total assets	$3,654,946	$3,253,045	$3,555,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$100,000	$—
Accounts payable	475,218	474,483	578,624
Accrued liabilities	496,793	395,739	469,242
Short-term lease liabilities	15,962	15,842	15,747
Total current liabilities	987,973	986,064	1,063,613

Long-term debt, less current portion	1,091,015	991,354	990,768
Long-term lease liabilities	60,680	65,760	63,604
Deferred income taxes	31,444	50,382	44,272
Other long-term liabilities	39,663	39,936	42,040

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,283,002 shares as of February 3, 2023, 104,528,510 shares as of January 28, 2022, and 103,969,805 shares as of October 31, 2022	104,283	104,529	103,970
Retained earnings	1,368,493	1,040,634	1,280,856
Accumulated other comprehensive loss	(28,605)	(25,614)	(33,125)
Total stockholders’ equity	1,444,171	1,119,549	1,351,701
Total liabilities and stockholders’ equity	$3,654,946	$3,253,045	$3,555,998

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	February 3, 2023	January 28, 2022
Cash flows from operating activities:
Net earnings	$106,860	$69,510
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash income from finance affiliate	(3,809)	(1,398)
Contributions to finance affiliate, net	(2,568)	(2,050)
Depreciation of property, plant, and equipment	19,152	18,487
Amortization of other intangible assets	9,129	6,456
Stock-based compensation expense	5,224	5,225
Other	(5)	146
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(42,495)	(50,599)
Inventories, net	(76,769)	(59,171)
Prepaid expenses and other assets	(1,588)	(4,187)
Accounts payable, accrued liabilities, and other liabilities	(81,980)	(72,462)
Net cash used in operating activities	(68,849)	(90,043)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(29,329)	(11,903)
Proceeds from insurance claim	7,114	—
Business combinations, net of cash acquired	—	(401,494)
Proceeds from asset disposals	265	26
Net cash used in investing activities	(21,950)	(413,371)

Cash flows from financing activities:
Borrowings under debt arrangements	170,000	400,000
Repayments under debt arrangements	(70,000)	—
Proceeds from exercise of stock options	14,029	1,150
Payments of withholding taxes for stock awards	(2,647)	(1,381)
Purchases of TTC common stock	—	(75,000)
Dividends paid on TTC common stock	(35,516)	(31,469)
Other	(1,475)	—
Net cash provided by financing activities	74,391	293,300

Effect of exchange rates on cash and cash equivalents	2,195	(2,539)

Net decrease in cash and cash equivalents	(14,213)	(212,653)
Cash and cash equivalents as of the beginning of the fiscal period	188,250	405,612
Cash and cash equivalents as of the end of the fiscal period	$174,037	$192,959

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2022	$103,970	$1,280,856	$(33,125)	$1,351,701
Cash dividends paid on common stock - $0.34 per share	—	(35,516)	—	(35,516)
Issuance of 351,032 shares of common stock under stock-based compensation plans	351	13,692	—	14,043
Stock-based compensation expense	—	5,224	—	5,224
Contribution of 14,270 shares of common stock to a deferred compensation trust	(14)	—	—	(14)
Purchase of 23,565 shares of common stock	(24)	(2,623)	—	(2,647)
Other comprehensive income	—		4,520	4,520
Net earnings	—	106,860		106,860
Balance as of February 3, 2023	$104,283	$1,368,493	$(28,605)	$1,444,171

Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.30 per share	—	(31,469)	—	(31,469)
Issuance of 109,658 shares of common stock under stock-based compensation plans	109	1,074	—	1,183
Stock-based compensation expense	—	5,225	—	5,225
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 752,519 shares of common stock	(753)	(75,628)	—	(76,381)
Other comprehensive income	—	—	382	382
Net earnings	—	69,510	—	69,510
Balance as of January 28, 2022	$104,529	$1,040,634	$(25,614)	$1,119,549

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 3, 2023

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the three months ended February 3, 2023 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2023.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
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
New Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency of government assistance including annual disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amended guidance will become effective for the company for the fiscal 2023 annual period. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above will not have a material impact on its Condensed Consolidated Financial Statements or do not apply to its operations.

2	Business Combination
Intimidator Group
On January 13, 2022 ("the closing date"), during the first quarter of fiscal 2022, the company acquired the privately-held Intimidator Group ("Intimidator") for net aggregate purchase consideration of $399.8 million ("the purchase price"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened the company's Professional reportable segment and expanded its manufacturing footprint and dealer network.
Purchase Accounting
The company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the closing date. During the first quarter of fiscal 2023, the company completed its valuation of income taxes to finalize the purchase price allocation.
The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed. These fair values are based on internal company and independent external third-party valuations:

(Dollars in thousands)	January 13, 2022
Cash and cash equivalents	$975
Receivables	6,954
Inventories	34,608
Prepaid expenses and other current assets	513
Property, plant, and equipment	27,447
Right-of-use assets	344
Goodwill	163,731
Other intangible assets:
Indefinite-lived trade name	99,100
Finite-lived trade names	3,260
Finite-lived customer-related	80,500
Finite-lived backlog	1,340
Accounts payable	(8,535)
Accrued liabilities	(9,152)
Short-term lease liabilities	(100)
Long-term lease liabilities	(244)
Total fair value of net assets acquired	400,741
Less: cash and cash equivalents acquired	(975)
Total purchase price	$399,766
The goodwill recognized is primarily attributable to the expected future cash flows, the value of the workforce, and expected synergies, including customer and dealer growth opportunities, expanding existing product lines, and cost reduction initiatives. Key areas of expected cost synergies include increased purchasing power for commodities, components, parts and accessories, and supply chain consolidation. The goodwill resulting from the acquisition of Intimidator was recognized within the company's Professional segment. The acquisition was considered an asset purchase for income tax purposes and as a result, the goodwill arising from the transaction is deductible. There were no purchase accounting adjustments recorded in fiscal 2023 that impacted the carrying value of goodwill acquired.
Other Intangible Assets Acquired
The allocation of the purchase price to the net assets acquired resulted in the recognition of $184.2 million of value for other intangible assets as of the closing date. The fair values of the acquired trade names, customer-related, and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the closing date, the acquired finite-lived intangible assets had a weighted average useful life of 9.5 years. The fair values of the trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective trade name and were based on expected future revenues from the respective trade name. The weighted-average useful life of the finite-lived trade name intangible assets was determined to be 9.8 years as of the closing date. The fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the closing date, the weighted-average useful life of the customer-related and backlog intangible assets were determined to be 9.6 years and 9 months, respectively.

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
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in thousands):

Three Months Ended February 3, 2023	Professional	Residential	Other	Total
Net sales	$880,660	$264,615	$3,565	$1,148,840
Intersegment gross sales (eliminations)	10,855	39	(10,894)	—
Earnings (loss) before income taxes	144,076	37,832	(50,594)	131,314
Total assets	$2,782,797	$541,214	$330,935	$3,654,946

Three Months Ended January 28, 2022	Professional	Residential	Other	Total
Net sales	$672,885	$255,402	$4,363	$932,650
Intersegment gross sales (eliminations)	5,417	15	(5,432)	—
Earnings (loss) before income taxes	93,272	31,760	(37,885)	87,147
Total assets	$2,486,201	$444,549	$322,295	$3,253,045
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Corporate expenses	$(43,662)	$(32,828)
Interest expense	(14,124)	(7,013)
Earnings from the company's wholly-owned domestic distribution company and other income, net	7,192	1,956
Total operating loss	$(50,594)	$(37,885)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in thousands):

Three Months Ended February 3, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$778,251	$253,432	$2,444	$1,034,127
Irrigation	102,409	11,183	1,121	114,713
Total net sales	$880,660	$264,615	$3,565	$1,148,840

Revenue by geographic market:
United States	$696,494	$203,444	$3,565	$903,503
International countries	184,166	61,171	—	245,337
Total net sales	$880,660	$264,615	$3,565	$1,148,840

Three Months Ended January 28, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$570,871	$244,589	$3,147	$818,607
Irrigation	102,014	10,813	1,216	114,043
Total net sales	$672,885	$255,402	$4,363	$932,650

Revenue by geographic market:
United States	$530,734	$202,567	$4,363	$737,664
International countries	142,151	52,835	—	194,986
Total net sales	$672,885	$255,402	$4,363	$932,650
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of February 3, 2023 and October 31, 2022, $27.0 million and $28.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended February 3, 2023, the company recognized $6.2 million of the October 31, 2022 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $8.5 million of the October 31, 2022 deferred revenue amount within net sales throughout the remainder of fiscal 2023, $8.1 million in fiscal 2024, and $5.2 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2023 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2022	$573,031	$10,266	$—	$583,297
Translation adjustments	1,095	158	—	1,253
Balance as of February 3, 2023	$574,126	$10,424	$—	$584,550

Other Intangible Assets, Net
The components of other intangible assets, net as of February 3, 2023, January 28, 2022, and October 31, 2022 were as follows (dollars in thousands):

February 3, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,253	$(15,539)	$2,714
Non-compete agreements	5.5	6,889	(6,872)	17
Customer-related	16.0	321,334	(89,935)	231,399
Developed technology	7.1	102,125	(55,823)	46,302
Trade names	13.7	10,744	(3,624)	7,120
Backlog and other	0.6	5,730	(5,730)	—
Total finite-lived	13.4	465,075	(177,523)	287,552
Indefinite-lived - trade names		289,512	—	289,512
Total other intangible assets, net		$754,587	$(177,523)	$577,064

January 28, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,291	$(14,858)	$3,433
Non-compete agreements	5.5	6,921	(6,885)	36
Customer-related	16.0	322,296	(66,325)	255,971
Developed technology	7.0	87,427	(45,748)	41,679
Trade names	13.7	10,762	(3,038)	7,724
Backlog and other	0.7	6,640	(4,390)	2,250
Total finite-lived	13.5	452,337	(141,244)	311,093
Indefinite-lived - trade names		289,704	—	289,704
Total other intangible assets, net		$742,041	$(141,244)	$600,797

October 31, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,210	$(15,317)	$2,893
Non-compete agreements	5.5	6,851	(6,829)	22
Customer-related	16.0	320,959	(83,805)	237,154
Developed technology	7.1	101,915	(53,001)	48,914
Trade names	13.8	10,667	(3,395)	7,272
Backlog and other	0.6	5,730	(5,505)	225
Total finite-lived	13.4	464,332	(167,852)	296,480
Indefinite-lived - trade names		289,352	—	289,352
Total other intangible assets, net		$753,684	$(167,852)	$585,832

Amortization expense for finite-lived intangible assets for the three months ended February 3, 2023 and January 28, 2022 was $9.1 million and $6.5 million, respectively. As of February 3, 2023, estimated amortization expense for the remainder of fiscal 2023 and succeeding fiscal years is as follows:

(Dollars in thousands)	February 3, 2023
2023 (remaining)	$25,792
2024	33,022
2025	30,170
2026	28,989
2027	24,055
2028	21,533
Thereafter	123,991
Total estimated amortization expense	287,552

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$100,000	$400,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	—	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,117	124,055	124,102
Less: unamortized debt issuance costs	3,102	2,701	3,334
Total long-term debt	1,091,015	1,091,354	990,768
Less: current portion of long-term debt	—	100,000	—
Long-term debt, less current portion	$1,091,015	$991,354	$990,768
As of February 3, 2023, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2023 and succeeding fiscal years are as follows:

(Dollars in thousands)	February 3, 2023
2023 (remaining)	$—
2024	$—
2025	$37,000
2026	$363,000
2027	$270,000
2028	$—
Thereafter	$425,000
Total principal payments required	$1,095,000
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of February 3, 2023.

7	Inventories, Net
The company uses a combination of inventory valuation methods. Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for certain of the company's inventories. All remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed.
Inventories, net were as follows:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
Raw materials and work in process	$498,283	$383,285	$482,884
Finished goods and service parts	803,027	584,274	738,097
Total FIFO and average cost value	1,301,310	967,559	1,220,981
Less: adjustment to LIFO value	169,872	135,487	169,872
Total inventories, net	$1,131,438	$832,072	$1,051,109

8	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
Land and land improvements	$61,416	$57,924	$59,550
Buildings and leasehold improvements	327,731	326,137	324,343
Machinery and equipment	559,793	529,289	557,588
Tooling	226,961	221,646	225,865
Computer hardware and software	105,497	97,629	104,713
Construction in process	169,103	95,448	144,418
Property, plant, and equipment, gross	1,450,501	1,328,073	1,416,477
Less: accumulated depreciation	866,354	820,524	844,816
Property, plant, and equipment, net	$584,147	$507,549	$571,661

9	Product Warranty Guarantees
The company’s products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally provided for specified periods of time and on select products’ hours of usage and generally covers parts, labor, and other expenses for non-maintenance repairs. In addition to the standard warranties offered by the company on its products, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. For additional information on the contract liabilities associated with the company's separately priced extended warranties, refer to Note 4, Revenue.
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
The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Beginning balance	$134,541	$116,783
Changes in accrual related to warranties during the period (1)	23,293	15,538
Acquisitions	—	1,940
Payments made during the period (1)	(18,750)	(14,255)
Changes in accrual related to pre-existing warranties	5,973	(146)
Ending balance	$145,057	$119,860
(1) Presentation of prior period changes in accrued warranties has been conformed to the current year presentation. There was no impact to the balance of accrued warranties in any period.

10	Investment in Joint Venture
The company is party to a joint venture with Huntington Distribution Finance, Inc. ("HDF"), a subsidiary of The Huntington National Bank, established as Red Iron Acceptance, LLC ("Red Iron"), the primary purpose of which is to provide customer inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. The company has also entered into a limited inventory repurchase agreement with Red Iron. For additional information regarding the customer financing aspect of the arrangement, as well as the limited inventory purchase agreement, refer to Note 14, Commitments and Contingencies.
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $800.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of February 3, 2023, January 28, 2022 and October 31, 2022 was $45.7 million, $24.1 million, and $39.3 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Stock option awards	$1,711	$1,828
Performance share awards	818	1,621
Restricted stock unit awards	1,609	1,147
Unrestricted common stock awards	1,086	629
Total compensation cost for stock-based compensation awards	$5,224	$5,225
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

Stock options granted to executive officers and other employees are subject to accelerated expensing if the option holder meets the retirement definition set forth in the company's stock-based compensation plans. In that case, the fair value of the options is expensed in the fiscal year of grant because generally, if the option holder is employed as of the end of the fiscal year in which the options are granted, such options will not be forfeited but continue to vest according to their schedule following retirement. Similarly, if a non-employee Board member has served on the company's Board for ten full fiscal years or more, the awards will not be forfeited but continue to vest according to their schedule following retirement. Therefore, the fair value of the options granted is fully expensed on the date of the grant.
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first three months of the following fiscal periods:

	Fiscal 2023	Fiscal 2022
Expected life of option in years	6.32	6.19
Expected stock price volatility	25.19%	23.76%
Risk-free interest rate	3.79%	1.30%
Expected dividend yield	0.95%	0.93%
Per share weighted-average fair value at date of grant	$33.23	$22.58
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2023 and 2022 was $112.14 and $98.41, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2023 and 2022 was $109.78 and $99.94, respectively.
Unrestricted Common Stock Awards
During the first three months of fiscal 2023 and 2022, 10,329 and 6,453 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
Foreign currency translation adjustments	$30,139	$25,525	$51,321
Pension benefits	3,621	3,899	3,621
Cash flow derivative instruments	(5,155)	(3,810)	(21,817)
Total accumulated other comprehensive loss	$28,605	$25,614	$33,125
The components and activity of AOCL, net of tax, for the three month periods ended February 3, 2023 and January 28, 2022 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51,321	$3,621	$(21,817)	$33,125
Other comprehensive (income) loss before reclassifications	(21,182)	—	21,586	404
Amounts reclassified from AOCL	—	—	(4,924)	(4,924)
Net current period other comprehensive (income) loss	(21,182)	—	16,662	(4,520)
Balance as of February 3, 2023	$30,139	$3,621	$(5,155)	$28,605

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive (income) loss before reclassifications	5,990	—	(6,641)	(651)
Amounts reclassified from AOCL	—	—	269	269
Net current period other comprehensive (income) loss	5,990	—	(6,372)	(382)
Balance as of January 28, 2022	$25,525	$3,899	$(3,810)	$25,614
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended
(Shares in thousands)	February 3, 2023	January 28, 2022
Basic
Weighted-average number of shares of common stock	104,484	105,015
Assumed issuance of contingent shares	17	22
Weighted-average number of shares of common stock outstanding - Basic	104,501	105,037

Diluted
Weighted-average number of shares of common stock outstanding - Basic	104,501	105,037
Effect of dilutive shares	1,076	1,011
Weighted-average number of shares of common stock outstanding - Diluted	105,577	106,048
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 268,737 and 466,338 shares of common stock during the first quarter of fiscal 2023 and 2022, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

14	Commitments and Contingencies
Customer Financing Arrangements
Inventory Financing
The company is party to inventory financing arrangements with Red Iron, Huntington Commercial Finance Canada, Inc. ("HCFC"), and other third-party financial institutions (collectively, the "financial institutions") which provide inventory financing to certain dealers and distributors of certain of the company's products in the U.S. and internationally. These financing arrangements are structured as an advance in the form of a payment by the financial institutions to the company on behalf of a distributor or dealer with respect to invoices financed by the financial institution. These payments extinguish the obligation of the dealer or distributor to make payment to the company under the terms of the applicable invoice.
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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the three months ended February 3, 2023 and January 28, 2022 were $674.4 million and $528.1 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of February 3, 2023, January 28, 2022, and October 31, 2022 were $942.0 million, $494.6 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to the company as of February 3, 2023, January 28, 2022, and October 31, 2022 were $17.3 million, $28.1 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three months ended February 3, 2023 and January 28, 2022 were $111.3 million and $106.5 million, respectively. As of February 3, 2023, January 28, 2022, and October 31, 2022, $166.1 million, $220.0 million and $220.0 million of receivables financed by HCFC and the other third-party financial institutions were outstanding, respectively.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of February 3, 2023, January 28, 2022 and October 31, 2022, the company was contingently liable to repurchase up to a maximum amount of $79.4 million, $172.3 million and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended February 3, 2023 and January 28, 2022.
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

The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Operating lease expense	$6,074	$6,165
Short-term lease expense	868	1,415
Variable lease expense	25	—
Total lease expense	$6,967	$7,580
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Operating cash flows for amounts included in the measurement of lease liabilities	$6,170	$4,567
Right-of-use assets obtained in exchange for lease obligations	$1,892	$14,881
The following table presents other lease information related to the company's operating leases:

	February 3, 2023	January 28, 2022	October 31, 2022
Weighted-average remaining lease term of operating leases in years	5.8	6.6	6.0
Weighted-average discount rate of operating leases	3.61%	2.56%	3.53%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of February 3, 2023:

(Dollars in thousands)	February 3, 2023
2023 (remaining)	$13,508
2024	18,455
2025	16,263
2026	10,801
2027	7,524
Thereafter	17,678
Total future minimum operating lease payments	84,229
Less: imputed interest	7,587
Present value of operating lease liabilities	$76,642

16	Derivative Instruments and Hedging Activities
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
As of February 3, 2023, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $288.6 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$7,757	$5,451	$27,733
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	2,852	1,491	5,523
Total derivative assets	$10,609	$6,942	$33,256

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$1,345	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	127	118	—
Total derivative liabilities	$1,472	$118	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$11,119	$8,118	$33,256
Derivative liabilities offsetting derivative assets	510	1,176	—
Net amount of derivative assets	$10,609	$6,942	$33,256

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$1,472	$159	$—
Derivative assets offsetting derivative liabilities	—	41	—
Net amount of derivative liabilities	$1,472	$118	$—

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended February 3, 2023 and January 28, 2022:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in thousands)	February 3, 2023	January 28, 2022	February 3, 2023	January 28, 2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$4,061	$(118)	$(17,263)	$5,670
Cost of sales	863	(151)	601	702
Total derivatives designated as cash flow hedging instruments	$4,924	$(269)	$(16,662)	$6,372
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2023 and fiscal 2022, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of February 3, 2023, the company expects to reclassify approximately $4.8 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	February 3, 2023		January 28, 2022
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,148,840	$(752,916)	$932,650	$(632,174)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	4,061	863	(118)	(151)
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,240	$567	$(926)	$97
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
(Loss) gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$(3,398)	$1,242
Total (loss) gain on derivatives not designated as cash flow hedging instruments	$(3,398)	$1,242

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of February 3, 2023, January 28, 2022, and October 31, 2022, according to the valuation technique utilized to determine their fair values (dollars in thousands):

		Fair Value Measurements Using Inputs Considered as:
February 3, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10,609	$—	$10,609	$—
Total assets	$10,609	$—	$10,609	$—

Liabilities:
Forward currency contracts	$1,472	$—	$1,472	$—
Total liabilities	$1,472	$—	$1,472	$—

		Fair Value Measurements Using Inputs Considered as:
January 28, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$6,942	$—	$6,942	$—
Total assets	$6,942	$—	$6,942	$—

Liabilities:
Forward currency contracts	$118	$—	$118	$—
Total liabilities	$118	$—	$118	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$33,256	$—	$33,256	$—
Total assets	$33,256	$—	$33,256	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations when applicable. Alternatively, under a cost accumulation model, the company measures the fair values of net assets acquired as part of an asset acquisition before allocating the cost of the asset acquisition to the net assets acquired on the basis of their relative fair values. For additional information on the company's business combination and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combination.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of February 3, 2023, January 28, 2022, and October 31, 2022, the company's long-term debt included $524.1 million, $424.1 million, and $524.1 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of February 3, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $520.5 million compared to its gross carrying amount of $524.1 million. As of January 28, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $499.1 million compared to its gross carrying amount of $424.1 million. As of October 31, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $489.8 million compared to its gross carrying amount of $524.1 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

18	Subsequent Events
The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
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
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial and liquidity measures that are not calculated or presented in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") ("non-GAAP financial measures," "adjusted" before specified financial measures, and "non-GAAP liquidity measures"), as information supplemental and in addition to the most directly comparable financial measures presented in this Quarterly Report on Form 10-Q that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is integrated into our enterprise strategic priorities of accelerating profitable growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities, are embedded as part of our "Sustainability Endures" initiative.
We sell our products worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, and home centers, as well as online and direct to end-users. We strive to provide innovative, well-built, and dependable products supported by an extensive service network. A significant portion of our net sales has historically been, and we expect will continue to be, attributable to new and enhanced products. We define new products as those introduced in the current and previous two fiscal years. We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance, as described in greater detail within the section titled "Business Segments" in this MD&A.
Acquisition of Intimidator Group
On January 13, 2022 ("the closing date"), during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate purchase consideration was $399.8 million. Subsequent to the closing date, Intimidator's results of operations have been included within our Professional reportable segment in our Condensed Consolidated Financial Statements and had an incremental impact to our

Professional reportable segment net sales for the first twelve months post acquisition, or through the first quarter of fiscal 2023. For the three months ended February 3, 2023, Intimidator's results of operations had an incremental impact on our Professional segment net sales of $49.6 million. Intimidator's operations had an immaterial impact on Professional segment earnings for the three months ended February 3, 2023. For additional information regarding the acquisition, refer to Note 2, Business Combination, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
Consolidated net sales for the first quarter of fiscal 2023 were $1,148.8 million, up 23.2 percent compared to $932.7 million in the first quarter of fiscal 2022. Professional segment net sales for the first quarter of fiscal 2023 were $880.7 million, an increase of 30.9 percent compared to $672.9 million in the first quarter of the prior fiscal year. Residential segment net sales for the first quarter of fiscal 2023 were $264.6 million, an increase of 3.6 percent compared to $255.4 million in the first quarter of the prior fiscal year.
Net earnings for the first quarter of fiscal 2023 were $106.9 million, or $1.01 per diluted share, compared to $69.5 million, or $0.66 per diluted share, for the first quarter of fiscal 2022. Adjusted net earnings for the first quarter of fiscal 2023 were $103.6 million, or $0.98 per diluted share, compared to $69.7 million, or $0.66 per diluted share, for the first quarter of fiscal 2022. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the first quarter of fiscal 2023 by 13.3 percent to $0.34 per share compared to $0.30 per share paid in the first quarter of fiscal 2022.
Field inventory levels were higher as of the end of the first quarter of fiscal 2023 compared to the end of the first quarter of fiscal 2022 primarily driven by increased inventory costs resulting from inventory buildup to offset longer lead times and meet expected future demand, in addition to inflation.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was slightly higher as of the end of the first quarter of fiscal 2023 compared to the end of the fourth quarter of fiscal 2022 driven by continued strong demand.
Net Sales
Consolidated net sales for the first quarter of fiscal 2023 were $1,148.8 million, up 23.2 percent compared to $932.7 million in the first quarter of fiscal 2022. This net sales increase was primarily driven by higher volume, net price realization and the acquisition of Intimidator.
Net sales in international markets increased by $50.4 million for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The international net sales increase for the first quarter of fiscal 2023 was mainly driven by higher volume and net price realization. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $6.3 million for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended
	February 3, 2023	January 28, 2022
Net sales	100.0%	100.0%
Cost of sales	(65.5)	(67.8)
Gross profit	34.5	32.2
Selling, general and administrative expense	(22.6)	(22.4)
Operating earnings	11.9	9.8
Interest expense	(1.2)	(0.8)
Other income, net	0.7	0.3
Earnings before income taxes	11.4	9.3
Provision for income taxes	(2.1)	(1.8)
Net earnings	9.3%	7.5%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2023 was $395.9 million, up 31.8 percent compared to $300.5 million in the first quarter of fiscal 2022. Adjusted gross profit for the first quarter of fiscal 2023 was $396.1 million, up 31.8 percent compared to

$300.5 million for the first quarter of fiscal 2022. Gross margin was 34.5 percent for the first quarter of fiscal 2023 compared to 32.2 percent for the first quarter of fiscal 2022, an increase of 230 basis points. The increase in gross margin was primarily due to net price realization and productivity improvements, partially offset by higher material, freight, and manufacturing costs. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $50.6 million, or 24.3 percent, for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. As a percentage of net sales, SG&A expense increased 20 basis points for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase in SG&A expense as a percentage of net sales for the first quarter comparison was primarily due to higher warranty costs in certain of our Professional segment businesses, partially offset by net sales leverage.
Interest Expense
Interest expense increased $7.1 million for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. This increase was driven by higher average outstanding borrowings under our debt arrangements and higher average interest rates.
Other Income, Net
Other income, net for the first quarter of fiscal 2023 increased $6.5 million compared to the first quarter of fiscal 2022. This increase was primarily due to higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2023 was 18.6 percent compared to 20.2 percent in the first quarter of fiscal 2022. The decrease in the effective tax rate for the first quarter was primarily due to higher tax benefits recorded as excess tax deductions for stock compensation in the current-year period compared to the same period of fiscal 2022. The adjusted effective tax rate for the first quarter of fiscal 2023 was 21.4 percent, compared to an adjusted effective tax rate of 20.9 percent in the first quarter of fiscal 2022. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the first quarter of fiscal 2023 were $106.9 million, or $1.01 per diluted share, compared to $69.5 million, or $0.66 per diluted share, for the first quarter of fiscal 2022, an increase of 53.0 percent per diluted share. Adjusted net earnings for the first quarter of fiscal 2023 were $103.6 million, or $0.98 per diluted share, compared to $69.7 million, or $0.66 per diluted share, for the first quarter of fiscal 2022, an increase of 48.5 percent per diluted share. The increase in net earnings per diluted share for the first quarter comparison was primarily due to net price realization, higher Professional segment net sales volume, and productivity improvements, partially offset by higher material, freight, and manufacturing costs. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
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

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022	Dollar Value Change	Percentage Change
Professional	$880,660	$672,885	$207,775	30.9%
Residential	264,615	255,402	9,213	3.6
Other	3,565	4,363	(798)	(18.3)
Total net sales*	$1,148,840	$932,650	$216,190	23.2%

*Includes international net sales of:	$245,337	$194,986	$50,351	25.8%

The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022	Dollar Value Change	Percentage Change
Professional	$144,076	$93,272	$50,804	54.5%
Residential	37,832	31,760	6,072	19.1
Other	(50,594)	(37,885)	(12,709)	(33.5)
Total segment earnings	$131,314	$87,147	$44,167	50.7%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2023 increased 30.9 percent compared to the first quarter of fiscal 2022. The increase was driven primarily by higher shipments of product broadly across the segment, net price realization, and incremental revenue from our acquisition of Intimidator.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2023 increased 54.5 percent compared to the first quarter of fiscal 2022, and Professional segment earnings margin increased to 16.4 percent from 13.9 percent in the first quarter of fiscal 2022. The increase in Professional segment earnings margin was primarily due to net price realization, net sales leverage and productivity improvements, partially offset by higher material, freight, and manufacturing costs, and the addition of Intimidator at a lower initial earnings margin than the segment average.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of fiscal 2023 increased 3.6 percent compared to the first quarter of fiscal 2022. The increase in Residential segment net sales for the first quarter of 2023 was primarily driven by net price realization and higher shipments of zero turn riding mowers, partially offset by lower shipments of snow products.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2023 increased 19.1 percent compared to the first quarter of fiscal 2022, and Residential segment earnings margin increased to 14.3 percent from 12.4 percent in the first quarter of fiscal 2022. The increase in Residential segment earnings margin for the first quarter of fiscal 2023 was largely driven by net price realization and productivity improvements, partially offset by higher material, freight, and manufacturing costs, and higher SG&A expense.
Other Activities
Other Net Sales
Net sales for our Other activities included sales from our wholly-owned domestic distribution company less sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the first quarter of fiscal 2023 decreased by $0.8 million compared to the same period in fiscal 2022. This decrease was due to increased intercompany sales eliminations for sales from our Professional and Residential segments to the wholly-owned domestic distribution company, partially offset by higher sales by the wholly-owned domestic distribution company.
Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2023 increased $12.7 million compared to the first quarter of fiscal 2022 and was primarily due to higher corporate expenses and higher interest expense, partially offset by higher income from our Red Iron joint venture and the favorable impact of foreign currency exchange rate fluctuations.

FINANCIAL POSITION
Working Capital
Given the challenging macroeconomic environment that has created supply chain disruption and, more specifically, resulted in challenging conditions for sourcing adequate amounts of certain commodities, components, parts, and accessories, our working capital strategy continues to place primary emphasis on procuring key commodities, components, parts, and accessories when available in an attempt to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the anticipated continued strong demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the first quarter of fiscal 2023 increased $11.0 million, or 3.0 percent, compared to the end of the first quarter of fiscal 2022, primarily driven by higher International sales, partially offset by lower Residential segment sales volume for certain customers in the last month of the quarter and a lower receivable from our Red Iron joint venture as a result of decreased sales financed under the joint venture near quarter-end. Inventory levels were up $299.4 million, or 36.0 percent, as of the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to higher finished goods, work-in-process, and parts inventory driven by increased costs resulting from inflation and constrained component supply which limited finished product assembly. Accounts payable increased $0.7 million, or 0.2 percent, as of the end of the first quarter of fiscal 2023 compared to the end of the first quarter of fiscal 2022.
Cash Flow
Cash Flows from Operating Activities
Cash used in operating activities for the first three months of fiscal 2023 was $68.8 million compared to cash used in operating activities for the first three months of fiscal 2022 of $90.0 million. This decrease in cash used in operating activities was primarily due to higher net earnings, partially offset by increased cash consumed within inventory.
Cash Flows from Investing Activities
Cash used in investing activities for the first three months of fiscal 2023 was $22.0 million compared to cash used in investing activities for the first three months of fiscal 2022 of $413.4 million. This decrease in cash used in investing activities was driven by cash used to acquire Intimidator in fiscal 2022, partially offset by higher purchases of property, plant, and equipment in the current fiscal year period.
Cash Flows from Financing Activities
Cash provided by financing activities for the first three months of fiscal 2023 was $74.4 million compared to cash provided by financing activities for the first three months of fiscal 2022 of $293.3 million. This decrease in cash provided by financing activities was mainly due to lower net borrowings, partially offset by lower share repurchases, in each case during the current fiscal year period compared to the prior fiscal year period. The net borrowings incurred during the prior fiscal year period were used in part to acquire Intimidator.
Liquidity and Capital Resources
As of February 3, 2023, we had available liquidity of $670.9 million, consisting of cash and cash equivalents of $174.0 million, of which $75.5 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $496.9 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.

Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The following is a summary of our indebtedness:

(Dollars in thousands)	February 3, 2023	January 28, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$100,000	$400,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	—	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,117	124,055	124,102
Less: unamortized debt issuance costs	3,102	2,701	3,334
Total long-term debt	1,091,015	1,091,354	990,768
Less: current portion of long-term debt	—	100,000	—
Long-term debt, less current portion	$1,091,015	$991,354	$990,768
As of February 3, 2023, we had $100.0 million of outstanding borrowings under our revolving credit facility, and $3.1 million outstanding under the sublimit for standby letters of credit, which resulted in $496.9 million of unutilized availability under the revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.34 per share for the first quarter of fiscal 2023 that was paid on January 11, 2023. This was an increase of 13.3 percent over our cash dividend of $0.30 per share for the first quarter of fiscal 2022. We currently expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2023.
Share Repurchases
During the first three months of fiscal 2023, we did not repurchase shares of our common stock. As of February 3, 2023, 7,526,606 shares remained available for repurchase under our Board authorized repurchase program. We expect to repurchase shares of our common stock throughout the remainder of fiscal 2023, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes to our customer financing arrangements during the first three months of fiscal 2023.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the three month periods ended February 3, 2023 and January 28, 2022 were $674.4 million and $528.1 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of February 3, 2023, January 28, 2022 and October 31, 2022 were $942.0 million, $494.6 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to us as of February 3, 2023, January 28, 2022 and October 31, 2022 were $17.3 million, $28.1 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three month periods ended February 3, 2023 and January 28, 2022 were $111.3 million and $106.5 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of February 3, 2023, January 28, 2022, and October 31, 2022 were $166.1 million, $220.0 million, and $220.0 million, respectively.

Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of February 3, 2023, January 28, 2022, and October 31, 2022, we were contingently liable to repurchase up to a maximum amount of $79.4 million, $172.3 million, and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended February 3, 2023 and January 28, 2022. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
NON-GAAP FINANCIAL MEASURES
We have provided in this Quarterly Report on Form 10-Q certain non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions and assessing liquidity because we believe they provide meaningful supplemental information regarding our core operational performance and cash flows, as a measure of our liquidity, and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges and benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions. We believe that these non-GAAP financial measures, when considered in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. The non-GAAP financial measures may differ from similar measures used by other companies.

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three month periods ended February 3, 2023 and January 28, 2022:

	Three Months Ended
(Dollars in thousands, except per share data)	February 3, 2023	January 28, 2022
Gross profit	$395,924	$300,476
Acquisition-related costs[1]	225	—
Adjusted gross profit	$396,149	$300,476

Operating earnings	$136,427	$91,626
Acquisition-related costs[1]	447	1,016
Adjusted operating earnings	$136,874	$92,642

Earnings before income taxes	$131,314	$87,147
Acquisition-related costs[1]	447	1,016
Adjusted earnings before income taxes	$131,761	$88,163

Net earnings	$106,860	$69,510
Acquisition-related costs[1]	351	804
Tax impact of stock-based compensation[2]	(3,605)	(620)
Adjusted net earnings	$103,606	$69,694

Net earnings per diluted share	$1.01	$0.66
Acquisition-related costs[1]	—	0.01
Tax impact of stock-based compensation[2]	(0.03)	(0.01)
Adjusted net earnings per diluted share	$0.98	$0.66

Effective tax rate	18.6%	20.2%
Tax impact of stock-based compensation[2]	2.8%	0.7%
Adjusted effective tax rate	21.4%	20.9%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the three month period ended February 3, 2023 represent integration costs. Acquisition-related costs for the three month period ended January 28, 2022 represent transaction and integration costs incurred in connection with the acquisition. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combination, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q.
2    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three month periods ended February 3, 2023 and January 28, 2022.

Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the three month periods ended February 3, 2023 and January 28, 2022:

	Three Months Ended
(Dollars in thousands)	February 3, 2023	January 28, 2022
Net cash used in operating activities	$(68,849)	$(90,043)
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	22,215	11,903
Free cash flow	(91,064)	(101,946)
Net earnings	$106,860	$69,510
Free cash flow conversion percentage	(85.2)%	(146.7)%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 for a discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2023 through fiscal 2025. All items are non-trading and stated in U.S. dollars. As of February 3, 2023, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7123	$106,505	$105,545	$(960)
Buy U.S. dollar/Sell Canadian dollar	1.2873	40,628	41,763	1,135
Buy U.S. dollar/Sell Euro	1.1341	148,152	150,669	2,517
Buy U.S. dollar/Sell British pound	1.2815	40,430	41,644	1,214
Buy Mexican peso/Sell U.S. dollar	22.1863	$42,864	$48,095	$5,231
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of February 3, 2023 includes $524.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $100.0 million outstanding on our variable rate revolving credit facility.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, demand; inflation; deflation; changing prices; foreign currency fluctuations; tariffs; duties; trade regulatory actions; industry actions; and changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, such as certain engines imported into the U.S. from China.
Our primary cost exposures for commodities, components, parts, and accessories used in our products are with steel, aluminum, petroleum, and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others. Our largest spend categories for commodities, components, parts, and accessories are generally steel, engines, hydraulic components, transmissions, resin, aluminum, and electrification components, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products.
In any given period, we strategically attempt to mitigate potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, SKU rationalization, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins. In the first three months of fiscal 2023, the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, was higher compared to the average cost of commodities, components, parts, and accessories purchased in the first three months of fiscal 2022. We anticipate that the average cost of commodities, components, parts, and accessories purchased, including the impact of inflation and tariff costs, for the remainder of fiscal 2023 will be similar to the average costs experienced during the comparable period of fiscal 2022.

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
Changes in Internal Control Over Financial Reporting
On January 13, 2022, during the first quarter of fiscal 2022, we completed the acquisition of Intimidator. Prior to this acquisition, Intimidator was a privately-held company not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies may be subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As part of our ongoing integration activities, we are in the process of incorporating internal controls over significant processes specific to Intimidator that we believe are appropriate and necessary to account for the acquisition and to consolidate and report our financial results. We expect to complete our integration activities related to internal control over financial reporting for Intimidator during fiscal 2023. Accordingly, we expect to include Intimidator within our assessment of internal control over financial reporting as of October 31, 2023.
With the exception of internal control related integration activities associated with our acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended February 3, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment and employment-related disputes, and patent litigation cases. For a description of our material legal proceedings, see Note 14, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements under the heading "Litigation" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II, Item 1 by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's first quarter ended February 3, 2023:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
November 1, 2022 through December 2, 2022	—	$—	—	7,526,606
December 3, 2022 through December 30, 2022	—	—	—	7,526,606
December 31, 2022 through February 3, 2023	1,127	116.58	—	7,526,606
Total	1,127	$116.58	—
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company did not repurchase any shares under this authorized stock repurchase program during the period indicated above and 2,526,606 shares remained available to repurchase under this authorized stock repurchase program as of February 3, 2023.
2    On December 13, 2022, the company’s Board of Directors authorized the repurchase of an additional 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company did not repurchase any shares under this authorized stock repurchase program during the period indicated above and 5,000,000 shares remained available to repurchase under this authorized stock repurchase program as of February 3, 2023.
3    Includes 1,127 shares of the company’s common stock purchased in open-market transactions at an average price of $116.58 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,127 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
As previously disclosed in a Current Report on Form 8-K filed on January 25, 2023, Richard W. Rodier, Group Vice President, notified The Toro Company (“TTC”) on January 23, 2023, of his decision to retire effective April 7, 2023. At the request of TTC, Mr. Rodier has agreed to modify his retirement date and will now retire on April 14, 2023.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 3, 2023, filed with the SEC on March 9, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended February 3, 2023 and January 28, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three month periods ended February 3, 2023 and January 28, 2022, (iii) Condensed Consolidated Balance Sheets as of February 3, 2023, January 28, 2022, and October 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended February 3, 2023 and January 28, 2022, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended February 3, 2023 and January 28, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 9, 2023	By:	/s/ Renee J. Peterson
Renee J. Peterson
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)