Form 10-Q
period 2023-05-05
TORO CO
filed 2023-06-08
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 5, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of June 1, 2023 was 103,905,623.

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
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, such as but not limited to: business slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; increased or prolonged high or low unemployment rates and tight labor markets; higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, or improvement; golf course closures; reduced governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction, or sales; home foreclosures; the impact of U.S. federal debt, state debt, and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; higher short-term, mortgage, and other interest rates; and general economic and political conditions and expectations;
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
•Our ability to maintain appropriate inventory levels, including as a result of global supply chain disruptions, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Net sales	$1,339,326	$1,249,478	$2,488,166	$2,182,128
Cost of sales	859,605	844,109	1,612,521	1,476,283
Gross profit	479,721	405,369	875,645	705,845
Selling, general and administrative expense	260,925	234,792	520,422	443,642
Operating earnings	218,796	170,577	355,223	262,203
Interest expense	(14,711)	(8,024)	(28,835)	(15,037)
Other income, net	6,734	2,503	15,745	5,037
Earnings before income taxes	210,819	165,056	342,133	252,203
Provision for income taxes	43,354	33,931	67,808	51,568
Net earnings	$167,465	$131,125	$274,325	$200,635

Basic net earnings per share of common stock	$1.60	$1.25	$2.62	$1.91

Diluted net earnings per share of common stock	$1.59	$1.24	$2.60	$1.89

Weighted-average number of shares of common stock outstanding — Basic	104,650	104,928	104,574	104,982

Weighted-average number of shares of common stock outstanding — Diluted	105,571	105,746	105,573	105,894

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Net earnings	$167,465	$131,125	$274,325	$200,635
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,195)	(9,408)	18,987	(15,398)
Derivative instruments, net of tax of $304; $2,001; $(5,599); and $4,032, respectively	1,615	7,199	(15,047)	13,571
Other comprehensive (loss) income, net of tax	(580)	(2,209)	3,940	(1,827)
Comprehensive income	$166,885	$128,916	$278,265	$198,808

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	May 5, 2023	April 29, 2022	October 31, 2022
ASSETS
Cash and cash equivalents	$151,304	$263,233	$188,250
Receivables, net	461,980	439,333	332,713
Inventories, net	1,127,474	891,676	1,051,109
Prepaid expenses and other current assets	86,076	69,434	103,279
Total current assets	1,826,834	1,663,676	1,675,351

Property, plant, and equipment, net	605,771	512,430	571,661
Goodwill	584,609	581,318	583,297
Other intangible assets, net	568,356	589,608	585,832
Right-of-use assets	71,856	75,533	76,121
Investment in finance affiliate	53,244	30,853	39,349
Deferred income taxes	11,348	1,908	5,310
Other assets	19,357	23,980	19,077
Total assets	$3,741,375	$3,479,306	$3,555,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$100,000	$—
Accounts payable	514,824	566,769	578,624
Accrued liabilities	493,264	428,230	469,242
Short-term lease liabilities	15,913	15,729	15,747
Total current liabilities	1,024,001	1,110,728	1,063,613

Long-term debt, less current portion	1,041,162	990,970	990,768
Long-term lease liabilities	57,966	63,066	63,604
Deferred income taxes	18,515	50,349	44,272
Other long-term liabilities	39,734	40,677	42,040

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,135,643 shares as of May 5, 2023, 104,568,002 shares as of April 29, 2022, and 103,969,805 shares as of October 31, 2022	104,136	104,568	103,970
Retained earnings	1,485,046	1,146,771	1,280,856
Accumulated other comprehensive loss	(29,185)	(27,823)	(33,125)
Total stockholders’ equity	1,559,997	1,223,516	1,351,701
Total liabilities and stockholders’ equity	$3,741,375	$3,479,306	$3,555,998

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	May 5, 2023	April 29, 2022
Cash flows from operating activities:
Net earnings	$274,325	$200,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(8,674)	(3,475)
Contributions to finance affiliate, net	(5,221)	(6,707)
Depreciation of property, plant, and equipment	38,256	37,318
Amortization of other intangible assets	17,881	15,632
Stock-based compensation expense	10,748	11,133
Other	876	848
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(127,153)	(126,413)
Inventories, net	(75,539)	(122,731)
Other assets	(7,719)	(20,150)
Accounts payable	(64,642)	55,433
Other liabilities	8,501	1,341
Net cash provided by operating activities	61,639	42,864

Cash flows from investing activities:
Purchases of property, plant, and equipment	(70,077)	(35,969)
Proceeds from insurance claim	7,114	—
Business combinations, net of cash acquired	—	(403,120)
Proceeds from asset disposals	309	163
Net cash used in investing activities	(62,654)	(438,926)

Cash flows from financing activities:
Borrowings under debt arrangements	260,000	600,000
Repayments under debt arrangements	(210,000)	(200,000)
Proceeds from exercise of stock options	17,553	2,247
Payments of withholding taxes for stock awards	(2,869)	(1,850)
Purchases of TTC common stock	(24,311)	(75,000)
Dividends paid on TTC common stock	(71,090)	(62,954)
Other	(1,525)	—
Net cash (used in) provided by financing activities	(32,242)	262,443

Effect of exchange rates on cash and cash equivalents	(3,689)	(8,760)

Net decrease in cash and cash equivalents	(36,946)	(142,379)
Cash and cash equivalents as of the beginning of the fiscal period	188,250	405,612
Cash and cash equivalents as of the end of the fiscal period	$151,304	$263,233

See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 3, 2023	$104,283	$1,368,493	$(28,605)	$1,444,171
Cash dividends paid on common stock - $0.34 per share	—	(35,574)	—	(35,574)
Issuance of 83,432 shares of common stock under stock-based compensation plans	83	3,441	—	3,524
Stock-based compensation expense	—	5,524	—	5,524
Purchase of 230,791 shares of common stock	(230)	(24,303)	—	(24,533)
Other comprehensive loss	—	—	(580)	(580)
Net earnings	—	167,465		167,465
Balance as of May 5, 2023	$104,136	$1,485,046	$(29,185)	$1,559,997

Balance as of October 31, 2022	$103,970	$1,280,856	$(33,125)	$1,351,701
Cash dividends paid on common stock - $0.68 per share	—	(71,090)	—	(71,090)
Issuance of 434,464 shares of common stock under stock-based compensation plans	434	17,133	—	17,567
Stock-based compensation expense	—	10,748	—	10,748
Contribution of 14,270 shares of common stock to a deferred compensation trust	(14)	—	—	(14)
Purchase of 254,356 shares of common stock	(254)	(26,926)	—	(27,180)
Other comprehensive income	—	—	3,940	3,940
Net earnings	—	274,325		274,325
Balance as of May 5, 2023	$104,136	$1,485,046	$(29,185)	$1,559,997

Balance as of January 28, 2022	$104,529	$1,040,634	$(25,614)	$1,119,549
Cash dividends paid on common stock - $0.30 per share	—	(31,485)	—	(31,485)
Issuance of 43,681 shares of common stock under stock-based compensation plans	44	1,053	—	1,097
Stock-based compensation expense	—	5,908	—	5,908
Purchase of 5,389 shares of common stock	(5)	(464)	—	(469)
Other comprehensive loss	—	—	(2,209)	(2,209)
Net earnings	—	131,125	—	131,125
Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516

Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.60 per share	—	(62,954)	—	(62,954)
Issuance of 153,339 shares of common stock under stock-based compensation plans	153	2,127	—	2,280
Stock-based compensation expense	—	11,133	—	11,133
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 757,908 shares of common stock	(758)	(76,092)	—	(76,850)
Other comprehensive loss	—	—	(1,827)	(1,827)
Net earnings	—	200,635	—	200,635
Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 5, 2023

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the six months ended May 5, 2023 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2023.
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
New Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency of government assistance including annual disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amended guidance will become effective for the company for the fiscal 2023 annual period. The adoption of this standard is not expected to have a material impact on the company's Consolidated Financial Statements or annual disclosures.
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
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in thousands):

Three Months Ended May 5, 2023	Professional	Residential	Other	Total
Net sales	$1,068,733	$265,836	$4,757	$1,339,326
Intersegment gross sales (eliminations)	12,976	21	(12,997)	—
Earnings (loss) before income taxes	$227,496	$22,731	$(39,408)	$210,819

Six Months Ended May 5, 2023	Professional	Residential	Other	Total
Net sales	$1,949,393	$530,451	$8,322	$2,488,166
Intersegment gross sales (eliminations)	23,831	60	(23,891)	—
Earnings (loss) before income taxes	371,572	60,563	(90,002)	342,133
Total assets	$2,820,276	$568,735	$352,364	$3,741,375

Three Months Ended April 29, 2022	Professional	Residential	Other	Total
Net sales	$925,810	$319,675	$3,993	$1,249,478
Intersegment gross sales (eliminations)	7,348	20	(7,368)	—
Earnings (loss) before income taxes	$165,370	$37,095	$(37,409)	$165,056

Six Months Ended April 29, 2022	Professional	Residential	Other	Total
Net sales	$1,598,695	$575,077	$8,356	$2,182,128
Intersegment gross sales (eliminations)	12,765	35	(12,800)	—
Earnings (loss) before income taxes	258,642	68,855	(75,294)	252,203
Total assets	$2,589,796	$477,926	$411,584	$3,479,306
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Corporate expenses	$(33,033)	$(30,715)	$(76,695)	$(63,543)
Interest expense	(14,711)	(8,024)	(28,835)	(15,037)
Earnings from the company's wholly-owned domestic distribution company and other income, net	8,336	1,330	15,528	3,286
Total operating loss	$(39,408)	$(37,409)	$(90,002)	$(75,294)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in thousands):

Three Months Ended May 5, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$931,412	$260,268	$3,854	$1,195,534
Irrigation	137,321	5,568	903	143,792
Total net sales	$1,068,733	$265,836	$4,757	$1,339,326

Revenue by geographic market:
United States	$838,194	$219,990	$4,757	$1,062,941
International countries	230,539	45,846	—	276,385
Total net sales	$1,068,733	$265,836	$4,757	$1,339,326

Six Months Ended May 5, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,709,663	$513,700	$6,298	$2,229,661
Irrigation	239,730	16,751	2,024	258,505
Total net sales	$1,949,393	$530,451	$8,322	$2,488,166

Revenue by geographic market:
United States	$1,534,688	$423,434	$8,322	$1,966,444
International countries	414,705	107,017	—	521,722
Total net sales	$1,949,393	$530,451	$8,322	$2,488,166

Three Months Ended April 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$797,940	$313,478	$1,958	$1,113,376
Irrigation	127,870	6,197	2,035	136,102
Total net sales	$925,810	$319,675	$3,993	$1,249,478

Revenue by geographic market:
United States	$728,813	$271,001	$3,993	$1,003,807
International countries	196,997	48,674	—	245,671
Total net sales	$925,810	$319,675	$3,993	$1,249,478

Six Months Ended April 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,368,811	$558,067	$5,105	$1,931,983
Irrigation	229,884	17,010	3,251	250,145
Total net sales	$1,598,695	$575,077	$8,356	$2,182,128

Revenue by geographic market:
United States	$1,259,547	$473,568	$8,356	$1,741,471
International countries	339,148	101,509	—	440,657
Total net sales	$1,598,695	$575,077	$8,356	$2,182,128

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of May 5, 2023 and October 31, 2022, $26.2 million and $28.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended May 5, 2023, the company recognized $2.8 million and $8.9 million, respectively, of the October 31, 2022 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $5.7 million of the October 31, 2022 deferred revenue amount within net sales throughout the remainder of fiscal 2023, $8.0 million in fiscal 2024, and $5.4 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2023 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2022	$573,031	$10,266	$—	$583,297
Translation adjustments	1,168	144	—	1,312
Balance as of May 5, 2023	$574,199	$10,410	$—	$584,609
Other Intangible Assets, Net
The components of other intangible assets, net as of May 5, 2023, April 29, 2022, and October 31, 2022 were as follows (dollars in thousands):

May 5, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,239	$(15,705)	$2,534
Non-compete agreements	5.5	6,877	(6,865)	12
Customer-related	16.0	321,358	(95,796)	225,562
Developed technology	7.1	102,132	(58,400)	43,732
Trade names	13.7	10,749	(3,778)	6,971
Backlog and other	0.6	5,730	(5,730)	—
Total finite-lived	13.4	465,085	(186,274)	278,811
Indefinite-lived - trade names		289,545	—	289,545
Total other intangible assets, net		$754,630	$(186,274)	$568,356

April 29, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,269	$(15,015)	$3,254
Non-compete agreements	5.5	6,902	(6,870)	32
Customer-related	16.0	321,242	(72,197)	249,045
Developed technology	7.0	87,286	(47,975)	39,311
Trade names	13.7	10,714	(3,141)	7,573
Backlog and other	0.6	5,730	(4,879)	851
Total finite-lived	13.6	450,143	(150,077)	300,066
Indefinite-lived - trade names		289,542	—	289,542
Total other intangible assets, net		$739,685	$(150,077)	$589,608

October 31, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,210	$(15,317)	$2,893
Non-compete agreements	5.5	6,851	(6,829)	22
Customer-related	16.0	320,959	(83,805)	237,154
Developed technology	7.1	101,915	(53,001)	48,914
Trade names	13.8	10,667	(3,395)	7,272
Backlog and other	0.6	5,730	(5,505)	225
Total finite-lived	13.4	464,332	(167,852)	296,480
Indefinite-lived - trade names		289,352	—	289,352
Total other intangible assets, net		$753,684	$(167,852)	$585,832
Amortization expense for finite-lived intangible assets for the three and six months ended May 5, 2023 was $8.8 million and $17.9 million, respectively. Amortization expense for finite-lived intangibles assets for the three and six months ended April 29, 2022 was $9.2 million and $15.6 million, respectively. As of May 5, 2023, estimated amortization expense for the remainder of fiscal 2023 and succeeding fiscal years is as follows:

(Dollars in thousands)	May 5, 2023
2023 (remaining)	$17,040
2024	33,025
2025	30,172
2026	28,991
2027	24,057
2028	21,535
Thereafter	123,991
Total estimated amortization expense	$278,811

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$50,000	$200,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	200,000	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,133	124,071	124,102
Less: unamortized debt issuance costs	2,971	3,101	3,334
Total long-term debt	1,041,162	1,090,970	990,768
Less: current portion of long-term debt	—	100,000	—
Long-term debt, less current portion	$1,041,162	$990,970	$990,768
As of May 5, 2023, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2023 and succeeding fiscal years are as follows:

(Dollars in thousands)	May 5, 2023
2023 (remaining)	$—
2024	—
2025	37,000
2026	313,000
2027	270,000
2028	—
Thereafter	425,000
Total principal payments required	$1,045,000
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of May 5, 2023.

7	Inventories, Net
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
Inventories, net were as follows:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
Raw materials and work in process	$452,750	$421,387	$482,884
Finished goods and service parts	844,596	605,776	738,097
Total FIFO and average cost value	1,297,346	1,027,163	1,220,981
Less: adjustment to LIFO value	169,872	135,487	169,872
Total inventories, net	$1,127,474	$891,676	$1,051,109

8	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
Land and land improvements	$61,604	$57,210	$59,550
Buildings and leasehold improvements	328,333	325,966	324,343
Machinery and equipment	567,163	534,358	557,588
Tooling	227,033	221,821	225,865
Computer hardware and software	105,972	97,355	104,713
Construction in process	199,861	110,379	144,418
Property, plant, and equipment, gross	1,489,966	1,347,089	1,416,477
Less: accumulated depreciation	884,195	834,659	844,816
Property, plant, and equipment, net	$605,771	$512,430	$571,661

9	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Beginning balance	$145,057	$119,860	$134,541	$116,783
Changes in accrual related to warranties during the period (1)	26,142	23,346	49,435	38,884
Acquisitions	—	1,257	—	3,197
Payments made during the period (1)	(17,993)	(17,308)	(36,743)	(31,563)
Changes in accrual related to pre-existing warranties	741	(325)	6,714	(471)
Ending balance	$153,947	$126,830	$153,947	$126,830
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $800.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of May 5, 2023, April 29, 2022 and October 31, 2022 was $53.2 million, $30.9 million, and $39.3 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Stock option awards	$2,591	$2,715	$4,302	$4,543
Performance share awards	1,301	1,917	2,119	3,538
Restricted stock unit awards	1,632	1,276	3,241	2,423
Unrestricted common stock awards	—	—	1,086	629
Total compensation cost for stock-based compensation awards	$5,524	$5,908	$10,748	$11,133
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first six months of the following fiscal periods:

	Fiscal 2023	Fiscal 2022
Expected life of option in years	6.32	6.19
Expected stock price volatility	25.20%	23.76%
Risk-free interest rate	3.79%	1.30%
Expected dividend yield	0.95%	0.94%
Per share weighted-average fair value at date of grant	$33.22	$22.57
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2023 and 2022 was $112.14 and $98.41, respectively. No performance share awards were granted during the second quarter of fiscal 2023 and 2022.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2023 and 2022 was $109.83 and $98.43, respectively.
Unrestricted Common Stock Awards
During the first six months of fiscal 2023 and 2022, 10,329 and 6,453 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal 2023 and 2022.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
Foreign currency translation adjustments	$32,334	$34,933	$51,321
Pension benefits	3,621	3,899	3,621
Cash flow derivative instruments	(6,770)	(11,009)	(21,817)
Total accumulated other comprehensive loss	$29,185	$27,823	$33,125
The components and activity of AOCL, net of tax, for the three and six month periods ended May 5, 2023 and April 29, 2022 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of February 3, 2023	$30,139	$3,621	$(5,155)	$28,605
Other comprehensive loss before reclassifications	2,195	—	3,040	5,235
Amounts reclassified from AOCL	—	—	(4,655)	(4,655)
Net current period other comprehensive loss (income)	2,195	—	(1,615)	580
Balance as of May 5, 2023	$32,334	$3,621	$(6,770)	$29,185

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51,321	$3,621	$(21,817)	$33,125
Other comprehensive (income) loss before reclassifications	(18,987)	—	24,626	5,639
Amounts reclassified from AOCL	—	—	(9,579)	(9,579)
Net current period other comprehensive (income) loss	(18,987)	—	15,047	(3,940)
Balance as of May 5, 2023	$32,334	$3,621	$(6,770)	$29,185

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 28, 2022	$25,525	$3,899	$(3,810)	$25,614
Other comprehensive loss (income) before reclassifications	9,408	—	(7,175)	2,233
Amounts reclassified from AOCL	—	—	(24)	(24)
Net current period other comprehensive loss (income)	9,408	—	(7,199)	2,209
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive loss (income) before reclassifications	15,398	—	(13,816)	1,582
Amounts reclassified from AOCL	—	—	245	245
Net current period other comprehensive loss (income)	15,398	—	(13,571)	1,827
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Six Months Ended
(Shares in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Basic
Weighted-average number of shares of common stock	104,650	104,928	104,565	104,971
Assumed issuance of contingent shares	—	—	9	11
Weighted-average number of shares of common stock outstanding - Basic	104,650	104,928	104,574	104,982

Diluted
Weighted-average number of shares of common stock outstanding - Basic	104,650	104,928	104,574	104,982
Effect of dilutive shares	921	818	999	912
Weighted-average number of shares of common stock outstanding - Diluted	105,571	105,746	105,573	105,894
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 504,057 and 1,038,598 shares of common stock during the second quarter of fiscal 2023 and 2022, respectively, and to purchase 385,105 and 586,359 shares of common stock during the first six months of fiscal 2023 and 2022, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the six months ended May 5, 2023 and April 29, 2022 were $1,470.1 million and $1,209.7 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of May 5, 2023, April 29, 2022, and October 31, 2022 were $1,095.8 million, $650.7 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to the company as of May 5, 2023, April 29, 2022, and October 31, 2022 were $34.7 million, $19.9 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six months ended May 5, 2023 and April 29, 2022 were $247.5 million and $266.2 million, respectively. As of May 5, 2023, April 29, 2022, and October 31, 2022, $194.2 million, $223.7 million and $220.0 million of receivables financed by HCFC and the other third-party financial institutions were outstanding, respectively.

Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of May 5, 2023, April 29, 2022 and October 31, 2022, the company was contingently liable to repurchase up to a maximum amount of $111.1 million, $85.6 million and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 5, 2023 and April 29, 2022.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Operating lease expense	$6,856	$6,306	$12,930	$12,471
Short-term lease expense	1,044	1,727	1,912	3,142
Variable lease expense	57	—	82	—
Total lease expense	$7,957	$8,033	$14,924	$15,613
The following table presents supplemental cash flow information related to the company's operating leases:

	Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022
Operating cash flows for amounts included in the measurement of lease liabilities	$11,243	$9,380
Right-of-use assets obtained in exchange for lease obligations	$4,117	$15,896
The following table presents other lease information related to the company's operating leases:

	May 5, 2023	April 29, 2022	October 31, 2022
Weighted-average remaining lease term of operating leases in years	5.6	6.4	6.0
Weighted-average discount rate of operating leases	3.65%	2.94%	3.53%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of May 5, 2023:

(Dollars in thousands)	May 5, 2023
2023 (remaining)	$8,486
2024	18,698
2025	16,568
2026	11,036
2027	7,695
Thereafter	17,687
Total future minimum operating lease payments	80,170
Less: imputed interest	6,291
Present value of operating lease liabilities	$73,879

16	Derivative Instruments and Hedging Activities
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
As of May 5, 2023, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $307.7 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$9,688	$14,274	$27,733
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	5,291	4,729	5,523
Total derivative assets	$14,979	$19,003	$33,256

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$111	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	73	—
Total derivative liabilities	$111	$73	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$15,660	$19,325	$33,256
Derivative liabilities offsetting derivative assets	681	322	—
Net amount of derivative assets	$14,979	$19,003	$33,256

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$438	$73	$—
Derivative assets offsetting derivative liabilities	327	—	—
Net amount of derivative liabilities	$111	$73	$—

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 5, 2023 and April 29, 2022:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain Recognized in OCI on Derivatives
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$3,700	$(91)	$10	$6,658
Cost of sales	955	115	1,605	541
Total derivatives designated as cash flow hedging instruments	$4,655	$24	$1,615	$7,199

	Six Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$7,761	$(209)	$(17,253)	$12,328
Cost of sales	1,818	(36)	2,206	1,243
Total derivatives designated as cash flow hedging instruments	$9,579	$(245)	$(15,047)	$13,571
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2023 and fiscal 2022, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of May 5, 2023, the company expects to reclassify approximately $6.9 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 5, 2023		April 29, 2022
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,339,326	$(859,605)	$1,249,478	$(844,109)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	3,700	955	(91)	115
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1,152	$448	$(650)	$456

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	May 5, 2023		April 29, 2022
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,488,166	$(1,612,521)	$2,182,128	$(1,476,283)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	7,761	1,818	(209)	(36)
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2,392	$1,015	$(1,576)	$553
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other income, net	$1,598	$2,741	$(1,800)	$3,983
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1,598	$2,741	$(1,800)	$3,983

17	Fair Value Measurements
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

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 5, 2023, April 29, 2022, and October 31, 2022, according to the valuation technique utilized to determine their fair values (dollars in thousands):

		Fair Value Measurements Using Inputs Considered as:
May 5, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$14,979	$—	$14,979	$—
Total assets	$14,979	$—	$14,979	$—

Liabilities:
Forward currency contracts	$111	$—	$111	$—
Total liabilities	$111	$—	$111	$—

		Fair Value Measurements Using Inputs Considered as:
April 29, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$19,003	$—	$19,003	$—
Total assets	$19,003	$—	$19,003	$—

Liabilities:
Forward currency contracts	$73	$—	$73	$—
Total liabilities	$73	$—	$73	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$33,256	$—	$33,256	$—
Total assets	$33,256	$—	$33,256	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of May 5, 2023, April 29, 2022, and October 31, 2022, the company's long-term debt included $524.1 million, $424.1 million, and $524.1 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of May 5, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $515.0 million compared to its gross carrying amount of $524.1 million. As of April 29, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $446.8 million compared to its gross carrying amount of $424.1 million. As of October 31, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $489.8 million compared to its gross carrying amount of $524.1 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

18	Subsequent Events
On May 9, 2023, during the third quarter of fiscal 2023, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities for, a U.S. construction equipment dealer. This acquisition was immaterial to the company's Condensed Consolidated Financial Statements.
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
Acquisition of Intimidator Group
On January 13, 2022 ("the closing date"), during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan Mowers brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers who require a commercial-grade solution. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate purchase consideration was $399.8 million. Subsequent to the closing date, Intimidator's results of operations have been included within our Professional reportable segment in our Condensed Consolidated Financial Statements and had an incremental impact to our

Professional reportable segment net sales for the first twelve months post acquisition, or through the first quarter of fiscal 2023. For the six months ended May 5, 2023, Intimidator's results of operations had an incremental impact on our Professional segment net sales of $49.6 million. Intimidator's operations had an immaterial impact on Professional segment earnings for the six months ended May 5, 2023. For additional information regarding the acquisition, refer to Note 2, Business Combination, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Overview
Consolidated net sales for the second quarter of fiscal 2023 were $1,339.3 million, up 7.2 percent compared to $1,249.5 million in the second quarter of fiscal 2022. For the first six months of fiscal 2023, consolidated net sales were $2,488.2 million, up 14.0 percent compared to $2,182.1 million from the same period in the prior fiscal year.
Professional segment net sales for the second quarter of fiscal 2023 were $1,068.7 million, an increase of 15.4 percent compared to $925.8 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2023, Professional segment net sales were $1,949.4 million, an increase of 21.9 percent compared to $1,598.7 million in the prior fiscal year comparable period.
Residential segment net sales for the second quarter of fiscal 2023 were $265.8 million, a decrease of 16.8 percent compared to $319.7 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2023, Residential segment net sales were $530.5 million, a decrease of 7.8 percent compared to $575.1 million in the prior fiscal year comparable period.
Net earnings for the second quarter of fiscal 2023 were $167.5 million, or $1.59 per diluted share, compared to $131.1 million, or $1.24 per diluted share, for the second quarter of fiscal 2022. Net earnings for the first six months of fiscal 2023 were $274.3 million, or $2.60 per diluted share, compared to $200.6 million, or $1.89 per diluted share, in the comparable fiscal 2022 period.
Adjusted net earnings for the second quarter of fiscal 2023 were $166.4 million, or $1.58 per diluted share, compared to $132.1 million, or $1.25 per diluted share, for the second quarter of fiscal 2022. Adjusted net earnings for the first six months of fiscal 2023 were $270.0 million, or $2.56 per diluted share, compared to $201.8 million, or $1.91 per diluted share, in the comparable fiscal 2022 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the second quarter of fiscal 2023 by 13.3 percent to $0.34 per share compared to $0.30 per share paid in the second quarter of fiscal 2022. We also repurchased shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $95.4 million of cash to our shareholders during the first six months of fiscal 2023.
Field inventory levels were higher as of the end of the second quarter of fiscal 2023 compared to the end of the second quarter of fiscal 2022 primarily driven by supply chain improvements that enabled increased production, lower consumer retail demand due to weather patterns and macroeconomic trends, and higher inventory values due to inflation.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was higher as of the end of the second quarter of fiscal 2023 compared to the end of the fourth quarter of fiscal 2022 primarily driven by continued strong Professional segment demand, supply constraints for key components, and normal seasonal trends.
Net Sales
Consolidated net sales for the second quarter of fiscal 2023 were $1,339.3 million, up 7.2 percent compared to $1,249.5 million in the second quarter of fiscal 2022. The increase was driven by higher volume and net price realization. For the year-to-date period of fiscal 2023, consolidated net sales were $2,488.2 million, up 14.0 percent compared to $2,182.1 million from the same period in the prior fiscal year. The increase was driven by higher volume, net price realization, and the acquisition of Intimidator.
Net sales in international markets increased by $30.7 million and $81.1 million for the second quarter and year-to-date periods of fiscal 2023, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $0.8 million and $16.5 million for the second quarter and year-to-date periods of fiscal 2023, respectively. The international net sales increase for both the second quarter and year-to-date periods of fiscal 2023 was driven by higher volume and net price realization in the Professional segment, partially offset by lower volume in the Residential segment.

The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.2)	(67.6)	(64.8)	(67.7)
Gross profit	35.8	32.4	35.2	32.3
Selling, general and administrative expense	(19.5)	(18.7)	(20.9)	(20.3)
Operating earnings	16.3	13.7	14.3	12.0
Interest expense	(1.1)	(0.6)	(1.2)	(0.7)
Other income, net	0.5	0.1	0.7	0.3
Earnings before income taxes	15.7	13.2	13.8	11.6
Provision for income taxes	(3.2)	(2.7)	(2.8)	(2.4)
Net earnings	12.5%	10.5%	11.0%	9.2%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2023 was $479.7 million, up 18.3 percent compared to $405.4 million in the second quarter of fiscal 2022. Adjusted gross profit for the second quarter of fiscal 2023 was $479.7 million, up 18.0 percent compared to $406.4 million for the second quarter of fiscal 2022. Gross margin was 35.8 percent for the second quarter of fiscal 2023 compared to 32.4 percent for the second quarter of fiscal 2022, an increase of 340 basis points. Gross profit for the year-to-date period of fiscal 2023 was $875.6 million, up 24.1 percent compared to $705.8 million in the same period of fiscal 2022. Adjusted gross profit for the year-to-date period of fiscal 2023 was $875.9 million, up 23.9 percent compared to $706.9 million for the same period of fiscal 2022. Gross margin was 35.2 percent for the year-to-date period of fiscal 2023 compared to 32.3 percent for the prior year comparable period, an increase of 290 basis points. The increase in gross margin for both the second quarter and year-to-date periods of fiscal 2023 was primarily due to net price realization, favorable product mix, and productivity improvements, partially offset by higher material and manufacturing costs.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $26.1 million, or 11.1 percent, for the second quarter of fiscal 2023 and increased $76.8 million, or 17.3 percent, for the year-to-date period of fiscal 2023 compared to the same respective periods of fiscal 2022. As a percentage of net sales, SG&A expense increased 80 basis points and increased 60 basis points for the second quarter and year-to-date periods of fiscal 2023, respectively, compared to the same periods of fiscal 2022. The increase in SG&A expense as a percentage of net sales for the second quarter comparison was primarily due to higher marketing costs, partially offset by net sales leverage. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to higher marketing and warranty costs, partially offset by net sales leverage.
Interest Expense
Interest expense increased $6.7 million and $13.8 million for the second quarter and year-to-date periods of fiscal 2023, respectively, compared to the same respective periods of fiscal 2022. The increase in interest expense for the second quarter comparison was primarily due to higher average interest rates. The increase in interest expense for the year-to-date comparison was primarily due to higher average interest rates and higher average outstanding borrowings under our debt arrangements.
Other Income, Net
Other income, net increased $4.2 million and $10.7 million for the second quarter and year-to-date periods of fiscal 2023, respectively, compared to the same respective periods of fiscal 2022. These increases were primarily due to higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2023 was 20.6 percent, flat compared to 20.6 percent in the second quarter of fiscal 2022. The effective tax rate for the year-to-date period of fiscal 2023 was 19.8 percent compared to 20.4 percent in the same period of fiscal 2022. The decrease in the effective tax rate for the year-to-date comparison was primarily due to higher tax benefits recorded as excess tax deductions for stock compensation.

The adjusted effective tax rate for the second quarter of fiscal 2023 was 21.1 percent, compared to an adjusted effective tax rate of 20.8 percent in the second quarter of fiscal 2022. The adjusted effective tax rate for the year-to-date period of fiscal 2023 was 21.2 percent, compared to 20.8 percent in the same period of fiscal 2022.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings
Net earnings for the second quarter of fiscal 2023 were $167.5 million, or $1.59 per diluted share, compared to $131.1 million, or $1.24 per diluted share, for the second quarter of fiscal 2022, an increase of 28.2 percent per diluted share. Adjusted net earnings for the second quarter of fiscal 2023 were $166.4 million, or $1.58 per diluted share, compared to $132.1 million, or $1.25 per diluted share, for the second quarter of fiscal 2022, an increase of 26.4 percent per diluted share. Net earnings for the first six months of fiscal 2023 were $274.3 million, or $2.60 per diluted share, compared to $200.6 million, or $1.89 per diluted share, for the same period of fiscal 2022. Adjusted net earnings for the first six months of fiscal 2023 were $270.0 million, or $2.56 per diluted share, compared to $201.8 million, or $1.91 per diluted share, for the same year-to-date period of fiscal 2022, an increase of 34.0 percent per diluted share. The increase in net earnings per diluted share for both the second quarter and year-to-date periods of fiscal 2023 was primarily due to higher Professional segment earnings, partially offset by lower Residential segment earnings and higher interest expense.
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

	Three Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	Dollar Value Change	Percentage Change
Professional	$1,068,733	$925,810	$142,923	15.4%
Residential	265,836	319,675	(53,839)	(16.8)
Other	4,757	3,993	764	19.1
Total net sales*	$1,339,326	$1,249,478	$89,848	7.2%

*Includes international net sales of:	$276,385	$245,671	$30,714	12.5%

	Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	Dollar Value Change	Percentage Change
Professional	$1,949,393	$1,598,695	$350,698	21.9%
Residential	530,451	575,077	(44,626)	(7.8)
Other	8,322	8,356	(34)	(0.4)
Total net sales*	$2,488,166	$2,182,128	$306,038	14.0%

*Includes international net sales of:	$521,722	$440,657	$81,065	18.4%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	Dollar Value Change	Percentage Change
Professional	$227,496	$165,370	$62,126	37.6%
Residential	22,731	37,095	(14,364)	(38.7)
Other	(39,408)	(37,409)	(1,999)	(5.3)
Total segment earnings	$210,819	$165,056	$45,763	27.7%

	Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022	Dollar Value Change	Percentage Change
Professional	$371,572	$258,642	$112,930	43.7%
Residential	60,563	68,855	(8,292)	(12.0)
Other	(90,002)	(75,294)	(14,708)	(19.5)
Total segment earnings	$342,133	$252,203	$89,930	35.7%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2023 increased 15.4 percent compared to the second quarter of fiscal 2022. The increase was driven primarily by higher volume and net price realization. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2023 increased 21.9 percent compared to the same period of fiscal 2022. The increase was driven primarily by higher volume, net price realization, and the acquisition of Intimidator.
Segment Earnings
Professional segment earnings for the second quarter of fiscal 2023 increased 37.6 percent compared to the second quarter of fiscal 2022, and Professional segment earnings margin increased to 21.3 percent from 17.9 percent in the second quarter of fiscal 2022. The increase in Professional segment earnings margin was primarily due to net price realization, favorable product mix, productivity improvements, and net sales leverage, partially offset by higher material and manufacturing costs. Professional segment earnings for the year-to-date period of fiscal 2023 increased 43.7 percent compared to the same period of fiscal 2022, and Professional segment earnings margin increased to 19.1 percent from 16.2 percent in the year-to-date period of fiscal 2022. The increase in Professional segment earnings margin was primarily due to net price realization, productivity improvements, and net sales leverage, partially offset by higher material and manufacturing costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter of fiscal 2023 decreased 16.8 percent compared to the second quarter of fiscal 2022. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2023 decreased 7.8 percent compared to the same period of fiscal 2022. The decrease in Residential segment net sales for both the second quarter and year-to-date periods of fiscal 2023 was primarily driven by lower volume, partially offset by net price realization.
Segment Earnings
Residential segment earnings for the second quarter of fiscal 2023 decreased 38.7 percent compared to the second quarter of fiscal 2022, and Residential segment earnings margin decreased to 8.6 percent from 11.6 percent in the second quarter of fiscal 2022. The decrease in Residential segment earnings margin for the second quarter of fiscal 2023 was largely driven by lower sales volume, higher marketing expense, and higher manufacturing costs, partially offset by net price realization and lower freight costs. Residential segment earnings for the year-to-date period of fiscal 2023 decreased 12.0 percent compared to the same period of fiscal 2022, and Residential segment earnings margin decreased to 11.4 percent from 12.0 percent in the year-to-date period of fiscal 2022. The decrease in Residential segment earnings margin for the year-to-date period of fiscal 2023 was largely driven by lower sales volume, higher marketing expense, and higher material and manufacturing costs, partially offset by net price realization and favorable product mix.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the second quarter of fiscal 2023 increased by $0.8 million compared to the same period in fiscal 2022.
Net sales for our Other activities in the year-to-date period of fiscal 2023 were flat compared to the same period in fiscal 2022.
Other Operating Loss
The operating loss for our Other activities for the second quarter of fiscal 2023 increased $2.0 million compared to the second quarter of fiscal 2022 and was primarily due to higher interest expense, partially offset by higher income from our Red Iron joint venture and the favorable impact from derivative instruments.

The operating loss for our Other activities for the year-to-date period of fiscal 2023 increased $14.7 million compared to the same period in fiscal 2022 and was primarily due to higher interest expense and higher corporate expenses, partially offset by higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
FINANCIAL POSITION
Working Capital
The macroeconomic environment remains challenging and has continued to result in supply chain disruptions and difficult conditions for sourcing certain key components. Our continued goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the second quarter of fiscal 2023 increased $22.6 million, or 5.2 percent, compared to the end of the second quarter of fiscal 2022, primarily driven by higher International sales, partially offset by lower Residential segment sales. Inventory levels were up $235.8 million, or 26.4 percent, as of the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, primarily due to higher finished goods, work-in-process, and parts inventory largely driven by increased costs resulting from inflation and constrained supply for certain key components which limited finished product assembly. Accounts payable decreased $51.9 million, or 9.2 percent, as of the end of the second quarter of fiscal 2023 compared to the end of the second quarter of fiscal 2022, primarily driven by a reduction in inventory purchases year over year.
Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first six months of fiscal 2023 was $61.6 million compared to $42.9 million for the first six months of fiscal 2022. This increase in cash provided by operating activities was primarily due to higher net earnings, partially offset by net unfavorable fluctuations in working capital.
Cash Flows from Investing Activities
Cash used in investing activities for the first six months of fiscal 2023 was $62.7 million compared to $438.9 million for the first six months of fiscal 2022. This significant decrease in cash used in investing activities was driven by cash used to acquire Intimidator in fiscal 2022, partially offset by higher purchases of property, plant, and equipment in the current fiscal year period.
Cash Flows from Financing Activities
Cash used in financing activities for the first six months of fiscal 2023 was $32.2 million compared to cash provided by financing activities for the first six months of fiscal 2022 of $262.4 million. This change in cash flows from financing activities was mainly due to lower net borrowings, partially offset by lower share repurchases, in each case during the current fiscal year period compared to the prior fiscal year period. The net borrowings incurred during the prior fiscal year period were used in part to acquire Intimidator.
Liquidity and Capital Resources
As of May 5, 2023, we had available liquidity of $698.7 million, consisting of cash and cash equivalents of $151.3 million, of which $75.5 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $547.4 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.

Indebtedness
Our debt arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The following is a summary of our indebtedness:

(Dollars in thousands)	May 5, 2023	April 29, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$50,000	$200,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	200,000	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	—	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,133	124,071	124,102
Less: unamortized debt issuance costs	2,971	3,101	3,334
Total long-term debt	1,041,162	1,090,970	990,768
Less: current portion of long-term debt	—	100,000	—
Long-term debt, less current portion	$1,041,162	$990,970	$990,768
As of May 5, 2023, we had $50.0 million of outstanding borrowings under our revolving credit facility, and $2.6 million outstanding under the sublimit for standby letters of credit, which resulted in $547.4 million of unutilized availability under the revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.34 per share for the second quarter of fiscal 2023 that was paid on April 19, 2023. This was an increase of 13.3 percent over our cash dividend of $0.30 per share for the second quarter of fiscal 2022. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2023.
Share Repurchases
During the first six months of fiscal 2023, we repurchased 228,790 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of May 5, 2023, 7,297,816 shares remained available for repurchase under our Board authorized repurchase program. We expect to repurchase shares of our common stock throughout the remainder of fiscal 2023, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail within our most recently filed Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes to our customer financing arrangements during the first six months of fiscal 2023.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the six month periods ended May 5, 2023 and April 29, 2022 were $1,470.1 million and $1,209.7 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of May 5, 2023, April 29, 2022 and October 31, 2022 were $1,095.8 million, $650.7 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to us as of May 5, 2023, April 29, 2022 and October 31, 2022 were $34.7 million, $19.9 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six month periods ended May 5, 2023 and April 29, 2022 were $247.5 million and $266.2 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of May 5, 2023, April 29, 2022, and October 31, 2022 were $194.2 million, $223.7 million, and $220.0 million, respectively.

Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of May 5, 2023, April 29, 2022, and October 31, 2022, we were contingently liable to repurchase up to a maximum amount of $111.1 million, $85.6 million, and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 5, 2023 and April 29, 2022. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and six month periods ended May 5, 2023 and April 29, 2022:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	May 5, 2023	April 29, 2022	May 5, 2023	April 29, 2022
Gross profit	$479,721	$405,369	$875,645	$705,845
Acquisition-related costs[1]	—	1,024	225	1,024
Adjusted gross profit	$479,721	$406,393	$875,870	$706,869

Gross margin	35.8%	32.4%	35.2%	32.3%
Acquisition-related costs[1]	—%	0.1%	—%	0.1%
Adjusted gross margin	35.8%	32.5%	35.2%	32.4%

Operating earnings	$218,796	$170,577	$355,223	$262,203
Acquisition-related costs[1]	—	1,736	447	2,752
Adjusted operating earnings	$218,796	$172,313	$355,670	$264,955

Operating earnings margin	16.3%	13.7%	14.3%	12.0%
Acquisition-related costs[1]	—%	0.1%	—%	0.1%
Adjusted operating earnings margin	16.3%	13.8%	14.3%	12.1%

Earnings before income taxes	$210,819	$165,056	$342,133	$252,203
Acquisition-related costs[1]	—	1,736	447	2,752
Adjusted earnings before income taxes	$210,819	$166,792	$342,580	$254,955

Net earnings	$167,465	$131,125	$274,325	$200,635
Acquisition-related costs[1]	—	1,375	351	2,179
Tax impact of stock-based compensation[2]	(1,075)	(367)	(4,680)	(987)
Adjusted net earnings	$166,390	$132,133	$269,996	$201,827

Net earnings per diluted share	$1.59	$1.24	$2.60	$1.89
Acquisition-related costs[1]	—	0.01	—	0.03
Tax impact of stock-based compensation[2]	(0.01)	—	(0.04)	(0.01)
Adjusted net earnings per diluted share	$1.58	$1.25	$2.56	$1.91

Effective tax rate	20.6%	20.6%	19.8%	20.4%
Tax impact of stock-based compensation[2]	0.5%	0.2%	1.4%	0.4%
Adjusted effective tax rate	21.1%	20.8%	21.2%	20.8%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the six month period ended May 5, 2023 represent integration costs. Acquisition-related costs for the three and six month periods ended April 29, 2022 represent transaction and integration costs. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combination, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q.
2    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and six month periods ended May 5, 2023 and April 29, 2022.

Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the six month periods ended May 5, 2023 and April 29, 2022:

	Six Months Ended
(Dollars in thousands)	May 5, 2023	April 29, 2022
Net cash provided by operating activities	$61,639	$42,864
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	62,963	35,969
Free cash flow	(1,324)	6,895
Net earnings	$274,325	$200,635
Free cash flow conversion percentage	(0.5)%	3.4%
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

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2023 through fiscal 2025. All items are non-trading and stated in U.S. dollars. As of May 5, 2023, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.7018	$106,484	$111,200	$4,716
Buy U.S. dollar/Sell Canadian dollar	1.3101	41,143	42,578	1,435
Buy U.S. dollar/Sell Euro	1.1294	165,716	167,293	1,577
Buy U.S. dollar/Sell British pound	1.2710	51,158	51,767	609
Buy Mexican peso/Sell U.S. dollar	21.7450	$44,884	$51,415	$6,531
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of May 5, 2023 includes $524.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $50.0 million outstanding on our variable rate revolving credit facility.
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
With the exception of internal control related integration activities associated with our acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended May 5, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's second quarter ended May 5, 2023:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
February 4, 2023 through March 3, 2023	—	$—	—	7,526,606
March 4, 2023 through March 31, 2023	91,483	109.16	91,483	7,435,123
April 1, 2023 through May 5, 2023	138,585	104.34	137,307	7,297,816
Total	230,068	$106.25	228,790
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 228,790 shares under this program during the period indicated above and as a result, 2,297,816 shares remained available to repurchase under this authorized stock repurchase program as of May 5, 2023.
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
3    Includes 1,278 shares of the company’s common stock purchased in open-market transactions at an average price of $105.15 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,278 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
On June 6, 2023, the Board of Directors of TTC elected Joanna M. Totsky to the position of Vice President, General Counsel and Corporate Secretary, effective as of her first date of employment with TTC which is expected to be June 19, 2023. Also on that date, the title for Amy E. Dahl, a named executive officer in TTC’s Proxy Statement for its Annual Meeting held on March 21, 2023 and the current Vice President, International, General Counsel and Corporate Secretary, will change to Vice President, International.
Also on June 6, 2023, Renee J. Peterson, a named executive officer in TTC’s Proxy Statement for its Annual Meeting of Shareholders held on March 21, 2023 and the current Vice President, Finance, notified TTC that her date of retirement from TTC will be July 19, 2023. Ms. Peterson’s retirement was previously disclosed in a Current Report on Form 8-K filed on February 14, 2023, without a retirement date certain.

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

3.3 and 4.3
Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 30, 2023, Commission File No. 1-8649).

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

10.1
Offer Letter dated February 13, 2023 between The Toro Company and Angela C. Drake (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 2023, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2023, filed with the SEC on June 8, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended May 5, 2023 and April 29, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended May 5, 2023 and April 29, 2022, (iii) Condensed Consolidated Balance Sheets as of May 5, 2023, April 29, 2022, and October 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended May 5, 2023 and April 29, 2022, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended May 5, 2023 and April 29, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 8, 2023	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)