Form 10-Q
period 2023-08-04
TORO CO
filed 2023-09-07
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 4, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 31, 2023 was 103,844,080.

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
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, such as but not limited to: economic uncertainty; business slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; changing consumer preferences; inflationary or deflationary pressures; higher short-term, mortgage, and other interest rates; increased or prolonged high or low unemployment rates and tight labor markets; higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, or improvement; golf course closures; reduced customer, governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction, or sales; home foreclosures; the impact of U.S. federal debt, state debt, and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; and general economic and political conditions and expectations;
•Effect that weather conditions or climate change have on demand for our products and operations, including our supply chain;
•Continuing disruption, and/or shortages in the availability of and the cost of commodities, components, parts, or accessories used in our products;
•Our ability to maintain appropriate inventory levels, including as a result of global supply chain disruptions or changes in purchasing patterns by customers, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
•Risks associated with our acquisitions and alliances, strong customer relations, and new joint ventures, investments, or partnerships and our failure to successfully complete divestitures or other restructuring activities, including without limitation our ability to integrate acquired businesses and to address material issues both identified and not uncovered during our due diligence review, loss of substantial customers, and the ability of acquired companies or our alliances, joint ventures, investments or partnerships to achieve satisfactory operating results, including results being accretive to earnings, realization of synergies and expected cash flow generation, which could lead to impairment, restructuring, and other charges;
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
•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, the war between Ukraine and Russia and the related sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other potential conflicts;
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
•Risks associated with a possible U.S. governmental shutdown and its impact on the U.S. economy, capital markets and our business;
•Our ability to achieve our financial projections or other business initiatives in the time periods that we anticipate or at all;
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates; and
•Impact of increased scrutiny on our environmental, social and governance (“ESG”) practices, our ability to meet our ESG company goals and recent and SEC rule making on ESG, as well as cybersecurity, stock repurchase, executive compensation and other disclosures.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss) Earnings (Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net sales	$1,081,784	$1,160,550	$3,569,950	$3,342,678
Cost of sales	709,430	760,644	2,321,951	2,236,927
Gross profit	372,354	399,906	1,247,999	1,105,751
Selling, general and administrative expense	240,163	236,858	760,585	680,500
Non-cash impairment charges	151,263	—	151,263	—
Operating (loss) earnings	(19,072)	163,048	336,151	425,251
Interest expense	(14,987)	(9,182)	(43,822)	(24,219)
Other income, net	5,496	3,225	21,241	8,262
(Loss) earnings before income taxes	(28,563)	157,091	313,570	409,294
Income tax (benefit) provision	(13,600)	31,941	54,208	83,509
Net (loss) earnings	$(14,963)	$125,150	$259,362	$325,785

Basic net (loss) earnings per share of common stock	$(0.14)	$1.19	$2.48	$3.10

Diluted net (loss) earnings per share of common stock	$(0.14)	$1.19	$2.46	$3.08

Weighted-average number of shares of common stock outstanding — Basic	104,286	104,827	104,479	104,931

Weighted-average number of shares of common stock outstanding — Diluted	104,286	105,448	105,409	105,754
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net (loss) earnings	$(14,963)	$125,150	$259,362	$325,785
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,013)	(5,792)	16,974	(21,190)
Derivative instruments, net of tax of $(199); $863; $(5,799); and $4,895, respectively	606	2,472	(14,441)	16,043
Other comprehensive (loss) income, net of tax	(1,407)	(3,320)	2,533	(5,147)
Comprehensive (loss) income	$(16,370)	$121,830	$261,895	$320,638
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)

	August 4, 2023	July 29, 2022	October 31, 2022
ASSETS
Cash and cash equivalents	$147,926	$231,564	$188,250
Receivables, net	390,677	350,657	332,713
Inventories, net	1,112,692	939,274	1,051,109
Prepaid expenses and other current assets	80,493	82,861	103,279
Total current assets	1,731,788	1,604,356	1,675,351

Property, plant, and equipment, net	624,963	531,816	571,661
Goodwill	451,264	583,803	583,297
Other intangible assets, net	549,190	595,141	585,832
Right-of-use assets	116,623	73,349	76,121
Investment in finance affiliate	48,528	31,389	39,349
Deferred income taxes	41,711	961	5,310
Other assets	21,823	19,134	19,077
Total assets	$3,585,890	$3,439,949	$3,555,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$—	$65,000	$—
Accounts payable	407,366	487,030	578,624
Accrued liabilities	482,304	443,557	469,242
Short-term lease liabilities	17,828	15,675	15,747
Total current liabilities	907,498	1,011,262	1,063,613

Long-term debt, less current portion	1,061,309	990,616	990,768
Long-term lease liabilities	101,221	60,921	63,604
Deferred income taxes	109	50,332	44,272
Other long-term liabilities	38,670	40,216	42,040

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 103,834,891 shares as of August 4, 2023, 104,193,673 shares as of July 29, 2022, and 103,969,805 shares as of October 31, 2022	103,835	104,194	103,970
Retained earnings	1,403,840	1,213,551	1,280,856
Accumulated other comprehensive loss	(30,592)	(31,143)	(33,125)
Total stockholders’ equity	1,477,083	1,286,602	1,351,701
Total liabilities and stockholders’ equity	$3,585,890	$3,439,949	$3,555,998
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	August 4, 2023	July 29, 2022
Cash flows from operating activities:
Net earnings	$259,362	$325,785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(14,099)	(5,814)
Distributions from (Contributions to) finance affiliate, net	4,920	(4,905)
Depreciation of property, plant, and equipment	56,551	54,269
Amortization of other intangible assets	26,828	24,760
Stock-based compensation expense	14,382	17,105
Non-cash impairment charges	151,263	—
Other	720	3,893
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(52,757)	(38,118)
Inventories, net	(46,580)	(173,000)
Other assets	(74,258)	(32,483)
Accounts payable	(174,743)	(24,858)
Other liabilities	3,076	7,929
Net cash provided by operating activities	154,665	154,563

Cash flows from investing activities:
Purchases of property, plant, and equipment	(105,700)	(75,772)
Proceeds from insurance claim	7,114	—
Business combinations, net of cash acquired	(20,971)	(402,386)
Asset acquisitions, net of cash acquired	—	(7,225)
Proceeds from asset disposals	399	197
Proceeds from sale of a business	—	4,605
Net cash used in investing activities	(119,158)	(480,581)

Cash flows from financing activities:
Borrowings under debt arrangements	515,000	700,000
Repayments under debt arrangements	(445,000)	(335,000)
Proceeds from exercise of stock options	19,398	4,440
Payments of withholding taxes for stock awards	(3,748)	(2,308)
Purchases of TTC common stock	(60,040)	(110,004)
Dividends paid on TTC common stock	(106,505)	(94,401)
Other	(1,525)	—
Net cash (used in) provided by financing activities	(82,420)	162,727

Effect of exchange rates on cash and cash equivalents	6,589	(10,757)

Net decrease in cash and cash equivalents	(40,324)	(174,048)
Cash and cash equivalents as of the beginning of the fiscal period	188,250	405,612
Cash and cash equivalents as of the end of the fiscal period	$147,926	$231,564
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 5, 2023	$104,136	$1,485,046	$(29,185)	$1,559,997
Cash dividends paid on common stock - $0.34 per share	—	(35,417)	—	(35,417)
Issuance of 56,006 shares of common stock under stock-based compensation plans	56	1,791	—	1,847
Stock-based compensation expense	—	3,634	—	3,634
Purchase of 356,757 shares of common stock	(357)	(36,251)	—	(36,608)
Other comprehensive loss	—	—	(1,407)	(1,407)
Net loss	—	(14,963)		(14,963)
Balance as of August 4, 2023	$103,835	$1,403,840	$(30,592)	$1,477,083

Balance as of October 31, 2022	$103,970	$1,280,856	$(33,125)	$1,351,701
Cash dividends paid on common stock - $1.02 per share	—	(106,505)	—	(106,505)
Issuance of 490,469 shares of common stock under stock-based compensation plans	490	18,922	—	19,412
Stock-based compensation expense	—	14,382	—	14,382
Contribution of 14,270 shares of common stock to a deferred compensation trust	(14)	—	—	(14)
Purchase of 611,113 shares of common stock	(611)	(63,177)	—	(63,788)
Other comprehensive income	—	—	2,533	2,533
Net earnings	—	259,362		259,362
Balance as of August 4, 2023	$103,835	$1,403,840	$(30,592)	$1,477,083

Balance as of April 29, 2022	$104,568	$1,146,771	$(27,823)	$1,223,516
Cash dividends paid on common stock - $0.30 per share	—	(31,447)	—	(31,447)
Issuance of 80,153 shares of common stock under stock-based compensation plans	81	2,112	—	2,193
Stock-based compensation expense	—	5,972	—	5,972
Purchase of 454,482 shares of common stock	(455)	(35,007)	—	(35,462)
Other comprehensive loss	—	—	(3,320)	(3,320)
Net earnings	—	125,150	—	125,150
Balance as of July 29, 2022	$104,194	$1,213,551	$(31,143)	$1,286,602

Balance as of October 31, 2021	$105,206	$1,071,922	$(25,996)	$1,151,132
Cash dividends paid on common stock - $0.90 per share	—	(94,401)	—	(94,401)
Issuance of 233,491 shares of common stock under stock-based compensation plans	234	4,239	—	4,473
Stock-based compensation expense	—	17,105	—	17,105
Contribution of 33,162 shares of common stock to a deferred compensation trust	(33)	—	—	(33)
Purchase of 1,212,390 shares of common stock	(1,213)	(111,099)	—	(112,312)
Other comprehensive loss	—	—	(5,147)	(5,147)
Net earnings	—	325,785	—	325,785
Balance as of July 29, 2022	$104,194	$1,213,551	$(31,143)	$1,286,602
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 4, 2023

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the nine months ended August 4, 2023 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2023.
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

Dealer Acquisition
On May 9, 2023, during the third quarter of fiscal 2023, the company completed the acquisition of substantially all of the assets of, and assumed certain liabilities for, a U.S. based dealer of underground construction equipment. The purchase price of this acquisition was allocated to the identifiable assets acquired and liabilities assumed based on estimates of their fair value and no goodwill or indefinite-lived intangible assets were recorded. The company finalized the purchase accounting for this acquisition during the third quarter of fiscal 2023. Additional purchase accounting disclosures have been omitted due to immateriality of this acquisition in relation to the company's Consolidated Financial Condition and Results of Operations.
Intimidator Group
On January 13, 2022 ("the closing date"), during the first quarter of fiscal 2022, the company acquired the privately-held Intimidator Group ("Intimidator") for net aggregate purchase consideration of $399.8 million ("the purchase price"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan® brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers including homeowners who prefer professional solutions. The acquisition of Intimidator broadened the company's Professional reportable segment and expanded its manufacturing footprint and dealer network.
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
Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit. For additional information regarding these impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, Net.

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

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in thousands):

Three Months Ended August 4, 2023	Professional	Residential	Other	Total
Net sales	$896,321	$175,314	$10,149	$1,081,784
Intersegment gross sales (eliminations)	11,640	39	(11,679)	—
Earnings (loss) before income taxes[1]	$13,049	$3,848	$(45,460)	$(28,563)

Nine Months Ended August 4, 2023	Professional	Residential	Other	Total
Net sales	$2,845,714	$705,765	$18,471	$3,569,950
Intersegment gross sales (eliminations)	35,471	99	(35,570)	—
Earnings (loss) before income taxes[1]	384,621	64,411	(135,462)	313,570
Total assets	$2,723,127	$537,834	$324,929	$3,585,890

Three Months Ended July 29, 2022	Professional	Residential	Other	Total
Net sales	$886,232	$269,962	$4,356	$1,160,550
Intersegment gross sales (eliminations)	10,436	15	(10,451)	—
Earnings (loss) before income taxes	$166,191	$26,348	$(35,448)	$157,091

Nine Months Ended July 29, 2022	Professional	Residential	Other	Total
Net sales	$2,484,927	$845,039	$12,712	$3,342,678
Intersegment gross sales (eliminations)	23,201	50	(23,251)	—
Earnings (loss) before income taxes	424,833	95,203	(110,742)	409,294
Total assets	$2,625,481	$407,218	$407,250	$3,439,949
1    The Professional reportable segment earnings (loss) before income taxes includes $151.3 million of non-cash impairment charges recorded during the preparation of the financial statements for the third quarter of fiscal 2023 related to the Intimidator operating segment. For additional information regarding the impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, Net.
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Corporate expenses	$(33,999)	$(30,816)	$(110,694)	$(94,359)
Interest expense	(14,987)	(9,182)	(43,822)	(24,219)
Earnings from the company's wholly-owned domestic distribution company and other income, net	3,526	4,550	19,054	7,836
Total operating loss	$(45,460)	$(35,448)	$(135,462)	$(110,742)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in thousands):

Three Months Ended August 4, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$777,284	$169,070	$5,214	$951,568
Irrigation	119,037	6,244	4,935	130,216
Total net sales	$896,321	$175,314	$10,149	$1,081,784

Revenue by geographic market:
United States	$690,810	$145,861	$10,149	$846,820
International countries	205,511	29,453	—	234,964
Total net sales	$896,321	$175,314	$10,149	$1,081,784

Nine Months Ended August 4, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,486,947	$682,770	$11,512	$3,181,229
Irrigation	358,767	22,995	6,959	388,721
Total net sales	$2,845,714	$705,765	$18,471	$3,569,950

Revenue by geographic market:
United States	$2,225,498	$569,295	$18,471	$2,813,264
International countries	620,216	136,470	—	756,686
Total net sales	$2,845,714	$705,765	$18,471	$3,569,950

Three Months Ended July 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$780,738	$265,469	$1,102	$1,047,309
Irrigation	105,494	4,493	3,254	113,241
Total net sales	$886,232	$269,962	$4,356	$1,160,550

Revenue by geographic market:
United States	$710,386	$229,666	$4,356	$944,408
International countries	175,846	40,296	—	216,142
Total net sales	$886,232	$269,962	$4,356	$1,160,550

Nine Months Ended July 29, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,149,549	$823,536	$6,207	$2,979,292
Irrigation	335,378	21,503	6,505	363,386
Total net sales	$2,484,927	$845,039	$12,712	$3,342,678

Revenue by geographic market:
United States	$1,969,933	$703,234	$12,712	$2,685,879
International countries	514,994	141,805	—	656,799
Total net sales	$2,484,927	$845,039	$12,712	$3,342,678

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of August 4, 2023 and October 31, 2022, $25.0 million and $28.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended August 4, 2023, the company recognized $3.5 million and $12.4 million, respectively, of the October 31, 2022 deferred revenue balance within net sales in the Condensed Consolidated Statements of (Loss) Earnings. The company expects to recognize approximately $2.3 million of the October 31, 2022 deferred revenue amount within net sales throughout the remainder of fiscal 2023, $8.0 million in fiscal 2024, and $5.3 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Impairment
Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. Goodwill is assessed for impairment at the reporting unit level and the company's reporting units are its 12 operating segments. Indefinite-lived intangible assets are assessed for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Through the second quarter of fiscal 2023, the company previously assessed qualitative factors, including overall financial performance such as actual and projected cash flows, revenues, and earnings, and concluded it was not more likely than not that the indefinite-lived Spartan trade name intangible asset was impaired nor that the fair value of the Intimidator reporting unit was less than its carrying amount.
During the preparation of the financial statements for the third quarter of fiscal 2023, the company identified deterioration in year-to-date fiscal 2023 results of Intimidator compared to previous expectations and resulting downward revisions to the company's projected future results of Intimidator made during the third quarter of fiscal 2023 as part of the company's annual long range strategic planning process, including future expected cash flows, which were significantly lower than previously expected. The underperformance was attributable to summer seasonality trends that did not materialize primarily due to reduced retail demand from homeowners who prefer professional solutions. This reduced retail demand from homeowners who prefer professional solutions was driven by persistent hot and dry weather patterns across key regions, coupled with a number of macro factors, including higher interest rates, economic uncertainty, and consumer spending preferences following the exceptional demand during the pandemic. Additionally, the company had previously replenished the Intimidator customer channel, which, combined with the reduced retail demand, caused a significant reduction in shipments and customer reorders during the third quarter of fiscal 2023, as well as a material reduction in projected future financial results for Intimidator.
Based on the above factors, the company concluded it was more likely than not that the indefinite-lived Spartan trade name intangible asset was impaired and that the fair value of the Intimidator reporting unit was less than its carrying amount. As such, the company performed quantitative impairment analyses to compare the fair value of the Spartan trade name intangible asset and the Intimidator reporting unit with their respective carrying amounts. Prior to the end of the third quarter of fiscal 2023, the company did not have a material uncertainty associated with the assets of the Intimidator reporting unit, and therefore, did not previously report an early warning disclosure.
The fair value of the Spartan trade name was determined using the relief-from-royalty method under the income approach which utilized various inputs and assumptions, including projected revenues from the company's forecasting process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to forecasted revenues, and a discount rate. The fair value of the Intimidator reporting unit under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which utilized various inputs and assumptions, including projected operating results and growth rates from the company's forecasting process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Inputs used to estimate these fair values included significant unobservable inputs that reflect the company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.

As a result of these analyses, at the end of the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset was $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit was $30.5 million. The charges are included in the Non-cash impairment charges caption on the Condensed Consolidated Statements of (Loss) Earnings. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2023 were as follows:

(Dollars in thousands)	Professional	Residential	Other	Total
Balance as of October 31, 2022	$573,031	$10,266	$—	$583,297
Non-cash impairment charge	(133,263)	—	—	(133,263)
Translation adjustments	1,080	150	—	1,230
Balance as of August 4, 2023	$440,848	$10,416	$—	$451,264
Other Intangible Assets, Net
The components of other intangible assets, net as of August 4, 2023, July 29, 2022, and October 31, 2022 were as follows (dollars in thousands):

August 4, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,218	$(15,864)	$2,354
Non-compete agreements	5.5	6,858	(6,851)	7
Customer-related	15.7	329,059	(101,952)	227,107
Developed technology	7.1	102,108	(60,776)	41,332
Trade names	13.7	10,740	(3,921)	6,819
Backlog and other	0.6	5,730	(5,730)	—
Total finite-lived	13.2	472,713	(195,094)	277,619
Indefinite-lived - trade names		271,571	—	271,571
Total other intangible assets, net		$744,284	$(195,094)	$549,190

July 29, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,252	$(15,178)	$3,074
Non-compete agreements	5.5	6,887	(6,861)	26
Customer-related	16.0	321,113	(78,017)	243,096
Developed technology	7.1	102,013	(50,412)	51,601
Trade names	13.7	10,689	(3,267)	7,422
Backlog and other	0.6	5,730	(5,280)	450
Total finite-lived	13.4	464,684	(159,015)	305,669
Indefinite-lived - trade names		289,472	—	289,472
Total other intangible assets, net		$754,156	$(159,015)	$595,141

October 31, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18,210	$(15,317)	$2,893
Non-compete agreements	5.5	6,851	(6,829)	22
Customer-related	16.0	320,959	(83,805)	237,154
Developed technology	7.1	101,915	(53,001)	48,914
Trade names	13.8	10,667	(3,395)	7,272
Backlog and other	0.6	5,730	(5,505)	225
Total finite-lived	13.4	464,332	(167,852)	296,480
Indefinite-lived - trade names		289,352	—	289,352
Total other intangible assets, net		$753,684	$(167,852)	$585,832
Amortization expense for finite-lived intangible assets for the three and nine months ended August 4, 2023 was $8.9 million and $26.8 million, respectively. Amortization expense for finite-lived intangibles assets for the three and nine months ended July 29, 2022 was $9.1 million and $24.8 million, respectively. As of August 4, 2023, estimated amortization expense for the remainder of fiscal 2023 and succeeding fiscal years is as follows:

(Dollars in thousands)	August 4, 2023
2023 (remaining)	$8,905
2024	34,568
2025	31,715
2026	30,534
2027	25,601
2028	22,305
Thereafter	123,991
Total estimated amortization expense	$277,619

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$70,000	$65,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	200,000	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,148	124,086	124,102
Less: unamortized debt issuance costs	2,839	3,470	3,334
Total long-term debt	1,061,309	1,055,616	990,768
Less: current portion of long-term debt	—	65,000	—
Long-term debt, less current portion	$1,061,309	$990,616	$990,768

As of August 4, 2023, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2023 and succeeding fiscal years are as follows:

(Dollars in thousands)	August 4, 2023
2023 (remaining)	$—
2024	—
2025	37,000
2026	333,000
2027	270,000
2028	—
Thereafter	425,000
Total principal payments required	$1,065,000
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of August 4, 2023.

7	Inventories, Net
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
Inventories, net were as follows:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
Raw materials and work in process	$435,070	$402,719	$482,884
Finished goods and service parts	847,494	672,042	738,097
Total FIFO and average cost value	1,282,564	1,074,761	1,220,981
Less: adjustment to LIFO value	169,872	135,487	169,872
Total inventories, net	$1,112,692	$939,274	$1,051,109

8	Property, Plant, and Equipment, Net
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Condensed Consolidated Statements of (Loss) Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.

Property, plant, and equipment, net was as follows:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
Land and land improvements	$63,020	$57,169	$59,550
Buildings and leasehold improvements	331,052	326,111	324,343
Machinery and equipment	585,337	535,303	557,588
Tooling	235,417	221,290	225,865
Computer hardware and software	108,211	96,834	104,713
Construction in process	204,317	141,503	144,418
Property, plant, and equipment, gross	1,527,354	1,378,210	1,416,477
Less: accumulated depreciation	902,391	846,394	844,816
Property, plant, and equipment, net	$624,963	$531,816	$571,661

9	Product Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Beginning balance	$153,947	$126,830	$134,541	$116,783
Changes in accrual related to warranties during the period (1)	20,521	20,873	69,956	59,757
Acquisitions	—	2,466	—	5,663
Payments made during the period (1)	(24,099)	(20,580)	(60,842)	(52,143)
Changes in accrual related to pre-existing warranties (1)	962	1,429	7,676	958
Ending balance	$151,331	$131,018	$151,331	$131,018
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $800.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of August 4, 2023, July 29, 2022 and October 31, 2022 was $48.5 million, $31.4 million, and $39.3 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Stock option awards	$1,984	$2,664	$6,287	$7,207
Performance share awards	(195)	1,697	1,923	5,235
Restricted stock unit awards	1,845	1,611	5,086	4,034
Unrestricted common stock awards	—	—	1,086	629
Total compensation cost for stock-based compensation awards	$3,634	$5,972	$14,382	$17,105
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first nine months of the following fiscal periods:

	Fiscal 2023	Fiscal 2022
Expected life of option in years	6.31	6.19
Expected stock price volatility	25.20%	23.74%
Risk-free interest rate	3.79%	1.31%
Expected dividend yield	0.95%	0.94%
Per share weighted-average fair value at date of grant	$33.21	$22.55
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2023 and 2022 was $112.14 and $98.41, respectively. No performance share awards were granted during the second or third quarters of fiscal 2023 and 2022.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2023 and 2022 was $103.46 and $89.19, respectively.
Unrestricted Common Stock Awards
During the first nine months of fiscal 2023 and 2022, 10,329 and 6,453 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of (Loss) Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second or third quarters of fiscal 2023 and 2022.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
Foreign currency translation adjustments	$34,347	$40,725	$51,321
Pension benefits	3,621	3,899	3,621
Cash flow derivative instruments	(7,376)	(13,481)	(21,817)
Total accumulated other comprehensive loss	$30,592	$31,143	$33,125

The components and activity of AOCL, net of tax, for the three and nine month periods ended August 4, 2023 and July 29, 2022 were as follows:

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 5, 2023	$32,334	$3,621	$(6,770)	$29,185
Other comprehensive loss before reclassifications	2,013	—	2,574	4,587
Amounts reclassified from AOCL	—	—	(3,180)	(3,180)
Net current period other comprehensive loss (income)	2,013	—	(606)	1,407
Balance as of August 4, 2023	$34,347	$3,621	$(7,376)	$30,592

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51,321	$3,621	$(21,817)	$33,125
Other comprehensive (income) loss before reclassifications	(16,974)	—	27,200	10,226
Amounts reclassified from AOCL	—	—	(12,759)	(12,759)
Net current period other comprehensive (income) loss	(16,974)	—	14,441	(2,533)
Balance as of August 4, 2023	$34,347	$3,621	$(7,376)	$30,592

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of April 29, 2022	$34,933	$3,899	$(11,009)	$27,823
Other comprehensive loss (income) before reclassifications	5,792	—	(632)	5,160
Amounts reclassified from AOCL	—	—	(1,840)	(1,840)
Net current period other comprehensive loss (income)	5,792	—	(2,472)	3,320
Balance as of July 29, 2022	$40,725	$3,899	$(13,481)	$31,143

(Dollars in thousands)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19,535	$3,899	$2,562	$25,996
Other comprehensive loss (income) before reclassifications	21,190	—	(14,448)	6,742
Amounts reclassified from AOCL	—	—	(1,595)	(1,595)
Net current period other comprehensive loss (income)	21,190	—	(16,043)	5,147
Balance as of July 29, 2022	$40,725	$3,899	$(13,481)	$31,143
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliations of basic and diluted weighted-average number of shares of common stock outstanding were as follows:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Basic
Weighted-average number of shares of common stock	104,286	104,827	104,473	104,924
Assumed issuance of contingent shares	—	—	6	7
Weighted-average number of shares of common stock outstanding - Basic	104,286	104,827	104,479	104,931

Diluted
Weighted-average number of shares of common stock outstanding - Basic	104,286	104,827	104,479	104,931
Effect of dilutive shares	—	621	930	823
Weighted-average number of shares of common stock outstanding - Diluted	104,286	105,448	105,409	105,754
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,410,092 and 1,066,621 shares of common stock during the third quarter of fiscal 2023 and 2022, respectively, and to purchase 483,650 and 896,184 shares of common stock during the first nine months of fiscal 2023 and 2022, respectively, were excluded from the computation of diluted net (loss) earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the nine months ended August 4, 2023 and July 29, 2022 were $2,160.8 million and $1,886.1 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of August 4, 2023, July 29, 2022, and October 31, 2022 were $1,010.5 million, $690.7 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to the company as of August 4, 2023, July 29, 2022, and October 31, 2022 were $30.4 million, $14.4 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine months ended August 4, 2023 and July 29, 2022 were $367.6 million and $458.9 million, respectively. As of August 4, 2023, July 29, 2022, and October 31, 2022, $187.2 million, $205.1 million and $220.0 million of receivables financed by HCFC and the other third-party financial institutions were outstanding, respectively.

Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of August 4, 2023, July 29, 2022 and October 31, 2022, the company was contingently liable to repurchase up to a maximum amount of $118.8 million, $79.9 million and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 4, 2023 and July 29, 2022.
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
The company enters into contracts that are, or contain, operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, service, marketing, and distribution activities. Contracts that explicitly or implicitly relate to property, plant, and equipment are assessed at inception to determine if the contract is, or contains, a lease. Such contracts for operating lease agreements convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and generally includes all non-cancelable periods. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within cost of sales or selling, general and administrative expense within the Condensed Consolidated Statements of (Loss) Earnings as dictated by the nature and use of the underlying asset. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Operating lease expense	$6,117	$3,833	$19,047	$16,304
Short-term lease expense	1,543	303	3,455	3,445
Variable lease expense	50	12	132	12
Total lease expense	$7,710	$4,148	$22,634	$19,761
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022
Operating cash flows for amounts included in the measurement of lease liabilities	$16,477	$14,129
Right-of-use assets obtained in exchange for lease obligations	$54,065	$18,236
The following table presents other lease information related to the company's operating leases:

	August 4, 2023	July 29, 2022	October 31, 2022
Weighted-average remaining lease term of operating leases in years	9.2	6.2	6.0
Weighted-average discount rate of operating leases	4.12%	2.99%	3.53%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of August 4, 2023:

(Dollars in thousands)	August 4, 2023
2023 (remaining)	$4,112
2024	23,287
2025	21,269
2026	15,574
2027	12,078
Thereafter	68,393
Total future minimum operating lease payments	144,713
Less: imputed interest	25,664
Present value of operating lease liabilities	$119,049

16	Derivative Instruments and Hedging Activities
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
Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of (Loss) Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Condensed Consolidated Statements of (Loss) Earnings is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and costs associated with foreign plant operations, including purchases from suppliers, are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of (Loss) Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of (Loss) Earnings line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Condensed Consolidated Statements of (Loss) Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Condensed Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Condensed Consolidated Statements of (Loss) Earnings.
As of August 4, 2023, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $306.9 million.
Derivatives Not Designated as Cash Flow Hedging Instruments
The company also enters into foreign currency contracts that include forward currency contracts to mitigate the remeasurement of specific assets and liabilities on the Condensed Consolidated Balance Sheets. These contracts are not designated as cash flow hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the Condensed Consolidated Statements of (Loss) Earnings together with the transaction gain or loss from the hedged balance sheet position.
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$9,940	$17,723	$27,733
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	3,823	4,618	5,523
Total derivative assets	$13,763	$22,341	$33,256

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$76	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	14	18	—
Total derivative liabilities	$90	$18	$—
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

The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$14,931	$22,424	$33,256
Derivative liabilities offsetting derivative assets	1,168	83	—
Net amount of derivative assets	$13,763	$22,341	$33,256

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$95	$18	$—
Derivative assets offsetting derivative liabilities	5	—	—
Net amount of derivative liabilities	$90	$18	$—
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of (Loss) Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive (Loss) Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended August 4, 2023 and July 29, 2022:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Reclassified from AOCL into Earnings
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1,962	$1,640	$(846)	$2,508
Cost of sales	1,218	200	1,452	(36)
Total derivatives designated as cash flow hedging instruments	$3,180	$1,840	$606	$2,472

	Nine Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$9,723	$1,431	$(18,099)	$14,836
Cost of sales	3,036	164	3,658	1,207
Total derivatives designated as cash flow hedging instruments	$12,759	$1,595	$(14,441)	$16,043
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of (Loss) Earnings during the third quarter and first nine months of fiscal 2023 and fiscal 2022, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of August 4, 2023, the company expects to reclassify approximately $6.8 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of (Loss) Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	August 4, 2023		July 29, 2022
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of (Loss) Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,081,784	$(709,430)	$1,160,550	$(760,644)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	1,962	1,218	1,640	200
(loss) gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(356)	$762	$646	$627

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in thousands)	August 4, 2023		July 29, 2022
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of (Loss) Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,569,950	$(2,321,951)	$3,342,678	$(2,236,927)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	9,723	3,036	1,431	164
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2,036	$1,777	$(930)	$1,180
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of (Loss) Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
(Loss) gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other (loss) income, net	$(2,730)	$(344)	$(4,530)	$3,639
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$(2,730)	$(344)	$(4,530)	$3,639

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of August 4, 2023, July 29, 2022, and October 31, 2022, according to the valuation technique utilized to determine their fair values (dollars in thousands):

		Fair Value Measurements Using Inputs Considered as:
August 4, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$13,763	$—	$13,763	$—
Total assets	$13,763	$—	$13,763	$—

Liabilities:
Forward currency contracts	$90	$—	$90	$—
Total liabilities	$90	$—	$90	$—

		Fair Value Measurements Using Inputs Considered as:
July 29, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$22,341	$—	$22,341	$—
Total assets	$22,341	$—	$22,341	$—

Liabilities:
Forward currency contracts	$18	$—	$18	$—
Total liabilities	$18	$—	$18	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$33,256	$—	$33,256	$—
Total assets	$33,256	$—	$33,256	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. For additional information regarding impairment related fair value measurements, refer to Note 5, Goodwill and Other Intangible Assets, Net. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations when applicable. Alternatively, under a cost accumulation model, the company measures the fair values of net assets acquired as part of an asset acquisition before allocating the cost of the asset acquisition to the net assets acquired on the basis of their relative fair values. For additional information on the company's business combination and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations.

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of August 4, 2023, July 29, 2022, and October 31, 2022, the company's long-term debt included $524.1 million, $524.1 million, and $524.1 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of August 4, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $497.7 million compared to its gross carrying amount of $524.1 million. As of July 29, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $541.0 million compared to its gross carrying amount of $524.1 million. As of October 31, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $489.8 million compared to its gross carrying amount of $524.1 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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
Acquisition of Intimidator Group
On January 13, 2022 ("the closing date"), during the first quarter of fiscal 2022, we acquired the privately-held Intimidator Group ("Intimidator"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan® brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers including homeowners who prefer professional solutions. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. The aggregate purchase consideration was $399.8 million. Subsequent to the closing date, Intimidator's results of operations have been included within our Professional reportable segment in our Condensed Consolidated Financial Statements and had an

incremental impact to our Professional reportable segment net sales for the first twelve months post acquisition, or through the first quarter of fiscal 2023. For the nine months ended August 4, 2023, Intimidator's results of operations had an incremental impact on our Professional segment net sales of $49.6 million. Intimidator's operations, excluding the non-cash impairment charges recorded at the end of the third quarter of fiscal 2023, had an immaterial impact on Professional segment earnings for the nine months ended August 4, 2023. For additional information regarding the acquisition, refer to Note 2, Business Combinations, in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment
During the preparation of our financial statements for the third quarter of fiscal 2023, we identified deterioration in year-to-date fiscal 2023 results of Intimidator compared to previous expectations and resulting downward revisions to our projected future results of Intimidator made during the third quarter of fiscal 2023 as part of our annual long range strategic planning process, including future expected cash flows, which were significantly lower than previously expected. The underperformance was attributable to summer seasonality trends that did not materialize primarily due to reduced retail demand from homeowners who prefer professional solutions. This reduced retail demand from homeowners who prefer professional solutions was driven by persistent hot and dry weather patterns across key regions, coupled with a number of macro factors, including higher interest rates, economic uncertainty, and consumer spending preferences following the exceptional demand during the pandemic. Additionally, we had previously replenished the Intimidator customer channel, which, combined with the reduced retail demand, caused a significant reduction in shipments and customer reorders during the third quarter of fiscal 2023, as well as a material reduction in projected future financial results for Intimidator.
Based on the above factors, we concluded it was more likely than not that the indefinite-lived Spartan trade name intangible asset was impaired and that the fair value of the Intimidator reporting unit was less than its carrying amount. As such, we performed quantitative impairment analyses to compare the fair value of the Spartan trade name intangible asset and the Intimidator reporting unit with their respective carrying amounts.
As a result of these analyses, at the end of the third quarter of fiscal 2023, we recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, we recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset is $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit is $30.5 million. These impairment charges are included in the Non-cash impairment charges caption on the Condensed Consolidated Statements of (Loss) Earnings. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
RESULTS OF OPERATIONS
Overview
Consolidated net sales for the third quarter of fiscal 2023 were $1,081.8 million, down 6.8 percent compared to $1,160.6 million in the third quarter of fiscal 2022. For the first nine months of fiscal 2023, consolidated net sales were $3,570.0 million, up 6.8 percent compared to $3,342.7 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2023 were $896.3 million, an increase of 1.1 percent compared to $886.2 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2023, Professional segment net sales were $2,845.7 million, an increase of 14.5 percent compared to $2,484.9 million in the prior fiscal year comparable period.
Residential segment net sales for the third quarter of fiscal 2023 were $175.3 million, a decrease of 35.1 percent compared to $270.0 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2023, Residential segment net sales were $705.8 million, a decrease of 16.5 percent compared to $845.0 million in the prior fiscal year comparable period.
Primarily as a result of the non-cash impairment charges, we incurred a net loss for the third quarter of fiscal 2023 of $15.0 million, or $0.14 net loss per diluted share, compared to net earnings of $125.2 million, or $1.19 per diluted share, for the third quarter of fiscal 2022. Net earnings for the first nine months of fiscal 2023 were $259.4 million, or $2.46 per diluted share, compared to $325.8 million, or $3.08 per diluted share, in the comparable fiscal 2022 period.
Adjusted net earnings for the third quarter of fiscal 2023 were $99.4 million, or $0.95 per diluted share, compared to $125.1 million, or $1.19 per diluted share, for the third quarter of fiscal 2022. Adjusted net earnings for the first nine months of fiscal 2023 were $369.4 million, or $3.50 per diluted share, compared to $327.0 million, or $3.09 per diluted share, in the comparable fiscal 2022 period. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.

We continued our history of paying quarterly cash dividends and increased our cash dividend for the third quarter of fiscal 2023 by 13.3 percent to $0.34 per share compared to $0.30 per share paid in the third quarter of fiscal 2022. We also continued to repurchase shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $166.5 million of cash to our shareholders during the first nine months of fiscal 2023.
Field inventory levels were higher as of the end of the third quarter of fiscal 2023 compared to the end of the third quarter of fiscal 2022 primarily driven by channel replenishment and lower than anticipated retail demand from homeowners who prefer professional solutions.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was slightly lower as of the end of the third quarter of fiscal 2023 compared to the end of the fourth quarter of fiscal 2022 primarily driven by improved manufacturing output and seasonal variability. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for underground and specialty construction and golf and grounds products continuing to outpace production of such products.
Net Sales
Consolidated net sales for the third quarter of fiscal 2023 were $1,081.8 million, down 6.8 percent compared to $1,160.6 million in the third quarter of fiscal 2022. The decrease for the third quarter comparison was primarily driven by lower shipments in the Residential segment. For the year-to-date period of fiscal 2023, consolidated net sales were $3,570.0 million, up 6.8 percent compared to $3,342.7 million from the same period in the prior fiscal year. The increase for the year-to-date comparison was mainly driven by net price realization, higher shipments, and the incremental net sales attributable to the acquisition of Intimidator.
Net sales in international markets increased by $18.8 million and $99.9 million for the third quarter and year-to-date periods of fiscal 2023, respectively. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $1.3 million and $7.4 million for the third quarter and year-to-date periods of fiscal 2023, respectively. The international net sales increases for both the third quarter and year-to-date comparisons were primarily driven by higher shipments and net price realization in the Professional segment, partially offset by lower shipments in the Residential segment.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.6)	(65.5)	(65.0)	(66.9)
Gross profit	34.4	34.5	35.0	33.1
Selling, general and administrative expense	(22.2)	(20.5)	(21.3)	(20.4)
Non-cash impairment charges	(14.0)	—	(4.3)	—
Operating (loss) earnings	(1.8)	14.0	9.4	12.7
Interest expense	(1.4)	(0.8)	(1.2)	(0.7)
Other income, net	0.6	0.3	0.6	0.2
(Loss) earnings before income taxes	(2.6)	13.5	8.8	12.2
Income tax benefit (provision)	1.2	(2.7)	(1.5)	(2.5)
Net (loss) earnings	(1.4)%	10.8%	7.3%	9.7%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2023 was $372.4 million, down 6.9 percent compared to $399.9 million in the third quarter of fiscal 2022. Adjusted gross profit for the third quarter of fiscal 2023 was $372.4 million, down 7.0 percent compared to $400.3 million for the third quarter of fiscal 2022. Gross margin was 34.4 percent for the third quarter of fiscal 2023 compared to 34.5 percent for the third quarter of fiscal 2022, a decrease of 10 basis points. The decrease in gross margin for the third quarter comparison was primarily due to higher material costs, mostly offset by lower freight expense. Gross profit for the year-to-date period of fiscal 2023 was $1,248.0 million, up 12.9 percent compared to $1,105.8 million in the same period of fiscal 2022. Adjusted gross profit for the year-to-date period of fiscal 2023 was $1,248.2 million, up 12.7 percent compared to $1,107.2 million for the same period of fiscal 2022. Gross margin was 35.0 percent for the year-to-date period of fiscal 2023 compared to 33.1 percent for the prior fiscal year comparable period, an increase of 190 basis points. The increase in gross margin for year-to-date period of fiscal 2023 was primarily due to net price realization and productivity improvements, partially offset by higher material costs.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures" within this MD&A.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $3.3 million, or 1.4 percent, for the third quarter of fiscal 2023 and increased $80.1 million, or 11.8 percent, for the year-to-date period of fiscal 2023 compared to the same respective periods of fiscal 2022. As a percentage of net sales, SG&A expense increased 170 basis points and increased 90 basis points for the third quarter and year-to-date periods of fiscal 2023, respectively, compared to the same respective periods of fiscal 2022. The increase in SG&A expense as a percentage of net sales for the third quarter comparison was primarily due to lower net sales, higher marketing costs, and increased investment in research and engineering. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to higher marketing and warranty costs, partially offset by net sales leverage.
Non-Cash Impairment Charges
We recorded non-cash impairment charges of $151.3 million within our Professional segment related to Intimidator in the third quarter and year-to-date period of fiscal 2023. No impairment charges were recognized in the third quarter or year-to-date period of fiscal 2022.
Interest Expense
Interest expense increased $5.8 million and $19.6 million for the third quarter and year-to-date periods of fiscal 2023, respectively, compared to the same respective periods of fiscal 2022. The increase in interest expense for both the third quarter and year-to-date comparisons was primarily due to higher average interest rates.
Other Income, Net
Other income, net increased $2.3 million and $13.0 million for the third quarter and year-to-date periods of fiscal 2023, respectively, compared to the same respective periods of fiscal 2022. The increase for the third quarter comparison was primarily due to higher income from our Red Iron joint venture. The increase for the year-to-date comparison was primarily due to higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
Income Tax (Benefit) Provision
The effective tax rate for the third quarter of fiscal 2023 was 47.6 percent compared to 20.3 percent in the third quarter of fiscal 2022. The effective tax rate for the year-to-date period of fiscal 2023 was 17.3 percent compared to 20.4 percent in the same period of fiscal 2022. The change in the effective tax rate for the third quarter comparison was primarily due to the tax benefit from non-cash impairment charges in the current-year period. The decrease in the effective tax rate for the year-to-date comparison was primarily due to the tax benefit from non-cash impairment charges and higher tax benefits recorded as excess tax deductions for stock compensation in the current-year period.
The adjusted effective tax rate for the third quarter of fiscal 2023 was 19.0 percent, compared to an adjusted effective tax rate of 20.7 percent in the third quarter of fiscal 2022. The decrease was primarily due to an increased benefit from the geographic mix of earnings in the current-year period. The adjusted effective tax rate for the year-to-date period of fiscal 2023 was 20.6 percent, compared to 20.8 percent in the same period of fiscal 2022.
Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net (Loss) Earnings
The net loss for the third quarter of fiscal 2023 was $15.0 million, or $0.14 net loss per diluted share, compared to net earnings of $125.2 million, or $1.19 per diluted share, for the third quarter of fiscal 2022. Net earnings for the first nine months of fiscal 2023 were $259.4 million, or $2.46 per diluted share, compared to $325.8 million, or $3.08 per diluted share, for the same period of fiscal 2022. The decrease in net earnings per diluted share for the third quarter comparison was primarily due to the non-cash impairment charges, lower Residential segment earnings, and higher interest expense. The decrease in net earnings per diluted share for the year-to-date comparison was primarily due to the non-cash impairment charges, lower Residential segment earnings, and higher interest expense, partially offset by strong Professional segment earnings. Adjusted net earnings for the third quarter of fiscal 2023 were $99.4 million, or $0.95 per diluted share, compared to $125.1 million, or $1.19 per diluted share, for the third quarter of fiscal 2022, a decrease of 20.2 percent per diluted share. Adjusted net earnings for the first nine months of fiscal 2023 were $369.4 million, or $3.50 per diluted share, compared to $327.0 million, or $3.09 per diluted share, for the same year-to-date period of fiscal 2022, an increase of 13.3 percent per diluted share.
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

	Three Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	Dollar Value Change	Percentage Change
Professional	$896,321	$886,232	$10,089	1.1%
Residential	175,314	269,962	(94,648)	(35.1)
Other	10,149	4,356	5,793	133.0
Total net sales*	$1,081,784	$1,160,550	$(78,766)	(6.8)%

*Includes international net sales of:	$234,964	$216,142	$18,822	8.7%

	Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	Dollar Value Change	Percentage Change
Professional	$2,845,714	$2,484,927	$360,787	14.5%
Residential	705,765	845,039	(139,274)	(16.5)
Other	18,471	12,712	5,759	45.3
Total net sales*	$3,569,950	$3,342,678	$227,272	6.8%

*Includes international net sales of:	$756,686	$656,799	$99,887	15.2%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	Dollar Value Change	Percentage Change
Professional	$13,049	$166,191	$(153,142)	(92.1)%
Residential	3,848	26,348	(22,500)	(85.4)
Other	(45,460)	(35,448)	(10,012)	(28.2)
Total segment (loss) earnings	$(28,563)	$157,091	$(185,654)	(118.2)%

	Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022	Dollar Value Change	Percentage Change
Professional	$384,621	$424,833	$(40,212)	(9.5)%
Residential	64,411	95,203	(30,792)	(32.3)
Other	(135,462)	(110,742)	(24,720)	(22.3)
Total segment earnings	$313,570	$409,294	$(95,724)	(23.4)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2023 increased 1.1 percent compared to the third quarter of fiscal 2022. The increase was driven primarily by higher shipments of construction and golf and grounds products and net price realization, partially offset by lower shipments of lawn care equipment. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2023 increased 14.5 percent compared to the same period of fiscal 2022. The increase was driven primarily by higher shipments, net price realization, and the incremental net sales attributable to the acquisition of Intimidator.

Segment Earnings
Professional segment earnings for the third quarter of fiscal 2023 decreased 92.1 percent compared to the third quarter of fiscal 2022, and Professional segment earnings margin decreased to 1.5 percent from 18.8 percent in the third quarter of fiscal 2022. The decrease in Professional segment earnings margin was primarily due to the non-cash impairment charges and higher material and manufacturing costs, partially offset by productivity improvements and net price realization. Professional segment earnings for the year-to-date period of fiscal 2023 decreased 9.5 percent compared to the same period of fiscal 2022, and Professional segment earnings margin decreased to 13.5 percent from 17.1 percent in the year-to-date period of fiscal 2022. The decrease in Professional segment earnings margin was primarily due to the non-cash impairment charges and higher material costs, partially offset by net price realization, productivity improvements, and net sales leverage.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2023 decreased 35.1 percent compared to the third quarter of fiscal 2022. The decrease was primarily driven by lower shipments of products broadly across the segment. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2023 decreased 16.5 percent compared to the same period of fiscal 2022. The decrease was primarily driven by lower shipments, partially offset by net price realization.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2023 decreased 85.4 percent compared to the third quarter of fiscal 2022, and Residential segment earnings margin decreased to 2.2 percent from 9.8 percent in the third quarter of fiscal 2022. The decrease in Residential segment earnings margin for the third quarter of fiscal 2023 was largely driven by lower sales volume and unfavorable product mix, partially offset by lower material costs. Residential segment earnings for the year-to-date period of fiscal 2023 decreased 32.3 percent compared to the same period of fiscal 2022, and Residential segment earnings margin decreased to 9.1 percent from 11.3 percent in the year-to-date period of fiscal 2022. The decrease in Residential segment earnings margin for the year-to-date period of fiscal 2023 was largely driven by lower sales volume and unfavorable product mix, partially offset by net price realization.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the third quarter of fiscal 2023 increased by $5.8 million compared to the same period in fiscal 2022. Net sales for our Other activities in the year-to-date period of fiscal 2023 increased by $5.8 million compared to the same period in fiscal 2022.
Other Operating Loss
The operating loss for our Other activities for the third quarter of fiscal 2023 increased $10.0 million compared to the third quarter of fiscal 2022 and was primarily due to higher interest expense and higher corporate expenses, partially offset by higher income from our Red Iron joint venture.
The operating loss for our Other activities for the year-to-date period of fiscal 2023 increased $24.7 million compared to the same period in fiscal 2022 and was primarily due to higher interest expense and higher corporate expenses, partially offset by higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
FINANCIAL POSITION
Working Capital
The macroeconomic environment remains challenging and has continued to result in supply chain disruptions and difficult conditions for sourcing certain key components. Our continued goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as attempting to ensure service parts availability for our customers. Accounts receivable as of the end of the third quarter of fiscal 2023 increased $40.0 million, or 11.4 percent, compared to the end of the third quarter of fiscal 2022, primarily driven by payment terms and higher International sales. Inventory levels were up $173.4 million, or 18.5 percent, as of the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, primarily due to higher finished goods resulting from decreased demand for solutions sold to homeowners. Accounts payable decreased $79.7 million, or 16.4 percent, as of the end of the third quarter of fiscal 2023 compared to the end of the third quarter of fiscal 2022, primarily driven by a reduction in purchases year over year.

Cash Flow
Cash Flows from Operating Activities
Cash provided by operating activities for the first nine months of fiscal 2023 was $154.7 million compared to $154.6 million for the first nine months of fiscal 2022 mainly due to higher net earnings excluding our non-cash impairment charges, mostly offset by net unfavorable fluctuations in working capital, in each case during the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Investing Activities
Cash used in investing activities for the first nine months of fiscal 2023 was $119.2 million compared to $480.6 million for the first nine months of fiscal 2022. This decrease in cash used in investing activities was primarily driven by cash used to acquire Intimidator in the prior fiscal year period, partially offset by higher purchases of property, plant, and equipment in the current fiscal year period.
Cash Flows from Financing Activities
Cash used in financing activities for the first nine months of fiscal 2023 was $82.4 million compared to cash provided by financing activities for the first nine months of fiscal 2022 of $162.7 million. This change in cash flows from financing activities was mainly due to lower net borrowings, partially offset by lower share repurchases, in each case during the current fiscal year period compared to the prior fiscal year period. The net borrowings incurred during the prior fiscal year period were used in part to acquire Intimidator.
Liquidity and Capital Resources
As of August 4, 2023, we had available liquidity of $675.3 million, consisting of cash and cash equivalents of $147.9 million, of which $90.7 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $527.4 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. The following is a summary of our indebtedness:

(Dollars in thousands)	August 4, 2023	July 29, 2022	October 31, 2022
$600 million revolving credit facility, due October 2026	$70,000	$65,000	$—
$270 million term loan, due October 2026	270,000	270,000	270,000
$200 million term loan, due April 2027	200,000	200,000	200,000
3.81% series A senior notes, due June 2029	100,000	100,000	100,000
3.91% series B senior notes, due June 2031	100,000	100,000	100,000
3.97% senior notes, due June 2032	100,000	100,000	100,000
7.8% debentures, due June 2027	100,000	100,000	100,000
6.625% senior notes, due May 2037	124,148	124,086	124,102
Less: unamortized debt issuance costs	2,839	3,470	3,334
Total long-term debt	1,061,309	1,055,616	990,768
Less: current portion of long-term debt	—	65,000	—
Long-term debt, less current portion	$1,061,309	$990,616	$990,768
As of August 4, 2023, we had $70.0 million of outstanding borrowings under our revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, which resulted in $527.4 million of unutilized availability under our revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.

Cash Dividends
Our Board of Directors approved a cash dividend of $0.34 per share for the third quarter of fiscal 2023 that was paid on July 12, 2023. This was an increase of 13.3 percent over our cash dividend of $0.30 per share for the third quarter of fiscal 2022. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2023.
Share Repurchases
During the first nine months of fiscal 2023, we repurchased 577,115 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of August 4, 2023, 6,949,491 shares remained available for repurchase under our Board authorized repurchase program. We expect to repurchase shares of our common stock throughout the remainder of fiscal 2023, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. There have been no material changes to our customer financing arrangements during the first nine months of fiscal 2023.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the nine month periods ended August 4, 2023 and July 29, 2022 were $2,160.8 million and $1,886.1 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of August 4, 2023, July 29, 2022 and October 31, 2022 were $1,010.5 million, $690.7 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to us as of August 4, 2023, July 29, 2022 and October 31, 2022 were $30.4 million, $14.4 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine month periods ended August 4, 2023 and July 29, 2022 were $367.6 million and $458.9 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of August 4, 2023, July 29, 2022, and October 31, 2022 were $187.2 million, $205.1 million, and $220.0 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of August 4, 2023, July 29, 2022, and October 31, 2022, we were contingently liable to repurchase up to a maximum amount of $118.8 million, $79.9 million, and $80.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 4, 2023 and July 29, 2022. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and nine month periods ended August 4, 2023 and July 29, 2022:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Gross profit	$372,354	$399,906	$1,247,999	$1,105,751
Acquisition-related costs[1]	—	401	225	1,425
Adjusted gross profit	$372,354	$400,307	$1,248,224	$1,107,176

Operating (loss) earnings	$(19,072)	$163,048	$336,151	$425,251
Acquisition-related costs[1]	—	704	447	3,456
Non-cash impairment charges[2]	151,263	—	151,263	—
Adjusted operating earnings	$132,191	$163,752	$487,861	$428,707

Operating (loss) earnings margin	(1.8)%	14.0%	9.4%	12.7%
Acquisition-related costs[1]	—%	0.1%	—%	0.1%
Non-cash impairment charges[2]	14.0%	—%	4.3%	—%
Adjusted operating earnings margin	12.2%	14.1%	13.7%	12.8%

(Loss) earnings before income taxes	$(28,563)	$157,091	$313,570	$409,294
Acquisition-related costs[1]	—	704	447	3,456
Non-cash impairment charges[2]	151,263	—	151,263	—
Adjusted earnings before income taxes	$122,700	$157,795	$465,280	$412,750

Income tax (benefit) provision	$(13,600)	$31,941	$54,208	$83,509
Acquisition-related costs[1]	—	143	96	716
Non-cash impairment charges[2]	36,621	—	36,621	—
Tax impact of share-based compensation[3]	324	581	5,004	1,568
Adjusted income tax provision	$23,345	$32,665	$95,929	$85,793

Net (loss) earnings	$(14,963)	$125,150	$259,362	$325,785
Acquisition-related costs, net of tax[1]	—	561	351	2,740
Non-cash impairment charges, net of tax[2]	114,642	—	114,642	—
Tax impact of stock-based compensation[3]	(324)	(581)	(5,004)	(1,568)
Adjusted net earnings	$99,355	$125,130	$369,351	$326,957

Net (loss) earnings per diluted share	$(0.14)	$1.19	$2.46	$3.08
Acquisition-related costs, net of tax[1]	—	0.01	—	0.03
Non-cash impairment charges, net of tax[2]	1.09	—	1.09	—
Tax impact of stock-based compensation[3]	—	(0.01)	(0.05)	(0.02)
Adjusted net earnings per diluted share	$0.95	$1.19	$3.50	$3.09

Effective tax rate	47.6%	20.3%	17.3%	20.4%
Non-cash impairment charges[2]	(27.5)%	—%	1.7%	—%
Tax impact of stock-based compensation[3]	(1.1)%	0.4%	1.6%	0.4%
Adjusted effective tax rate	19.0%	20.7%	20.6%	20.8%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the nine month period ended August 4, 2023 represent integration costs. Acquisition-related costs for the three and nine month periods ended July 29, 2022 represent transaction and integration costs. For additional information regarding the acquisition of Intimidator, refer to Note 2, Business Combinations, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q.

2    At the end of the third quarter of fiscal 2023, the company recorded non-cash impairment charges within our Professional reportable segment related to the Intimidator operating segment, as discussed in more detail under the heading "Company Overview-Impairment" in this section.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended August 4, 2023 and July 29, 2022.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the nine month periods ended August 4, 2023 and July 29, 2022:

	Nine Months Ended
(Dollars in thousands)	August 4, 2023	July 29, 2022
Net cash provided by operating activities	$154,665	$154,563
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	98,586	75,772
Free cash flow	56,079	78,791
Net earnings	$259,362	$325,785
Free cash flow conversion percentage	21.6%	24.2%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2022 for a discussion of our critical accounting policies and estimates.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2023 through fiscal 2025. All items are non-trading and stated in U.S. dollars. As of August 4, 2023, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in thousands, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6928	$99,283	$104,087	$4,804
Buy U.S. dollar/Sell Canadian dollar	1.3189	40,337	40,754	417
Buy U.S. dollar/Sell Euro	1.1124	165,062	165,421	359
Buy U.S. dollar/Sell British pound	1.2610	48,549	48,288	(261)
Buy Mexican peso/Sell U.S. dollar	21.2350	$45,350	$53,703	$8,353
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of August 4, 2023 includes $524.1 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $70.0 million outstanding on our variable rate revolving credit facility.
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
With the exception of internal control related integration activities associated with our acquisition of Intimidator, there was no change in our internal control over financial reporting that occurred during the three month period ended August 4, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We are affected by risks specific to us, as well as factors that affect all businesses operating in a global market. The material risk factors known to us that could materially adversely affect our business, reputation, industry, operating results, or financial position or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our most recently filed Annual Report on Form 10-K, Part I, Item 1A. "Risk Factors." There has been no material change in those risk factors, other than the updated risk factors below.
Economic and Operational Risks
Our Professional segment includes a variety of products that depend on certain and varied factors.
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, professional and other users, including homeowners, engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Any one or a combination of the following factors, among others, many of which have been adversely impacted by COVID-19, have in the past resulted and could in the future result in a decrease in spending and demand for our products, resulting in an adverse effect on our Professional segment net sales and earnings:
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
The elimination, reduction, or changes in the placement of shelf space assigned to our Residential segment products at mass retailers and home centers have in the past adversely affected and in the future could adversely affect our Residential segment net sales. Our Residential segment net sales also depend upon the buying patterns of consumers and changes to buying patterns could result in reduced sales. For example, after the COVID-19 pandemic, consumers have shifted more of their spending away from home related products, including our Residential segment products, and back to other areas, compared to the historic levels of home related spending we experienced during the heights of the pandemic, which has adversely affected and may continue to adversely affect our Residential net sales. In addition, as consumers purchase products at home centers and mass retailers that typically offer broader and lower price points than dealers, demand for and sales of our Residential segment products purchased at mass retailers and home centers, as compared to dealers and hardware retailers, have increased, adversely affecting our margins. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose any substantial customer, but the loss of any such customer, a significant reduction in sales to such customers, our inability to maintain adequate product placement at mass retailers and home centers or our inability to respond to future changes in buying patterns of consumers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results have in the past and could in the future be impacted as a result of the timing of significant sales or promotional events for our Residential products.

Strategic Risks
Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships involves risk.
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, in January 2022, we acquired the Intimidator Group, and more recently, we announced a strategic partnership with Lowe's.
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
For example, at the end of the third quarter of fiscal 2023, we recorded non-cash impairment charges of $18.0 million related to the indefinite-lived Spartan® trade name intangible asset and $133.3 million related to the goodwill of the Intimidator reporting unit. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
In addition, we need effective internal controls to provide reliable and accurate financial reports and to effectively prevent fraud. Integrating acquired businesses may make our systems and controls more complex and difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley

Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future, particularly in the context of acquisitions of other businesses, regardless of whether such acquired business was previously privately or publicly held. In fiscal 2022, we excluded the Intimidator Group in our assessment in accordance with applicable SEC guidance, and continue to integrate its controls into our internal control over financial reporting. Any difficulties in the assimilation of acquired businesses into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations.
Also, some acquisitions may require the consent of the lenders under our credit agreements. We cannot predict whether such approvals would be forthcoming or the terms on which the lenders would approve such acquisitions. These risks, among others, could be heightened if we complete a large acquisition or other business venture or multiple transactions within a relatively short period of time.
Financial Risks
We incurred non-cash impairment charges during the third quarter of fiscal 2023 which adversely affected our third quarter of fiscal 2023 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results.
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
For example, at the end of the third quarter of fiscal 2023, we recorded non-cash impairment charges of $18.0 million related to the indefinite-lived Spartan trade name intangible asset and $133.3 million related to the goodwill of the Intimidator reporting unit. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets. As of August 4, 2023, we had goodwill of $451.3 million, which is maintained in various reporting units, including goodwill from the Intimidator and Venture Products business combinations, and indefinite-lived intangible assets of $271.6 million, which together comprise 20.2 percent of our total assets as of August 4, 2023. Any future impairment charges could be significant and could adversely affect our future consolidated operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's third quarter ended August 4, 2023:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
May 6, 2023 through June 2, 2023	245,751	$104.47	245,751	7,052,065
June 3, 2023 through June 30 2023	102,574	97.47	102,574	6,949,491
July 1, 2023 through August 4, 2023	1,267	105.54	—	6,949,491
Total	349,592	$102.42	348,325
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 348,325 shares under this program during the period indicated above and as a result, 1,949,491 shares remained available to repurchase under this authorized stock repurchase program as of August 4, 2023.
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
3    Includes 1,267 shares of the company’s common stock purchased in open-market transactions at an average price of $105.54 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,267 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s third quarter ended August 4, 2023, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023, filed with the SEC on September 7, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of (Loss) Earnings for the three and nine month periods ended August 4, 2023 and July 29, 2022, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine month periods ended August 4, 2023 and July 29, 2022, (iii) Condensed Consolidated Balance Sheets as of August 4, 2023, July 29, 2022, and October 31, 2022, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended August 4, 2023 and July 29, 2022, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended August 4, 2023 and July 29, 2022, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 7, 2023	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)