Form 10-K
period 2023-10-31
TORO CO
filed 2023-12-20
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 5, 2023, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $11.0 billion.

The number of shares of the registrant's common stock outstanding as of December 13, 2023 was 103,874,211.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Shareholders expected to be held March 19, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

GENERAL
Unless the context requires otherwise, references to “TTC,” the “Company,” “we,” “us,” and “our,” refer to The Toro Company and its consolidated subsidiaries. References to fiscal years, such as "fiscal 2023," are to the fiscal year ending on October 31 of the specified year.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements regarding future events and our future results within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "looking ahead," "outlook," "guidance," "goal," "optimistic," "encourage," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "promise," "may," "likely," "intend," "can," "seek," "pursue," "potential," "pro forma," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to:
•our anticipated operating results, liquidity requirements, and financial condition;
•the anticipated impacts of current global supply chain disruptions, the inflationary environment, the war between Ukraine and Russia, the war between Israel and Hamas, and the related sanctions and geopolitical tensions, tight labor markets, and other macroeconomic factors;
•our business strategies, priorities, goals, and commitments;
•acquisitions and any impairment, restructuring, or other charges in connection therewith or resulting therefrom;
•business and productivity initiatives and anticipated sales growth, profitability, cost savings, and other benefits associated therewith; and
•the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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

PART I
ITEM 1. BUSINESS
Introduction
We design, manufacture, market and sell professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our products are marketed and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, and home centers, as well as online and direct to end-users under the primary trademarks of Toro®, Ditch Witch®, eXmark®, Spartan®, BOSS®, Ventrac®, American Augers®, Trencor®, Pope®, Subsite®, HammerHead®, Radius®, Perrot®, Hayter®, Unique Lighting Systems®, Irritrol®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
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
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2023: Professional, 80.7 percent; Residential, 18.8 percent; and Other, 0.5 percent.
Sustainability is integrated into our enterprise strategic priorities of accelerating profitable growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address environmental, social, and governance priorities, are embedded as part of our commitment to advancing our sustainability goals.
Business Combination
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we acquired the privately held Intimidator Group ("Intimidator"). For information regarding the acquisition of Intimidator, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
Products by Market
We strive to be a leader in adapting advanced technologies to products and services that provide innovative solutions for turf maintenance; landscape and lighting; rental, specialty, and underground construction; snow and ice management; agricultural; and residential demands. The following is a summary of our products, by market, for our Professional segment and our products for our Residential segment.
Professional Segment
We design professional turf maintenance; landscape and lighting; rental, specialty, and underground construction; snow and ice management; and agricultural products. We market and sell Professional segment products worldwide through a network of distributors and dealers, as well as directly to government customers, rental companies, and large retailers. These channel partners then sell or rent our products to professional and other users, including homeowners, engaged in maintaining turf, such as golf courses, sports fields, municipal properties, as well as residential and commercial landscapes; installing, repairing, and replacing underground pipe and utilities; managing snow and ice demands; irrigating turf and agricultural fields; and creating, renovating, and illuminating landscapes. The following sections describe our Professional segment products by market.

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
Landscape Contractor Market
We design, manufacture, market, and sell equipment products under the Toro, eXmark, Spartan and Ventrac brands that are intended to provide innovative turf management solutions to landscape contractors. Equipment products for the landscape contractor market include zero-turn radius riding mowers, heavy-duty walk behind mowers, mid-size walk behind mowers, stand-on mowers, and all-wheel drive articulating tractors, as well as turf application, turf renovation, and tree care equipment. These equipment products are primarily sold to distributors and dealers, who then sell to landscape contractors engaged in turf maintenance activities.
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
Rental and Specialty Construction Market
We design, manufacture, market, and sell Toro and Ditch Witch-branded equipment products that are intended to provide innovative solutions to serve the rental and specialty construction market. These products primarily consist of stand-on skid steers, walk-behind trenchers, stump grinders, and turf renovation products. We also have a line of Toro-branded rental products that feature material handlers, compaction equipment, and other concrete construction equipment. Our rental and specialty construction equipment products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users, as well as to dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
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

Commercial Irrigation and Lighting Market
Irrigation products are designed, manufactured, marketed, and sold under the Toro and Irritrol brands and primarily include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These irrigation products are designed to provide innovative water application solutions for both commercial and residential landscapes. Both the Toro and Irritrol brands have received several U.S. Environmental Protection Agency ("EPA") WaterSense awards, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In fiscal 2023, TTC was recognized for the ninth consecutive year with the WaterSense Excellence Award for our dedication to offering products that are designed to help our customers save water, in addition to other factors, as well as for our excellence in outreach, education, training and public relations. In addition to our irrigation products, we market and sell Unique Lighting Systems-branded products primarily consisting of a line of lighting fixtures and transformers designed for commercial and residential landscapes. Our commercial irrigation and lighting products are predominantly sold to distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors that professionally install these products as new systems or use these products to replace or retrofit existing systems.
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
Residential Segment
We market and sell our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, and home centers, as well as online and direct to end-users. We also license our trademark on certain home solutions products as a means of expanding our brand presence. The following sections describe our Residential segment products.
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
Zero-Turn Riding Mower Products
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

Our Pope-branded home solution products consist of garden watering and irrigation products that primarily include hoses; reels, carts and hangers; sprinklers; hand sprays and wands; hose end fittings; tap timers; and various irrigation tools designed to develop and maintain gardens. These products are primarily sold to our customers in Australia and New Zealand.
International Operations
We currently manufacture our products in the U.S., Mexico, the United Kingdom, Italy, Romania, Germany, Poland, Australia, and China for sale throughout the world. We maintain sales offices in the U.S., the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, France and Belgium. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 20.8 percent, 19.5 percent, and 20.9 percent of total consolidated net sales for fiscal 2023, 2022, and 2021, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources. Although we regularly monitor the adequacy of the supply of our commodities, components, parts, and accessories, and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands has caused disruptions in our ability to procure the commodities, components, and parts required to manufacture our products.
Service and Warranty
Our products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally provided for specified periods of time and on select products' hours of usage, and generally covers parts and labor, and other expenses for non-maintenance repairs. We also sell separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. Warranty coverage generally does not cover operator abuse or improper use. An authorized distributor or dealer must perform warranty work. Distributors and dealers submit claims for warranty reimbursement and are credited for the cost of repairs, labor, and other expenses as long as the repairs meet our prescribed standards. Service support outside of the warranty period is provided by authorized distributors and dealers at the customer's expense.
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
Shipments of our Residential segment products tend to be more seasonal than our Professional segment products, with shipments of lawn and garden products occurring primarily between February and June, depending upon seasonal weather conditions and product demand. Shipments of snow thrower products occur primarily between July and January, depending upon pre-season demand, in-season snowfalls, and product availability. Opposite seasons in global markets in which we sell our Residential products somewhat moderate this seasonality of our Residential segment product sales.
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
Effects of Weather
From time to time, seasonal weather conditions in particular geographic regions or markets, specifically severe wet or dry conditions, as well as significant weather events such as fires, hurricanes, tornados, drought, rainfall, unseasonably warm winter months, or other weather events, including those exacerbated by global climate change, may adversely or positively affect sales, demand, and field inventory levels of some of our products. In addition, weather conditions in key regions can cause disruption in our seasonality trends and supply chain, which may impact our ability to procure the commodities, components, parts, and accessories needed to manufacture our products to meet the needs of our customers, and such disruptions may adversely or positively affect sales, demand, and field inventory levels of some of our products. For example, persistent hot and dry weather patterns or excessive snowfall across key regions may impact the rate at which inventory needs to be replenished either negatively or positively.

Customers, Distribution, and Marketing
We market and sell the majority of our products through more than 150 distributors worldwide, as well as a large number of equipment dealers, irrigation dealers and distributors, mass retailers, hardware retailers, equipment rental centers, and home centers, as well as online and direct to end-users in more than 125 countries. Our distribution networks are intended to assure quality of sales and market presence, as well as to provide effective after-purchase service and support. Overall, we believe that in the long-term we are not dependent on any single customer. While the loss of any substantial customer could have a material adverse short-term impact on our business, we believe that our diverse distribution channels and customer base should reduce the long-term impact of any such loss.
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, contractors, government customers, and homeowners who prefer professional solutions, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers and municipalities and rental companies, as well as to end-users in certain markets. Select irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain professional-grade retail irrigation products are sold to home centers. Products for the rental, specialty, and underground construction markets are sold to dealers and rental companies, as well as direct to end-users in certain markets. Landscape contractor turf products are also sold to dealers in certain regions of North America. Snow and ice management products are primarily sold to distributors and dealers for resale to contractors.
Residential segment products, such as walk power mowers, zero-turn riding mowers, and snow throwers, are generally sold to home centers, mass retailers, dealers, and hardware retailers, as well as online and direct to end-users. In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Home solutions products are primarily sold to home centers, mass retailers, and hardware retailers. Internationally, Residential segment products are sold to dealers and mass merchandisers in Australia, Canada, and select countries in Europe. In most other countries, Residential segment products are mainly sold to distributors for resale to dealers and mass retailers.
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
Customer Financing
Inventory Financing Arrangements
We are party to a joint venture with Huntington Distribution Finance, Inc. ("HDF"), a subsidiary of The Huntington National Bank, established as Red Iron Acceptance, LLC ("Red Iron"), the primary purpose of which is to provide inventory financing to certain distributors and dealers of certain of our products in the U.S. For further information on this joint venture, refer to Note 7, Investment in Joint Venture, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
We are party to inventory financing arrangements with Red Iron, Huntington Commercial Finance Canada, Inc. ("HCFC"), and other third-party financial institutions (collectively, the "financial institutions") which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally. For further information on these inventory financing arrangements, refer to Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
End-User Financing
We have agreements with third-party financing companies to provide financing options to end-customers throughout the world. The purpose of these agreements is to provide end-users of our products alternative financing options when purchasing our products.

Open Account Terms
Additionally, we continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.
Order Backlog
Our order backlog represents unfulfilled customer orders at a point in time. The dollar value of our order backlog is equal to the gross sales value that we expect to bill to the customer and is not reduced for expected variable consideration related to certain of our sales promotions and incentives programs. Order backlog is one of many indicators of business conditions within the markets and industries that we operate; however, our order backlog is considered more representative of business conditions than an indicator of our expectation of our future net sales because the dollar value of our order backlog is a gross amount that has not yet been reduced for the variable consideration associated with certain of our sales promotions and incentives programs and because backlog can fluctuate for a number of reasons, including the seasonality of our business, product mix, pricing actions, manufacturing and shipping schedules, cancellation and rescheduling of orders by our customers, and the timing of when orders are originally placed by customers and when we are able to fulfill such orders.
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
The principal competitive factors in our markets are product innovation; quality and reliability; pricing and sales programs; product support and customer service; warranty; brand and reputation; channel relationships, shelf space, and product availability; and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, and home centers, as well as online and direct to end-users, users are offered comprehensive service support during and after the warranty period. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in, and focus on, the markets in which our businesses operate, and our distribution channels position us well to compete in various markets.
Our Residential segment products generally face a higher volume of competition than our Professional segment products given the relatively low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products face more competition than in the U.S. because many foreign competitors design, manufacture, market, and sell products in their respective countries. We experience this competition primarily in Europe. In addition, fluctuations in the value of the U.S. dollar affect the price of our products in foreign markets, thereby impacting their competitiveness. We provide pricing support to foreign customers, invoice in local currency, and execute foreign currency derivative hedging instruments, as appropriate, to remain competitive in international markets.
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

Our employees are guided further by our global Code of Conduct, which provides a framework for our actions and is the foundation of our partnership with TTC stakeholders—customers, suppliers, shareholders, communities, employees and others. Our goal is to foster a culture of trust and respect for all stakeholders and create a productive, supportive and thriving work environment for all TTC employees.
Number of Employees
During fiscal 2023, we employed an average of 10,982 employees. The total number of employees as of October 31, 2023 was 10,706.
Unions and Collective Bargaining Agreements
As of October 31, 2023, approximately 12.4 percent of our employees were represented by a union under a collective bargaining agreement. Our collective bargaining agreements typically are for terms of three to five years, and from time to time, our collective bargaining agreements expire and come up for renegotiation. Our four collective bargaining agreements expire in October 2025, March 2026, June 2026, and October 2026. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements. We have not experienced any strikes or work stoppages in the past three years.
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
Talent Development
We strive to equip our teams and talent to deliver on the company's commitments to excellence by providing all employees a wide range of professional development opportunities, both formal and informal, at all stages in their careers. Our formal career development offerings include apprenticeships, job training, mentoring and coaching, leadership development, tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational training and external partnerships across the globe. One of our unique leadership development programs is our Leadership in Motion program, a learning experience for nominated current and future TTC leaders to enhance leadership skills and collaborate with TTC colleagues in a cross-functional setting. The global program expands employee networks, provides visibility within the company, and builds capabilities needed for TTC’s future. In small groups, participants work on a challenge critical to the company, such as technological innovation, communications, diversifying the workforce and talent retention. Over three months, they learn as a team, use newly gained skills and ultimately present recommendations related to their challenge to our Enterprise Leadership Team. Insights, themes and recommendations from cohort teams have contributed to actions in many areas for the company.
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
Health and Wellness
The health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs, which include but are not limited to, 24/7 call-in service access to a licensed physician, on-site nurses at some of our manufacturing sites to monitor employee health, safety, and wellness on a daily basis, various mobile apps that provide physical and mental well-being support. Such programs are designed to support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors.

Diversity, Equity and Inclusion
We recognize that our best performance comes when our teams are diverse, and accordingly, diversity, equity and inclusion ("DEI") is core to us. We believe diversity can take the form of visible and known aspects like race, gender, age, and tenure, to less visible or known aspects like country of origin, gender identity, spirituality and more.
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
Compensation and Benefits
We conduct compensation market benchmarking on a regular basis to ensure our pay remains competitive to attract and retain superior talent. In addition to annual base salaries, our total rewards, which vary by country/region, can include annual incentive opportunities, stock-based compensation awards, a 401(k) plan with employee matching opportunities, discretionary profit-sharing contribution to employee retirement plan accounts, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services, such as health centers and fitness centers, among many others.
Giving and Community Involvement
At the heart of TTC is our commitment to people, and we believe that a satisfying life comes from contributing to, and engaging with, the communities where we live and work. Community support is core to our culture and our efforts reflect a dedication to action and engagement that enriches the lives, communities, industries and land that we serve. Our community efforts center on four areas: Employees, Community, Industry and Land. Water. Thrive. Through employee volunteerism and donations, corporate giving, and in-kind product donations, we enhance and beautify outdoor spaces while also supporting the shared value of our partner communities and organization.
Our employees around the world volunteer with local charitable and civic organizations to complete beautification, preservation, water conservation, community health, and housing and youth enrichment projects, including supporting the beautification and preservation of outdoor environments, water conservation, community health, housing and youth enrichment. To help our employees make a meaningful impact on organizations that are important to them and us, we provide eligible employees in the U.S. up to 20 hours paid time off to volunteer.
As part of our Land. Water. Thrive. effort, we provide immersion experiences for our employees to work with smallholder farmers in developing countries to improve land productivity and agricultural water practices while also strengthening our employees’ empathy and customer-focused approach to problem solving.
Human Rights Policy
We are committed to respecting human rights in all respects of our global operations under the Toro Company Human Rights Policy. We believe that we have a responsibility to ensure that human rights are understood and observed in every location in which we operate. We strive to foster safe, inclusive and respectful workplaces wherever we do business, including prohibiting all forms of child labor and forced labor including indentured labor, bonded labor, military labor, slave labor and any form of human trafficking. We expect our business partners to comply with local labor and employment laws wherever they operate. We encourage each other to seek guidance on our Code of Conduct or other issues without fear of retaliation of any kind. Employees may anonymously report concerns, misconduct or suspected violation of the Code through our confidential web based reporting tool or over the telephone through our Ethics helpline.
Additional Information
Additional information is included in our Fiscal 2022 Sustainability Report, which is available on our website under the "Sustainability" section of our website located at www.thetorocompany.com. Information contained or referenced on our website, including in our Sustainability Report, is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Environmental Matters and Other Governmental Regulation
Our business, operations, facilities, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; recycling and waste disposal; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and international jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the U.S. EPA implementation of Tier 4 emission requirements applicable to diesel engines several years ago, China, the European Union ("EU") and its member states, and the United Kingdom also have adopted similar regulations, and similar emission regulations are also being considered in other global markets, including Australia, in which we sell our products. CARB's two phase implementation of net-zero emissions requirements for small off-road engines, like those contained in many lawn and garden equipment, will begin for all products with model year 2024 and onward.
•The SEC has proposed rules that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including greenhouse gas emission data and climate-related financial statement metrics. The state of California has recently passed two bills that will require certain companies doing businesses in the state to disclose greenhouse gas emissions and climate-related financial risk information. The European Union Corporate Sustainability Reporting Directive applies to both EU and non-EU in-scope entities and would require them to disclose various metrics relating to climate change, biodiversity, workforce, supply chain, and business ethics.
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
Corporate and Other Available Information
The Toro Company was incorporated in Minnesota in 1935 as a successor to a business founded in 1914 and reincorporated in Delaware in 1983. Our executive offices are located at 8111 Lyndale Avenue South, Bloomington, Minnesota, 55420-1196, and our telephone number is (952) 888-8801.
We are a U.S. public reporting company under the Exchange Act, and file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be accessed from the SEC's home page on the Internet at www.sec.gov. We make available, free of charge on our website www.thetorocompany.com (select the "Investors" link and then the "Financials & Filings" link), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, Section 16 reports, amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide corporate governance and other information, including our sustainability report, on our website. The information contained on our website or connected to our website is not incorporated by reference into, and should not be considered part of, this Annual Report on Form 10-K.
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
•Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, and have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.
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
•Our net sales and other operating results are dependent upon us and our channel customers maintaining appropriate inventory levels.
•We are dependent upon our channel customers.
•We are dependent upon the availability and terms of credit offered to our customers.
•We are dependent upon effective information systems.
•Our international operations involve risk.
•We experience disruptions to our operations from time to time as result of facility changes and renovations.

Strategic Risks
•Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships and our recent activities in this regard involve risk and may prove to be unsuccessful.
•Increased scrutiny regarding our ESG practices could impact our reputation.
Financial Risks
•We incur impairment, restructuring, and other charges from time to time which harm our operating results.
•Foreign currency exchange rate fluctuations may harm our operating results.
•We are dependent upon the availability and cost of our credit arrangements and any downgrade in our credit ratings could adversely affect our access to and increase the cost of such arrangements.
•Changes in accounting or tax standards and policies and/or assumptions underlying estimates could harm our results of operations.
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
General Risk Factors
•We may not achieve our financial projections or other business and productivity initiatives, which could have an adverse effect on our business, operating results, and financial condition.
•If we are unable to attract and retain key executive and other talent or successfully implement key employee transitions, we may be unable to meet strategic objectives and our business could suffer.
Economic and Operational Risks
Our net sales and earnings have been and could continue to be adversely affected by economic conditions and outlook in the locations in which we conduct business.
Adverse economic conditions and outlook in the U.S. and in other countries in which we conduct business have and could continue to impact our net sales and earnings. These adverse economic conditions include, but are not limited to, business closures, slowdowns, suspensions or delays of production and commercial activity; recessionary conditions; slow or negative economic growth rates; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, and improvement; golf course closures; reduced governmental or municipal spending; reduced levels of home ownership, construction, and sales; home foreclosures; negative consumer confidence; reduced consumer spending levels; increased or prolonged high unemployment rates; higher costs, longer lead times, and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; inflationary or deflationary pressures; reduced infrastructure spending; the impact of U.S. federal debt, state debt, and sovereign debt defaults and austerity measures by certain European countries; reduced credit availability or unfavorable credit terms for our distributors, dealers, and end-user customers; higher short-term, mortgage, and other interest rates; government shutdowns; and general economic and political conditions and expectations. In the past, some of these factors have caused and may continue to cause our distributors, dealers, and end-user customers to reduce spending and delay or forego purchases of our products, which has had an adverse effect on our net sales and earnings.
If we are unable to continue to enhance existing products and develop and market new products, demand for our products may decrease.
One of our strategies is to develop innovative, customer-valued and high-quality products to generate revenue and earnings growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant portion of our net sales and are expected to continue to represent a significant portion of our future net sales. We may not be able to compete as effectively and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new and innovative products, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers. For example, we have the transition risk of developing and marketing electric and alternative fuel products to meet market demands for less greenhouse gas intensive products.
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
Global supply chain disruptions, natural disasters, antidumping and countervailing duty petitions regarding certain engines imported into the U.S. from China, and other tariffs have, to various and differing degrees, impacted the availability of commodities, components, parts, and accessories used in our products. In addition, while most of our commodities, components, parts, or accessories are generally commercially available from a number of sources, certain items are sourced from single suppliers, which has limited, and could continue to limit, the availability of commodities, components, parts, and accessories when such suppliers are unable to meet our production requirements and we are unable to source such items from an alternative supplier in a timely manner to meet our production needs. This occurred at times during the past couple of years. Any continued or new disruption or shortages in the availability of commodities, components, parts, or accessories, including as a result of labor staffing, workforce shortage, or other challenges that our suppliers may experience as a result of financial hardship, pandemics and/or epidemics, natural disasters, and adverse weather, the frequency and intensity of which may be exacerbated by climate change, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.
Weather conditions, including conditions exacerbated by global climate change, present chronic and acute physical risks, and have previously impacted, and may continue to impact, demand for some of our products and/or cause disruptions in our operations.
Weather conditions in particular geographic regions have adversely impacted, and will likely in the future, adversely affect the sales, demand, and field inventory levels and seasonality trends of some of our products. Weather conditions also have disrupted our own manufacturing and distribution facilities and our supply chain, which has impacted our ability to manufacture product to fulfill customer demand, and such disruptions may occur in the future. For example, drought or unusually wet conditions have had, and may continue to have, an adverse effect on sales of certain Residential and Professional mowing equipment products. Unusually rainy weather or severe drought conditions that result in watering bans, or otherwise, have had, and may continue to have, an adverse effect on sales of our irrigation products, and lower snowfall accumulations in key markets have had, and may continue to have, an adverse effect on sales of our Residential snow thrower products and products of our Professional snow and ice management business. Similarly, adverse weather conditions in one season may negatively impact customer purchasing patterns and net sales for some of our products in another season. For example, lower snowfall accumulations may result in lower winter season revenues for landscape contractor professionals, causing such customers to forego or postpone spring purchases of our mowing equipment products.
Further, our facilities and other operations and those of our channel customers and suppliers have incurred losses and experienced disruptions as a result of certain weather conditions and such losses or disruption may continue due to additional natural disasters, inclement weather, and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power outages or shortages, or telecommunications failures. Our insurance coverage with respect to natural disasters and other disruptions is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms. The occurrence of any such events could negatively impact our business and operating results.
Global climate change may exacerbate the frequency and intensity of unfavorable weather conditions, such as fires, hurricanes, tornadoes, drought, water shortages, rainfall, unseasonably warm winter months, or other weather events, many of which have increased in severity in recent years, in geographic areas where our products are manufactured, distributed, sold, and used and where our supply chains are located, and our sales and operating results may be affected to a greater degree than we have previously experienced. Such weather conditions could pose physical risks to our facilities and critical infrastructure in the U.S. and abroad, disrupt the operation of our supply chain and third-party vendors, and may impact our operational results. Additionally, increased frequency and intensity of weather events due to climate change could lead to lost sales as customers prioritize basic needs.

Our Professional segment includes a variety of products that depend on certain and varied factors.
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, construction companies, professional and other users, including homeowners, engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Any one or a combination of the following factors, among others, have in the past resulted and could in the future result in a decrease in spending and demand for our products, resulting in an adverse effect on our Professional segment net sales and earnings:
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
Our Residential segment net sales depend on several factors, including product placement, consumer confidence and spending levels, changing buying patterns of customers, and the impact of significant sales or promotional events.
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
Our Residential segment products generally face a higher volume of competition than our Professional segment products given the low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products typically face more competition than in the U.S. because many foreign competitors design, manufacture, market, and sell products in their respective countries. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Competitors may move manufacturing operations to low cost countries for significant cost and price reductions, and we may not be able to compete, which could harm our business and operating results.
Increases in the cost of commodities, components, parts, and accessories or our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and other commodities, components, parts and accessories. Increased costs and/or inflation, increased tariff, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China, or the inability of suppliers to continue operations or otherwise remain in business, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses. Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by increasing prices on some of our products and executing on our strategic productivity initiatives, which include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, and engaging in internal cost reduction efforts, all as appropriate. However, during the past couple of years, we experienced higher material, freight and manufacturing costs, which adversely affected our margins, and we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
We are dependent upon the efficient operation of our facilities and those of our suppliers, channel customers, mass retailers, and home centers where our products are sold.
Production downtime and/or the inability to produce products at our facilities and those of our suppliers or other disruptions have occurred and could continue to occur as a result of several factors, including supply chain challenges, labor shortages, natural disasters, inclement weather, man-made disasters or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our channel customers, mass retailers or home centers where our products are sold, or suppliers. A work slowdown, strike, or similar action could occur at any one of our facilities, or the facilities of our channel customers and suppliers, and such facilities could fail to renew or enter into new collective bargaining agreements or may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we shift production between our manufacturing facilities from time to time and open new manufacturing and/or distribution facilities to align production capacity with production goals. Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our customers, produce or maintain sufficient inventory of our products, receive commodities, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of commodities, components, parts, or accessories; higher fuel, transportation, and commodity costs; and delays in shipments to our channel customers.
Any failure by us, or our suppliers or channel partners, to hire and/or retain an adequate labor force could adversely affect our business, operating results, and reputation.
Our labor needs, and those of our suppliers and channel partners, fluctuate throughout the year and by region. During periods of peak manufacturing activity it is often necessary to sharply increase the number of production staff by utilizing new hires and temporary labor. Production staff hired during such periods of peak manufacturing activity may not have the same level of training, competency, experience, or commitment as regular production employees. In addition, due to limited workforce populations in areas around the locations where we, or our suppliers and channel partners, manufacture products or conduct business, or other factors, we, or our suppliers and channel partners, may not have a sufficient pool of individuals with the right skills and experience available to fulfill labor requirements on a cost-effective basis or otherwise.

For example, our labor needs and those of our suppliers and channel partners were negatively impacted by COVID-19, which exacerbated the challenges in retaining and maintaining an adequate production staff. If we, or our suppliers and channel partners, are unable to hire, train, and/or retain a labor force to adequately staff manufacturing operations, perform service or warranty work, or other necessary activities, we could experience disruptions in our manufacturing and other processes, which have in the past adversely impacted, and could continue to adversely impact, our business, operating results, and reputation.
Our net sales and/or working capital are negatively impacted when we underestimate or overestimate demand for our products or do not maintain appropriate inventory levels.
Our ability to manage our inventory levels to meet our customers' demand for our products and fulfill existing and future sales order backlog is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, taking into account production capacity, timing of shipments, existing sales order backlog, and field inventory levels. Managing inventory levels during an uncertain macroeconomic environment is particularly difficult as a result of demand volatility; changes to production operations, locations and schedule; and supply chain challenges limiting our ability to source an adequate supply of commodities, components, parts, and accessories to meet our production requirements. These factors have resulted in, and could continue to result in, manufacturing inefficiencies and related unfavorable manufacturing variances that have negatively impacted, and could continue to impact, our financial results. Our net sales, margins, net earnings, and/or working capital are negatively impacted when we underestimate or overestimate channel or retail demand for our products, we are not able to manufacture product to fulfill customer demand and existing and future sales order backlog, and/or we do not produce or maintain appropriate inventory levels. Furthermore, such impacts hinder our ability to meet customer demand, result in the loss of customers, and could cause us to incur charges associated with inventory valuation adjustments for excess and obsolete inventories.
Our business and operating results are subject to the inventory management decisions of our channel customers.
We are subject to risks relating to the inventory management decisions and operational and sourcing practices of our distribution network. Our channel customers carry inventories of our products as part of their ongoing operations and adjust those inventories based on their assessments of future needs, including anticipated end-customer demand. Such adjustments have impacted our inventory management and working capital goals as well as operating results, and such adjustments may impact us in the future.
Changes in composition of, financial viability of, and the relationships with, our channel customers could negatively impact our business and operating results.
If we fail to maintain an effective network of channel partners, including distributors, dealers, mass retailers, and home centers, for our products, we may not have adequate market coverage for the optimal level of sales of our products. Additionally, our channel customers may not commit the necessary resources to market and sell our products as we would expect, and/or they may not be successful in marketing and ultimately selling our products. Any weak demand for, or quality issues with, our products may cause our channel customers to reduce or terminate their relationships with us or adversely affect our ability to engage new dealers and distributors or maintain or obtain shelf space at mass retailers and home centers. Changes in the ownership or control of our channel customers could also adversely affect our relationships with them. If we are not able to maintain effective distribution channels, if our channel customers are not successful in marketing and selling our products, or if we experience a significant reduction or cancellation or change in the size and timing of orders from our channel customers, our sales could decline and have an adverse effect on our business and operating results.
In addition, if adverse economic conditions, business conditions or other events cause a decline in sales by our channel customers or weakens their financial condition, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.
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
Additionally, we take steps to secure our information systems and software and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks including those that may be used by our products, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data or data of our customers, suppliers or employees. Our business, reputation, operating results, and financial condition could be adversely affected if a significant cyber event or other event, disrupts or shuts down our operations; our confidential, proprietary information or data of our customers, suppliers, or employees is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines or face other regulatory enforcement actions, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs. As a result of a new SEC rule on cybersecurity disclosure, we are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
We may incorporate traditional and generative artificial intelligence (AI) solutions into our information systems, products, offerings, services and features, and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect employee and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative AI platforms) will be successful or that additional systems issues will not arise in the future.
Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales and earnings.
International markets have been, and will continue to be, a strategic focus area for revenue growth, both organically and through acquisitions. We currently manufacture our products and maintain sales offices in the U.S. and other countries for sale throughout the world. Our net sales outside the U.S. were 20.8 percent, 19.5 percent, and 20.9 percent of our total consolidated net sales for fiscal 2023, 2022, and 2021, respectively. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales; however, expanding our existing international operations and entering into additional international markets requires significant management attention and financial resources. Several factors, including the implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions, the impact of sovereign debt defaults by certain European countries, and current wars and related sanctions and other geopolitical tensions could adversely affect our international net sales.
Many of the countries in which we manufacture or sell our products, or in which we otherwise have a presence are, to some degree, subject to political, economic, and/or social instability. As a result, our international operations expose us and our representatives, agents, and channel customers to risks inherent in operating in foreign jurisdictions. These risks include:
•weakened economic conditions;
•pandemics and/or epidemics;
•increased costs of customizing products for foreign countries;
•difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•the imposition of additional U.S. and foreign governmental controls or regulations;
•new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and channel customers;
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
•national and international conflicts, including the war between Ukraine and Russia, the war between Israel and Hamas, geopolitical tensions and foreign policy changes, acts of war or terrorist acts;
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
Strategic Risks
Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships and our recent activities in this regard involve risk and may not prove to be successful.
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, in January 2022, we acquired the Intimidator Group, and in September 2023, we announced a strategic partnership with Lowe's.
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
Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain ESG priority issue areas. To address this growing set of matters, we have taken several actions, including hiring a new executive officer with responsibility for sustainability in July 2023, devoting additional dedicated employee resources, and creating a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy. In June 2023, we released our sustainability report for fiscal 2022, which highlights certain aspirations and goals related to ESG matters, such as goals to increase battery and hybrid product sales, plans to reduce certain GHG emissions over time, and goals to increase the number of women and racial and ethnic minorities in leadership positions. No assurance can be provided that we will achieve our new sustainability goals. It is possible that we may be unsuccessful in the achievement of our ESG goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our initiatives or efforts or the speed at which we are progressing towards any such aspirations and goals. Additionally, organizations that inform investors on ESG matters have developed rating systems for evaluating companies on their approach to ESG. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to ESG concerns could harm our business and reputation. Certain challenges we face in the achievement of our ESG objectives are also captured within our ESG reporting in our sustainability report for fiscal 2022, which is not incorporated by reference into and does not form any part of this report.
Financial Risks
We incurred non-cash impairment charges during the third quarter of fiscal 2023 which adversely affected our third quarter and full year fiscal 2023 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results.
In connection with our acquisitions and other business combinations, including our January 2022 acquisition of Intimidator, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.
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
For example, at the end of the third quarter of fiscal 2023, we recorded non-cash impairment charges of $18.0 million related to the indefinite-lived Spartan trade name intangible asset and $133.3 million related to the goodwill of the Intimidator reporting unit. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets. As of October 31, 2023, we had goodwill of $450.8 million, which is maintained in various reporting units, and indefinite-lived intangible assets of $271.5 million, which together comprise 19.8 percent of our total assets as of October 31, 2023. Any future impairment charges could be significant and could adversely affect our future consolidated operating results and financial condition.
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
Foreign currency exchange rates have affected our net sales, net earnings, and operating results in the past and could affect them in the future, in some cases materially. Currency exchange rate fluctuations may also affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may decrease demand for our products. Substantial exchange rate fluctuations as a result of the strengthening of the U.S. dollar or otherwise, may have an adverse effect on our operating results, financial condition, and cash flows, as well as the comparability of our Consolidated Financial Statements between reporting periods. While we actively manage our foreign currency market risk in the normal course of business by entering into various derivative instruments to hedge against such risk, these derivative instruments involve risks and may not effectively limit our underlying exposure to foreign currency exchange rate fluctuations or minimize our net earnings and cash volatility associated with foreign currency exchange rate changes. Further, the failure of one or more counterparties to our foreign currency exchange rate contracts to fulfill their obligations to us could adversely affect our operating results.

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
Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting or tax estimates could adversely affect our results of operations and financial condition.
In preparing the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles ("GAAP"), we must make decisions that impact our results of operations and/or financial condition, including selecting the appropriate accounting and/or tax principles to be applied and the assumptions on which to base accounting and tax estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial and other independent external third-party specialist valuations, all as appropriate. As a result, actual amounts could differ from those estimated at the time the Consolidated Financial Statements are prepared.
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
For additional information regarding our accounting policies and new accounting pronouncements, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the section entitled "Critical

Accounting Policies and Estimates" and Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
We are currently subject to rules limiting exhaust and other emissions and other climate-related rules and regulations in certain jurisdictions where we operate. Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gases. An example of such legislation is California's AB 1346, which will require most new sales of small off-road engines, such as those installed in certain of our products, including leaf blowers and lawnmowers, sold in the state of California on or after January 1, 2024 to be zero-emission. We may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord or could otherwise decrease demand for our products.
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
General Risk Factors
We may not achieve our financial projections, sustainability goals, or other business and productivity initiatives, which could have an adverse effect on our business, operating results, and financial condition.
We generally provide financial projections such as our expected revenue growth and adjusted diluted earnings per share. These financial projections are based on management’s assumptions and expectations at the time made. Failure to achieve our financial projections could have an adverse effect on our business, operating results, and financial condition.
We have set certain aspirations and goals related to ESG matters, such as goals to increase battery and hybrid product sales, plans to reduce certain GHG emissions over time, and goals to increase the number of women and racial and ethnic minorities in leadership positions. We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results, including without limitation our recently announced "Amplifying Maximum Productivity" or AMP initiative, which is a multi-year initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, and route-to-market transformation. Whether we achieve our goals and objectives of such initiatives can vary due to a number of factors, including the risk factors described in this Annual Report on Form 10-K. It is possible that we may be unsuccessful in the achievement of our goals, on a timely basis or at all. A delay, failure or perceived failure or delay to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition, and the public perception of our business.
We are dependent upon our ability to attract and retain key executive and employees and successfully implement key employee transitions.
Our ability to meet our strategic objectives and otherwise profitably grow our business will depend to a significant extent on the continued contributions of our leadership team and our ability to identify, attract, engage, develop, and retain other highly qualified employees worldwide. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified employees. Our executive management team and board of directors have undergone significant changes during the past two years. Losing executive officers or other key employees, failure to identify, attract, or retain qualified leaders in the future, ineffective executive officer or other employee transitions, delays or the inability to hire necessary and qualified office or production employees due to employment conditions or otherwise, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Not applicable.

ITEM 2. PROPERTIES
Our global business operations require the use of various facilities and other properties for manufacturing, distribution, warehousing, engineering and product testing, sales and marketing, and other corporate activities. We generally consider our current facilities to be in good operating condition, suitable for their respective uses, and adequate for our current and future business needs as our business is presently conducted. However, as a matter of course, we review our facilities from time to time as we continue to optimize our global business operations and footprint and may determine that certain of our facilities should be expanded or exited, sold, or utilized in another manner.
Our significant facilities are listed below by location, ownership, and function as of October 31, 2023:

Location	Reportable Segment	Facility Type/Use	Ownership
United States:
Batesville, Arkansas	Professional	Manufacturing facility, office, and warehouse	Owned/Leased
El Cajon, California	Professional	Manufacturing facility and test site	Owned/Leased
Riverside, California	Professional	Office and test site	Owned/Leased
Sanford, Florida	Professional	Manufacturing facility	Leased
Ankeny, Iowa	Professional & Residential	Distribution center	Leased
Mount Sterling, Kentucky	Professional	Manufacturing facility	Leased
Iron Mountain, Michigan	Professional	Manufacturing facility, office, and test site	Owned/Leased
Bloomington, Minnesota	Other activities	Corporate headquarters and test site	Owned/Leased
Shakopee, Minnesota	Professional & Residential	Manufacturing facility	Owned
Windom, Minnesota	Professional & Residential	Manufacturing facility	Owned/Leased
Beatrice, Nebraska	Professional	Manufacturing facility, office, and test site	Owned/Leased
Orrville, Ohio	Professional	Manufacturing facility and office	Owned
West Salem, Ohio	Professional	Manufacturing facility and office	Owned
Perry, Oklahoma	Professional	Manufacturing facility, office, and test site	Owned/Leased
El Paso, Texas	Professional & Residential	Manufacturing facility and distribution center	Owned/Leased
Weatherford, Texas	Professional	Manufacturing facility	Owned
Baraboo, Wisconsin	Professional & Residential	Distribution center	Leased
Lake Mills, Wisconsin	Professional	Manufacturing facility	Owned
Plymouth, Wisconsin	Professional & Residential	Distribution center	Owned
Tomah, Wisconsin	Professional	Manufacturing facility and distribution center	Owned/Leased
International Countries:
Beverley, Australia	Professional	Manufacturing facility and office	Owned
Braeside, Australia	Professional & Residential	Distribution center	Leased
Oevel, Belgium	Professional & Residential	Distribution center	Owned/Leased
Xiamen City, China	Professional & Residential	Manufacturing facility	Leased
Althengstett, Germany	Professional	Manufacturing facility and office	Owned
Fiano Romano, Italy	Professional	Manufacturing facility and office	Owned/Leased
Juarez, Mexico	Professional & Residential	Manufacturing facility	Leased
Monterrey, Mexico	Professional & Residential	Manufacturing facility	Leased
Ustron, Poland	Professional	Manufacturing facility	Owned
Ploiesti, Romania	Professional	Manufacturing facility and test site	Owned
Hertfordshire, United Kingdom	Professional & Residential	Manufacturing facility, office, and test site	Owned
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 13, 2023, as well as other positions held by the executive for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was selected as an officer of the company.

Name, Age, and Position	Business Experience during the Last Five or More Years
Richard M. Olson 59, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Jason P. Baab 48, Vice President, Strategy, Corporate Development, and Sustainability	Vice President, Strategy, Corporate Development, and Sustainability since July 2023. Prior to joining the company, he held several roles at Oshkosh Corporation, a global manufacturer of specialty vehicles and equipment, serving as Senior Vice President, Corporate Development, Strategy, and Venture Capital from October 2021 to June 2023 and Vice President from 2017 to September 2021.
Kevin N. Carpenter 49, Vice President, Global Operations and Integrated Supply Chain	Vice President, Global Operations and Integrated Supply Chain since December 2021. Prior to joining the company, he held several roles at Carrier Global Corporation, a global provider of healthy, safe, sustainable and intelligent building and cold chain solutions, serving as Vice President of Operations, Residential and Light Commercial Systems from June 2021 to November 2021, Vice President of Quality and Continuous Improvement from August 2020 to May 2021, Vice President of Operations, Commercial HVAC from February 2020 to July 2020, and Vice President of Advanced Manufacturing from May 2019 to January 2020. Prior to joining Carrier, he held several roles at Rockwell Automation, Inc., an industrial automation and digital transformation company, serving as Vice President of Manufacturing Services from June 2018 to April 2019 and Director of Manufacturing Services from May 2016 to May 2018.
Amy E. Dahl 49, Vice President, International
Vice President, International since June 2023. She previously served as Vice President, International, General Counsel and Corporate Secretary from March 2023 to June 2023. From August 2022 to February 2023 she served as Vice President, General Counsel and Corporate Secretary. From November 2020 through August 2022, she served as Vice President, Human Resources, General Counsel, and Corporate Secretary and from January 2020 through October 2020, she served as Vice President, Human Resources, Distributor Development, General Counsel, and Corporate Secretary. From December 2016 through December 2019, she served as Vice President, Human Resources and Distributor Development.

Angela C. Drake 51, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since March 2023. She previously served as Vice President, Finance from July 2022 to February 2023. From April 2020 to June 2022, she served as Vice President, Construction and from April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc., an underground construction company acquired by the company in April 2019.
Edric C. Funk 51, Group Vice President, Golf, Grounds, and Irrigation	Group Vice President, Golf, Grounds, and Irrigation since November 2022. He previously served as General Manager, Sitework Systems from November 2020 to November 2022, and prior to that led the company’s Center for Technology, Research and Innovation from July 2017 to October 2020.
Gregory S. Janey 45, Group Vice President, Landscapes and Contractor	Group Vice President, Landscapes and Contractor since November 2022. He previously served as Vice President, Residential and Landscape Contractor Businesses from November 2019 to November 2022. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses.
Margeaux M. King 46, Vice President, Human Resources	Vice President, Human Resources since August 2022. Prior to joining the company, she held several roles at Ecolab, a global provider in water, hygiene and infection prevention solutions and services, serving as Senior Vice President, Human Resources, Global Total Rewards & Talent from February 2022 to July 2022, Senior Vice President, Human Resources, Global Total Rewards from September 2019 to January 2022, and Vice President, Human Resources, Global Compensation & Benefits from March 2016 to August 2019.
Peter D. Moeller 46, Group Vice President, Underground and Specialty Construction	Group Vice President, Underground and Specialty Construction since March 2023. From November 2020 to February 2023, he served as Vice President, International. From November 2019 to October 2020, he served as Vice President, Sitework Systems. From November 2017 to October 2019, he served as General Manager, Sitework Systems.
Kurt D. Svendsen 57, Vice President, Technology	Vice President, Technology since March 2023. From November 2020 to February 2023, he served as Vice President, Strategy, Corporate and Channel Development. From June 2013 to October 2020, he served as Vice President, Information Technology.
Joanna M. Totsky 55, Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary since June 2023. Prior to joining the company, she held several roles at Cooper-Standard Holdings, a leading manufacturer of sealing, fuel and brake delivery, and fluid transfer systems, serving as Senior Vice President, Chief Legal and Transformation Officer and Secretary from November 2022 to May 2023, Senior Vice President, Chief Legal and Compliance Officer and Secretary from July 2019 to October 2022, and Vice President, Deputy General Counsel from October 2016 to June 2019.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." As of October 31, 2023 and 2022, we had 175,000,000 shares of common stock, par value $1.00 per share, authorized, and 103,843,485 and 103,969,805 shares of common stock outstanding, respectively. In each quarter of fiscal 2023, our Board of Directors declared a common stock cash dividend of $0.34 per share, which was a 13.3 percent increase over our common stock cash dividend of $0.30 per share paid in each quarter of fiscal 2022. As announced on December 12, 2023, our Board of Directors increased our fiscal 2024 first quarter common stock cash dividend by 5.9 percent to $0.36 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2023 and 2022, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock, par value $1.00 per share, authorized, none of which were outstanding.
Shareholders
As of December 13, 2023, we had 2,450 shareholders of record.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2023:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
August 5, 2023 through September 1, 2023	—	$—	—	6,949,491
September 2, 2023 through September 29, 2023	—	—	—	6,949,491
September 30, 2023 through October 31, 2023	1,560	86.01	—	6,949,491
Total	1,560	$86.01	—
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or in privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. No shares were repurchased under this program during the time period indicated above. As a result, 1,949,491 shares remained available to repurchase under this program as of October 31, 2023.
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
3    Includes 1,560 shares of the company's common stock purchased in open-market transactions at an average price of $86.01 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,560 shares were not repurchased under the company's authorized stock repurchase programs described in notes 1 and 2 above.

The Toro Company Common Stock Comparative Performance Graph
The following stock performance graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, and the S&P 500 Industrial Machinery Index for the five-year period from October 31, 2018 through October 31, 2023. The total returns on TTC common stock depicted in the stock performance graph and table are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, and the S&P 500 Industrial Machinery Index

300
250
200
150
100
50
0
10/31/18
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
The Toro Company
S&P 500
S&P 500 Industrial Machinery Index

*$100 invested on 10/31/18 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2018	2019	2020	2021	2022	2023
The Toro Company	$100.00	$138.80	$149.82	$176.04	$197.09	$153.25
S&P 500	100.00	114.33	125.43	179.25	153.06	168.59
S&P 500 Industrial Machinery Index	$100.00	$121.96	$133.77	$176.57	$153.30	$167.86
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
Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2023 and 2022. Discussion of fiscal 2021 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2022 and 2021 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2022. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
Our MD&A is presented as follows:
•Company Overview
•Results of Operations
•Business Segments
•Financial Position
•Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
Non-GAAP Financial Measures
Throughout this MD&A, we have provided financial and liquidity measures that are not calculated or presented in accordance with U.S. GAAP ("non-GAAP financial measures," "adjusted" before specified financial measures, and "non-GAAP liquidity measures"), as information supplemental and in addition to the most directly comparable financial measures presented in this Annual Report on Form 10-K that are calculated and presented in accordance with U.S. GAAP. We believe that these non-GAAP financial measures, when considered in conjunction with our Consolidated Financial Statements prepared in accordance with U.S. GAAP, provide investors with useful supplemental financial information to better understand our core operational performance and cash flows. These non-GAAP financial measures, however, should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the most directly comparable U.S. GAAP financial measures. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
COMPANY OVERVIEW
Executive Summary
Our fiscal 2023 results included the following items of significance that are provided in summary format here and described in greater detail throughout the "Results of Operations," "Business Segments," and "Financial Position" sections:
•Consolidated net sales for fiscal 2023 were $4,553.2 million, an increase of 0.9 percent compared to $4,514.7 million in fiscal 2022.
•Professional segment net sales for fiscal 2023 were $3,674.6 million, an increase of 7.1 percent compared to $3,429.6 million in fiscal 2022.
•Residential segment net sales for fiscal 2023 were $854.2 million, a decrease of 20.1 percent compared to $1,068.6 million in fiscal 2022.
•Gross margin was 34.6 percent in fiscal 2023, an increase of 130 basis points compared to 33.3 percent in fiscal 2022.
•Adjusted gross margin was 34.7 percent in fiscal 2023, an increase of 130 basis points compared to 33.4 percent in fiscal 2022.
•SG&A expense as a percentage of net sales in fiscal 2023 was 21.8 percent, an increase of 130 basis points compared to 20.5 percent in fiscal 2022.
•Net earnings for fiscal 2023 were $329.7 million, or $3.13 per diluted share, compared to $443.3 million, or $4.20 per diluted share, in fiscal 2022.

•Adjusted net earnings for fiscal 2023 were $443.5 million, or $4.21 per diluted share, compared to $444.2 million, or $4.20 per diluted share, in fiscal 2022.
•Field inventory was higher as of the end of fiscal 2023 compared to the end of fiscal 2022, primarily driven by channel replenishment and lower than anticipated retail demand from homeowners who prefer professional solutions.
•Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) decreased $343.4 million to $1,965.7 million as of October 31, 2023 from $2,309.1 million as of October 31, 2022, primarily driven by improved manufacturing output. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for golf and grounds equipment and underground and specialty construction products continuing to outpace production of such products.
Please refer to the section titled "Non-GAAP Financial Measures" for reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures.
We continued our history of paying quarterly cash dividends throughout fiscal 2023 and increased our fiscal 2023 quarterly cash dividend by 13.3 percent to $0.34 per share compared to $0.30 per share paid in fiscal 2022. We also repurchased shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $201.9 million of cash to our shareholders during fiscal 2023. As of October 31, 2023, we had a strong liquidity profile with available liquidity of $750.5 million, consisting of cash and cash equivalents of $193.1 million and availability under our revolving credit facility of $557.4 million.
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
AMP Initiative
We recently announced a new "Amplifying Maximum Productivity" or AMP initiative, which is a multi-year initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, and route-to-market transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth.
Acquisition of Intimidator Group
On January 13, 2022, during the first quarter of fiscal 2022, we completed our acquisition of Intimidator for net aggregate purchase consideration of $399.8 million. Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers including homeowners who prefer professional solutions. The acquisition of Intimidator broadened our Professional reportable segment and expanded our manufacturing footprint and dealer network. Subsequent to the closing date, results of operations for Intimidator have been included within our Professional reportable segment within our Consolidated Financial Statements and had an incremental impact to our Professional reportable segment net sales for the first twelve months post acquisition, or through the first quarter of fiscal 2023. For additional information regarding the Intimidator acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, in the Notes to Consolidated Financial Statements.
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
As a result of these analyses, at the end of the third quarter of fiscal 2023, we recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, we recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset is $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit is $30.5 million. These impairment charges are included in the Non-cash impairment charges caption on the Consolidated Statements of Earnings. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales in fiscal 2023 were $4,553.2 million compared to $4,514.7 million in fiscal 2022, an increase of 0.9 percent. This net sales increase was primarily driven by net price realization, higher shipments of Professional segment products, and the incremental net sales attributable to the acquisition of Intimidator, partially offset by lower shipments of Residential segment products.
Net sales in international markets were $947.7 million for fiscal 2023 compared to $879.2 million in fiscal 2022, an increase of 7.8 percent. Changes in foreign currency exchange rates resulted in a decrease in our net sales of $5.5 million in fiscal 2023. The international net sales increase was primarily driven by higher shipments and net price realization in the Professional segment, partially offset by lower shipments in the Residential segment.
The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2023	2022
Net sales	100.0%	100.0%
Cost of sales	(65.4)	(66.7)
Gross margin	34.6	33.3
SG&A expense	(21.8)	(20.5)
Non-cash impairment charges	(3.3)	—
Operating earnings	9.5	12.8
Interest expense	(1.3)	(0.8)
Other income, net	0.6	0.2
Earnings before income taxes	8.8	12.2
Provision for income taxes	(1.6)	(2.4)
Net earnings	7.2%	9.8%
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross profit for fiscal 2023 was $1,577.6 million, up 4.9 percent compared to gross profit of $1,504.6 million in fiscal 2022. Gross margin was 34.6 percent in fiscal 2023 compared to 33.3 percent in fiscal 2022, an increase of 130 basis points. The increase in gross margin in fiscal 2023 as compared to fiscal 2022 was primarily due to net price realization and productivity improvements, partially offset by higher material costs.
Selling, General and Administrative ("SG&A") Expense
SG&A expense increased $66.7 million, or 7.2 percent, in fiscal 2023 compared to fiscal 2022. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" for a description of expenses included in SG&A expense. As a percentage of net sales, SG&A expense was 21.8 percent in fiscal 2023 compared to 20.5 percent in fiscal 2022, an increase of 130 basis points. The increase in SG&A expense as a percentage of net sales was primarily driven by higher corporate expenses, higher marketing and warranty costs, and increased investment in research and engineering.
Non-Cash Impairment Charges
We recorded non-cash impairment charges of $151.3 million within our Professional segment related to Intimidator in fiscal 2023. No impairment charges were recognized in fiscal 2022.

Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2023 increased $23.0 million compared to fiscal 2022. This increase was driven by higher average interest rates in fiscal 2023 compared to fiscal 2022.
Other Income, Net
Other income, net for fiscal 2023 was $28.5 million compared to $12.5 million in fiscal 2022, an increase of $16.0 million. This increase in other income, net was primarily due to higher income from our Red Iron joint venture and the favorable impact from derivative instruments in fiscal 2023 as compared to fiscal 2022.
Provision for Income Taxes
The effective tax rate for fiscal 2023 was 17.7 percent compared to 19.8 percent in fiscal 2022. The decrease in the effective tax rate for fiscal 2023 was primarily due to the impact of non-cash impairment charges and higher tax benefits recorded as excess tax deductions for stock compensation during fiscal 2023.
The adjusted effective tax rate for fiscal 2023 was 20.4 percent, compared to an adjusted effective tax rate of 20.2 percent in fiscal 2022. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
Net Earnings and Net Earnings Per Diluted Share
Fiscal 2023 net earnings were $329.7 million compared to $443.3 million in fiscal 2022, a decrease of 25.6 percent. Fiscal 2023 diluted net earnings per share were $3.13, a decrease of 25.5 percent from $4.20 per diluted share in fiscal 2022. The decrease in net earnings per diluted share for fiscal 2023 was primarily driven by the non-cash impairment charges, higher interest expense, and lower Residential segment earnings, partially offset by strong Professional segment earnings excluding the non-cash impairment charges and higher income from our Red Iron joint venture.
Adjusted net earnings for fiscal 2023 were $443.5 million, or $4.21 per diluted share, compared to $444.2 million, or $4.20 per diluted share, in fiscal 2022. Reconciliations of non-GAAP financial measures to the most directly comparable reported U.S. GAAP financial measures are included in the section titled "Non-GAAP Financial Measures."
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities consisting of a wholly-owned domestic distribution company, Red Iron joint venture, certain corporate activities, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information technology, public relations, business development, and similar activities, as well as other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on the net sales and operating results of our reportable business segments and Other activities.
Professional Segment
Professional segment net sales represented 80.7 percent and 76.0 percent of consolidated net sales for fiscal 2023 and 2022, respectively. The following table presents our Professional segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2023	2022
Net sales	$3,674.6	$3,429.6
Percentage change from prior year	7.1%	17.1%
Segment earnings	$509.1	$584.0
Segment earnings as a percentage of segment net sales	13.9%	17.0%
Professional Segment Net Sales
Net sales for our Professional segment in fiscal 2023 increased 7.1 percent compared to fiscal 2022. This increase was primarily driven by higher shipments of underground and specialty construction, and golf and grounds products, net price realization, and the incremental net sales attributable to the acquisition of Intimidator, partially offset by lower shipments of contractor-grade lawn care equipment.

Professional Segment Earnings
Professional segment earnings decreased 12.8 percent in fiscal 2023 compared to fiscal 2022, and when expressed as a percentage of Professional segment net sales, decreased to 13.9 percent from 17.0 percent. The decrease in Professional segment earnings as a percentage of Professional segment net sales for fiscal 2023 was primarily driven by the non-cash impairment charges and higher material costs, partially offset by net price realization and productivity improvements.
Residential Segment
Residential segment net sales represented 18.8 percent and 23.7 percent of consolidated net sales for fiscal 2023 and 2022, respectively. The following table presents our Residential segment's net sales, earnings, and earnings as a percentage of net sales (dollars in millions):

Fiscal Years Ended October 31	2023	2022
Net sales	$854.2	$1,068.6
Percentage change from prior year	(20.1)%	5.8%
Segment earnings	$68.9	$112.7
Segment earnings as a percentage of segment net sales	8.1%	10.5%
Residential Segment Net Sales
Net sales for our Residential segment in fiscal 2023 decreased by 20.1 percent compared to fiscal 2022. This decrease was primarily driven by lower shipments of products broadly across the segment, partially offset by net price realization.
Residential Segment Earnings
Residential segment earnings decreased 38.9 percent in fiscal 2023 compared to fiscal 2022, and when expressed as a percentage of Residential segment net sales, decreased to 8.1 percent from 10.5 percent. This Residential segment earnings decrease as a percentage of Residential segment net sales was primarily driven by lower sales volume and unfavorable product mix, partially offset by net price realization.
Other Activities
Net sales for our Other activities consist of sales from a wholly-owned domestic distribution company less intercompany sales from our Professional and Residential business segments to the wholly-owned domestic distribution company. Net sales for our Other activities represented 0.5 percent and 0.3 percent of consolidated net sales for fiscal 2023 and 2022, respectively.
The following table presents net sales and operating loss for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2023	2022
Net sales	$24.4	$16.5
Percentage change from prior year	47.9%	(17.2)%
Operating loss	$(177.5)	$(144.2)
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in fiscal 2023 increased $7.9 million compared to fiscal 2022.
Other Operating Loss
Operating loss for our Other activities increased $33.3 million in fiscal 2023 compared to fiscal 2022. This year-over-year operating loss increase was primarily driven by higher interest expense, higher corporate expenses, and restructuring charges, partially offset by higher income from our Red Iron joint venture and the favorable impact from derivative instruments.
FINANCIAL POSITION
Working Capital
The macroeconomic environment remains challenging, but our supply chain is beginning to stabilize. Our continued goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as ensure service parts availability for our customers. The following table highlights several key measures of our working capital performance (dollars in millions):

Fiscal Years Ended October 31	2023	2022
Average receivables, net	$379.2	$351.7
Average inventories, net	$1,134.5	$914.4
Average accounts payable	$450.9	$494.6
Average days outstanding for receivables	30.4	28.4
Average inventory turnover (times per fiscal year)	2.6	3.3
As of the end of fiscal 2023, our average net working capital was 23.3 percent compared to 17.1 percent as of the end of fiscal 2022. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period.
The following factors impacted our average net working capital during fiscal 2023 as compared to fiscal 2022:
•Average net receivables increased by 7.8 percent, primarily driven by payment terms. Our average days outstanding for receivables increased to 30.4 days in fiscal 2023 compared to 28.4 days in fiscal 2022.
•Average net inventories increased by 24.1 percent, primarily due to higher finished goods resulting from decreased demand for solutions sold to homeowners.
•Average accounts payable decreased by 8.8 percent, primarily driven by a reduction in purchases year-over-year.
Capital Expenditures
We make ongoing capital investments in our property, plant, and equipment and believe that in periods of normalized supply chain conditions our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations to better enable us to meet the needs of our customers. Fiscal 2023 capital expenditures of $149.5 million were $6.0 million higher than our fiscal 2022 capital expenditures of $143.5 million.
Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past two fiscal years are shown in the following table (dollars in millions):

	Cash Provided by/ (Used in)
Fiscal Years Ended October 31	2023	2022
Operating activities	$306.8	$297.2
Investing activities	(157.7)	(548.3)
Financing activities	(147.5)	42.2
Effect of exchange rates on cash	3.3	(8.5)
Net increase (decrease) in cash and cash equivalents	4.9	(217.4)
Cash and cash equivalents as of the end of the fiscal period	$193.1	$188.2
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2023, cash provided by operating activities increased by $9.6 million, or 3.2 percent, from fiscal 2022.
Cash Flows from Investing Activities
Acquisitions and capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new, existing, and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. Cash used in investing activities in fiscal 2023 decreased by $390.6 million from fiscal 2022. This decrease was primarily due to cash used to acquire Intimidator in fiscal 2022 that was not repeated.
Cash Flows from Financing Activities
Cash used in financing activities in fiscal 2023 was $147.5 million compared to cash provided by financing activities of $42.2 million in fiscal 2022. This change in cash flows from financing activities was mainly due to lower net borrowings, partially offset by lower share repurchases, in each case during fiscal 2023 compared to fiscal 2022. The net borrowings incurred during fiscal 2022 were used in part to acquire Intimidator.
Liquidity and Capital Resources
As of October 31, 2023, we had available liquidity of $750.5 million, consisting of cash and cash equivalents of $193.1 million, of which $91.1 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $557.4 million.

We expect that $32.8 million of cash and cash equivalents held by our foreign subsidiaries will be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2023, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and projected cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
The following is a summary of our indebtedness (dollars in millions):

October 31	2023	2022
Revolving credit facility, due October 2026	$40.0	$—
$270 million term loan, due October 2026	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1
Less: unamortized debt issuance costs	2.7	3.3
Long-term debt	$1,031.5	$990.8
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2024	$—
2025	37.0
2026	303.0
2027	270.0
2028	—
Thereafter	425.0
Total principal payments	$1,035.0
Interest payments required on our outstanding indebtedness, assuming no prepayments of indebtedness, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Interest payments
2024	$57.3
2025	56.6
2026	53.7
2027	30.1
2028	20.0
Thereafter	97.6
Interest on variable rate debt was calculated using the interest rate as of October 31, 2023.
Our revolving credit facility has a borrowing capacity of up to $600.0 million that matures on October 5, 2026. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. As of October 31, 2023 we had $40.0 million outstanding under the revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, resulting in $557.4 million of unutilized availability under our revolving credit facility. As of October 31, 2022 we had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under our revolving credit facility. As of October 31, 2023, our debt ratings for long-term unsecured senior, non-credit enhanced debt by Standard and Poor's Ratings Group and by Moody's Investors Service were BBB and Baa1, respectively, and in both cases with a stable outlook.
The agreements governing our outstanding indebtedness are described in Note 6, Indebtedness, of the Notes to Consolidated Financial Statements. We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures and private placement note purchase agreements.
Capital Structure
The following table details the components of our capital structure and debt-to-capitalization ratio (dollars in millions, except percentage data):

October 31	2023	2022
Long-term debt	$1,031.5	$990.8
Stockholders' equity	$1,510.9	$1,351.7
Debt-to-capitalization ratio	40.6%	42.3%
Our debt-to-capitalization ratio decreased in fiscal 2023 compared to fiscal 2022 primarily due to our continued profitability.
Cash Dividends
In each quarter of fiscal 2023, our Board of Directors declared a common stock cash dividend of $0.34 per share, which was a 13.3 percent increase over our common stock cash dividend of $0.30 per share paid each quarter in fiscal 2022. On December 12, 2023, our Board of Directors increased our fiscal 2024 first quarter common stock cash dividend by 5.9 percent to $0.36 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Share Repurchases
Our Board authorized stock repurchase program provides shares for use in connection with our stock-based compensation plans, among other uses, and has no expiration. The following table provides information with respect to repurchases of our common stock during the past two fiscal years (dollars in millions, except share and per share data):

Fiscal Years Ended October 31	2023	2022
Shares of Board authorized common stock purchased	577,115	1,525,856
Cost to repurchase common stock	$60.0	$140.0
Average price paid per share	$103.97	$91.75
As of October 31, 2023, 6,949,491 shares remained available for repurchase under our Board authorized stock repurchase program. We currently expect to continue share repurchases in fiscal 2024, depending on our cash balance, debt repayments, common stock price and other market conditions, our anticipated working capital needs, and/or other factors.
Customer Financing
Inventory Financing Arrangements
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
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron during fiscal 2023 and 2022 was $2,789.5 million and $2,627.5 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of October 31, 2023 and 2022 was $1,019.0 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2023 and 2022 were $34.4 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2023 and 2022 was $545.4 million and $633.5 million, respectively. As of October 31, 2023 and 2022, $234.7 million and $220.0 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
We have also entered into inventory repurchase agreements with the other third-party financial institutions under which we have agreed to repurchase certain repossessed products. As of October 31, 2023 and 2022, we were contingently liable to repurchase up to a maximum amount of $32.2 million and $80.0 million of repossessed inventory, respectively.
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
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. We may recover a portion of any required recourse payments incurred under these agreements from repossession and resale of the equipment collateralizing the receivables. Our maximum exposure for credit collection under those arrangements as of October 31, 2023 and 2022 was $5.2 million and $8.6 million, respectively.
Termination or any material change to the terms of our end-user financing arrangements, availability of credit for our customers, including any delay in securing replacement credit sources, or significant financed product repurchase requirements could have a material adverse impact on our future operating results.
Open Account Terms
We continue to provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.
NON-GAAP FINANCIAL MEASURES
We have provided in this Annual Report on Form 10-K certain non-GAAP financial measures, which are not calculated or presented in accordance with U.S. GAAP, as information supplemental and in addition to the most directly comparable financial measures that are calculated and presented in accordance with U.S. GAAP. We use these non-GAAP financial measures in making operating decisions and assessing liquidity because we believe they provide meaningful supplemental information regarding our core operational performance and cash flows, as a measure of our liquidity, and provide us with a better understanding of how to allocate resources to both ongoing and prospective business initiatives. Additionally, these non-GAAP financial measures facilitate our internal comparisons to both our historical operating results and to our competitors' operating results by factoring out potential differences caused by charges and benefits not related to our regular, ongoing business, including, without limitation, certain non-cash, large, and/or unpredictable charges and benefits; acquisitions and dispositions; legal judgments, settlements, or other matters; and tax positions.

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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the fiscal years ended October 31, 2023 and 2022 (dollars in millions, except per share and percentage data):

Fiscal Years Ended	October 31, 2023	October 31, 2022
Gross profit	$1,577.6	$1,504.6
Acquisition-related costs[1]	0.2	1.6
Restructuring charges[2]	1.2	—
Adjusted gross profit	$1,579.0	$1,506.2

Gross margin	34.6%	33.3%
Acquisition-related costs[1]	—%	0.1%
Restructuring charges[2]	0.1%	—%
Adjusted gross margin	34.7%	33.4%

Operating earnings	$430.7	$575.7
Acquisition-related costs[1]	0.4	4.0
Restructuring charges[2]	5.0	—
Non-cash impairment charges[3]	151.3	—
Adjusted operating earnings	$587.4	$579.7

Operating earnings margin	9.5%	12.8%
Restructuring charges[2]	0.1%	—%
Non-cash impairment charges[3]	3.3%	—%
Adjusted operating earnings margin	12.9%	12.8%

Earnings before income taxes	$400.5	$552.5
Acquisition-related costs[1]	0.4	4.0
Restructuring charges[2]	5.0	—
Non-cash impairment charges[3]	151.3	—
Adjusted earnings before income taxes	$557.2	$556.5

Income tax provision	$70.8	$109.2
Acquisition-related costs[1]	—	0.8
Restructuring charges[2]	1.1	—
Non-cash impairment charges[3]	36.7	—
Tax impact of stock-based compensation[4]	5.1	2.3
Adjusted income tax provision	$113.7	$112.3

Net earnings	$329.7	$443.3
Acquisition-related costs[1]	0.4	3.2
Restructuring charges[2]	3.9	—
Non-cash impairment charges[3]	114.6	—
Tax impact of stock-based compensation[4]	(5.1)	(2.3)
Adjusted net earnings	$443.5	$444.2

Net earnings per diluted share	$3.13	$4.20
Acquisition-related costs[1]	—	0.03
Restructuring charges[2]	0.04	—
Non-cash impairment charges[3]	1.09	—
Tax impact of stock-based compensation[4]	(0.05)	(0.03)
Adjusted net earnings per diluted share	$4.21	$4.20

Effective tax rate	17.7%	19.8%
Non-cash impairment charges[3]	1.5%	—%
Tax impact of stock-based compensation[4]	1.2%	0.4%
Adjusted effective tax rate	20.4%	20.2%
1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the fiscal year ended October 31, 2023 represent integration costs incurred in connection with the acquisition. Acquisition-related costs for the fiscal year ended October 31, 2022 represent transaction and integration costs incurred in connection with the acquisition. For additional information regarding this acquisition, refer to Note 2, Business Combinations and Asset Acquisitions, of the Notes to Consolidated Financial Statements.
2    In October of fiscal 2023, we initiated a restructuring program expected to be completed by the end of the first quarter of fiscal 2024. The anticipated costs associated with the program include severance, termination benefits, and other exit-related expenses. Restructuring charges for the fiscal year ended October 31, 2023 represent accrued severance costs.

3    At the end of the third quarter of fiscal 2023, we recorded non-cash impairment charges within our Professional reportable segment related to the Intimidator operating segment, as discussed in more detail under the heading "Company Overview-Impairment" in this section.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2023 and 2022.
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
The following table provides a reconciliation of free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP for the fiscal years ended October 31, 2023 and October 31, 2022 (dollars in millions, except percentage data):

Fiscal Years Ended	October 31, 2023	October 31, 2022
Net cash provided by operating activities	$306.8	$297.2
Less: Purchases of property, plant and equipment, net of proceeds from insurance claim	142.4	143.5
Free cash flow	164.4	153.7
Net earnings	$329.7	$443.3
Free cash flow conversion percentage	49.9%	34.7%
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
Regardless of classification of the cost of the sales promotion and incentive program within the Consolidated Statements of Earnings, we record an accrual within the Consolidated Balance Sheets for the estimated future expense of certain of our sales promotion and incentive programs for which we anticipate a future cost based on historical or expected future business practice by using the expected value method and applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Under such approach, our determination of variable consideration associated with the estimated expense of certain of our sales promotions and incentives programs is primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, projected sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
Of our sales promotion and incentive programs that are considered to be variable consideration, our off-invoice discounts and financing programs are less subject to complex judgment or estimates as compared to our rebate programs, which are subject to a more significant level of estimation uncertainty as they require inputs and assumptions that are more susceptible to change or subjectivity. Specifically, our rebate programs are primarily sensitive to fluctuations in historical payment and rebate claims experience as compared to actual realized payment and rebate claims, field inventory levels, and projected wholesale and retail sales volumes and the quantity or mix of products.
Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2023, we had recorded an accrual for sales promotion and incentive programs of $163.0 million within the Consolidated Balance Sheets. We believe that our accrual for sales promotion and incentive programs is adequate as of October 31, 2023 and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, actual results may differ from these estimates if competitive factors dictate the need to enhance or modify sales promotion and incentive programs or if customer usage, product mix, or field inventory levels vary from historical trends.
Impairment
Goodwill
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination. As of October 31, 2023, our goodwill balance was $450.8 million. Goodwill is not amortized, but is assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. We assess goodwill for impairment at the reporting unit level and our 12 reporting units are the same as our 12 operating segments as defined in Note 3, Segment Data, of the Notes to Consolidated Financial Statements. Nine of our reporting units contained goodwill on their respective balance sheets as of October 31, 2023.
During the preparation of the financial statements for the third quarter of fiscal 2023, we concluded that impairment indicators existed for our Intimidator reporting unit goodwill. Based on the resulting impairment assessment performed, we recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit in the third quarter of fiscal 2023. For additional information regarding the impairment charge, refer to refer to Note 5, Goodwill and Other Intangible Assets.
During the fourth quarter of fiscal 2023, consistent with prior fiscal years, we performed our annual quantitative goodwill impairment assessment, which is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the fourth quarter annual quantitative goodwill impairment analysis, we determined there was no impairment of goodwill for any of our reporting units as the fair value of each reporting unit exceeded its respective carrying value, including goodwill. Further, excluding Intimidator, the fair value of each reporting unit exceeded its respective carrying value, including goodwill, in excess of 100 percent. Given the proximity of our annual impairment analysis to the third quarter analysis which resulted in Impairment for the Intimidator reporting unit goodwill, we would not expect significant excess of fair value over carrying value. The marginal positive excess is indicative of improved performance and a favorable business outlook due to management actions to prioritize and allocate sufficient resources to the Intimidator business, as well as accelerated release of new product offerings which will have a favorable impact to results in fiscal 2024 and beyond.
The fair value of each reporting unit under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital ("WACC") rate. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. Excluding Intimidator, the WACC rate could be increased by over 500 basis points with no impairment indicated for any of our reporting units. Excluding Intimidator, the terminal growth rate could be decreased by 300 basis points with no impairment indicated for any of our reporting units.
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
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. As of October 31, 2023, our indefinite-lived intangible asset balances, which consist of certain trade names, were $271.5 million. Indefinite-lived intangible assets are not amortized, but are assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. We assess indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate.
During the preparation of the financial statements for the third quarter of fiscal 2023, we concluded that impairment indicators existed for our indefinite-lived Spartan trade name intangible asset. Based on the resulting impairment assessment performed, we recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset in the third quarter of fiscal 2023. For additional information regarding the impairment charge, refer to refer to Note 5, Goodwill and Other Intangible Assets.
During the fourth quarter of fiscal 2023, consistent with prior fiscal years, we performed our annual quantitative impairment assessment for indefinite-lived intangible assets by comparing the carrying amounts of each respective asset, or asset group, to its estimated fair value. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on our fourth quarter quantitative impairment analysis, we determined that our indefinite-lived intangible assets were not impaired as the estimated fair value of each of our indefinite-lived intangible assets exceeded its carrying value. Further, excluding the Intimidator Spartan trade name, the fair value of each of our indefinite-lived intangible assets exceeded its carrying value in excess of 20 percent. Given the proximity of our annual impairment analysis to the third quarter analysis which resulted in Impairment for the Intimidator Spartan trade name, we would not expect significant excess of fair value over carrying value. The marginal positive excess is indicative of improved performance and a favorable business outlook due to management actions to prioritize and allocate sufficient resources to the Intimidator business, as well as accelerate the release of new product offerings which will have a favorable impact to results in fiscal 2024 and beyond.
Fair value was determined using the relief-from-royalty method under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. These inputs and assumptions contemplate business, industry, and overall economic conditions, as well as relevant market data for royalty rates of similar intangible assets. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. Excluding the Intimidator Spartan trade name, the discount rate could be increased by 170 basis points with no impairment indicated for any of our indefinite-lived intangible assets. Excluding the Intimidator Spartan trade name, the royalty rate could be decreased by 40 basis points with no impairment indicated for any of our indefinite-lived intangible assets.
Determining the estimated fair values of our reporting units and indefinite-lived intangible assets, or asset groups, requires considerable judgment and such estimates are sensitive to changes in the underlying inputs and assumptions. As a result, there can be no assurance that the inputs and assumptions made for purposes of our annual impairment assessments will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected may negatively affect the underlying key inputs and assumptions and ultimately affect the estimated fair values of our reporting units and indefinite-lived intangible assets. Such events or circumstances could include a decrease in expected future operating results and the related cash flows; adverse economic, market, and industry conditions, including unfavorable impacts on our guideline public companies used in determining our WACC rate and the business enterprise value of our reporting units under the market approach; prolonged periods of unfavorable weather conditions; changes in regulatory conditions impacting our products and industries; a continued volatile supply chain environment and/or additional increases in the costs of commodities, component parts, and labor; lack of customer acceptance of new or innovative technologies; increased competition; and other factors. While our annual impairment assessment performed in the fourth quarter of fiscal 2023 supported the carrying amount of our goodwill and indefinite-lived intangible assets, we may be required to re-evaluate the carrying amount in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.

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
At the time of sale, we recognize expense and record a warranty accrual by product line for estimated costs in connection with projected future warranty claims. Our estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of warranty claims to sales, and the historical length of time between the sale and resulting warranty claim. If applicable, historical claims experience may be adjusted for known product design improvements or for the impact of unusual product quality issues. We periodically assess the adequacy of our warranty accruals based on changes in our estimates and assumptions and record any necessary adjustments if the cost of actual claim experience differs from our estimate and indicates that adjustments to our warranty accrual are necessary. Factors that could have an impact on actual future claims and our warranty accrual include, but are not limited to, items such as performance of new products; product failure rates; factors impacting product usage, such as weather; changes in sales volumes and shifts in product mix; manufacturing quality and product design issues, including significant manufacturing or design defects not discovered until after the product is delivered to customers; the extent of customers affected by the product failure; higher or lower than expected service and component part costs to satisfactorily address the repair, and upon rare occasion, changes to the warranty coverage periods. Additionally, from time to time, we also establish warranty accruals for our estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired.
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $143.9 million warranty accrual as of October 31, 2023 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including projecting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
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
In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of projected sales demand and production requirements is primarily based on actual orders received, historical demand, technological and product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Although we believe our inventory valuation reserve for excess, slow-moving, and obsolete inventory is adequate at $43.9 million as of October 31, 2023, projecting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Projected sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory valuation reserve for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not modify our purchases or production schedule accordingly.
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

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies and Related Data, in our Notes to Consolidated Financial Statements under the section entitled "New Accounting Pronouncements."
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2023 through fiscal 2026. All items are non-trading and stated in U.S. dollars. As of October 31, 2023, the average contracted rate, notional amount, fair value, and the gain at fair value of outstanding derivative instruments were as follows (dollars in millions, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6796	$105.6	$112.2	$6.6
Buy U.S. dollar/Sell Canadian dollar	1.3317	42.4	43.9	1.5
Buy U.S. dollar/Sell Euro	1.1051	146.6	150.4	3.8
Buy U.S. dollar/Sell British pound	1.2352	43.5	44.1	0.6
Buy Mexican peso/Sell U.S. dollar	20.9278	$42.6	$46.8	$4.2
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
Our indebtedness as of October 31, 2023 included $524.2 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $510.0 million of gross variable rate debt under our term loan credit agreements and revolving credit facility. As of October 31, 2023, the estimated fair value of gross long-term debt with fixed interest rates was $478.2 million compared to its carrying amount of $524.2 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of gross fixed rate debt, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to $20.3 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2023. The company's internal control over financial reporting as of October 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Angela C. Drake
Vice President, Chief Financial Officer

December 20, 2023

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Accrued sales promotions and incentives
As discussed in Note 1 to the consolidated financial statements, at the time of sale, the Company records an estimate for sales promotion and incentive costs, a portion of which relates to rebate programs. As of October 31, 2023, the Company recorded an accrual of $163.0 million for sales promotions and incentives. The Company’s estimates for sales promotion and incentive costs are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
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
Fair value of the Intimidator Group reporting unit and indefinite-lived Spartan trade name intangible asset
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the Company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. In assessing goodwill for impairment, the Company estimates the fair value of the reporting unit using a discounted cash flow model. In assessing indefinite-lived intangible assets for impairment, the Company estimates the fair value of the intangible assets using the relief-from-royalty method. Impairment charges are recorded for any goodwill or indefinite-lived intangible assets with carrying values in excess of their respective estimated fair values.
We identified the evaluation of the fair values of the Intimidator reporting unit and indefinite-lived Spartan trade name intangible asset as a critical audit matter. Testing certain assumptions used to determine the fair values, specifically, projected revenue growth rates, projected earnings before interest and taxes (EBIT) margins, and the discount rate, involved a high degree of subjectivity. Specifically, there was limited observable market information for the projected revenue growth rates and EBIT margins and evaluation of the discount rate assumption required valuation professionals with specialized skills and knowledge. In addition, the fair values of the reporting unit and indefinite-lived trade name intangible asset were challenging to evaluate due to their sensitivity to changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the fair value of the Intimidator reporting unit and indefinite-lived Spartan trade name intangible asset. This included certain controls related to the development of the relevant assumptions as listed above. We performed sensitivity analyses over the relevant assumptions to assess the impact of changes in those assumptions on the Company’s determination of the projected values of the Intimidator reporting unit and indefinite-lived Spartan trade name intangible asset. We evaluated the Company’s projected revenue growth rates and projected EBIT margins by comparing them to historical actual results of the Company, considering market and industry conditions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities; and
•developing fair value estimates of the Intimidator reporting unit and indefinite-lived Spartan trade name intangible asset using the Company’s cash flow projections and discount rate and comparing them to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1928.
Minneapolis, Minnesota
December 20, 2023

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in millions, except per share data)

Fiscal Years Ended October 31	2023	2022	2021
Net sales	$4,553.2	$4,514.7	$3,959.6
Cost of sales	2,975.6	3,010.1	2,621.1
Gross profit	1,577.6	1,504.6	1,338.5
Selling, general and administrative expense	995.6	928.9	820.2
Non-cash impairment charges	151.3	—	—
Operating earnings	430.7	575.7	518.3
Interest expense	(58.7)	(35.7)	(28.7)
Other income, net	28.5	12.5	10.2
Earnings before income taxes	400.5	552.5	499.8
Provision for income taxes	70.8	109.2	89.9
Net earnings	$329.7	$443.3	$409.9

Basic net earnings per share of common stock	$3.16	$4.23	$3.82

Diluted net earnings per share of common stock	$3.13	$4.20	$3.78

Weighted-average number of shares of common stock outstanding – Basic	104.4	104.8	107.3

Weighted-average number of shares of common stock outstanding – Diluted	105.3	105.6	108.5
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Fiscal Years Ended October 31	2023	2022	2021
Net earnings	$329.7	$443.3	$409.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	9.6	(31.8)	5.0
Derivative instruments, net of tax of $(4.1), $7.2, and $0.7, respectively	(12.8)	24.4	2.1
Pension benefits, net of tax of $(0.5), $0.2, and $0.0, respectively	(0.7)	0.3	1.2
Other comprehensive (loss) income, net of tax	(3.9)	(7.1)	8.3
Comprehensive income	$325.8	$436.2	$418.2
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in millions, except per share data)

October 31	2023	2022
ASSETS
Cash and cash equivalents	$193.1	$188.2
Receivables, net:
Customers, net of allowances (2023 - $3.0; 2022 - $3.3)	349.5	290.0
Receivables from finance affiliate	34.4	17.7
Other	23.5	25.0
Total receivables, net	407.4	332.7
Inventories, net	1,087.8	1,051.1
Prepaid expenses and other current assets	110.5	103.4
Total current assets	1,798.8	1,675.4
Property, plant and equipment, net	641.7	571.7
Goodwill	450.8	583.3
Other intangible assets, net	540.1	585.8
Right-of-use assets	125.3	76.1
Investment in finance affiliate	50.6	39.3
Deferred income taxes	14.2	5.3
Other assets	22.8	19.1
Total assets	$3,644.3	$3,556.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$430.0	$578.7
Short-term lease liabilities	19.5	15.7
Accrued liabilities:
Warranty	143.9	134.5
Advertising and sales promotions and incentives programs	163.0	124.0
Compensation and benefit costs	98.7	101.4
Insurance	16.2	16.2
Interest	11.6	11.4
Other	65.7	81.7
Total accrued liabilities	499.1	469.2
Total current liabilities	948.6	1,063.6
Long-term debt	1,031.5	990.8
Long-term lease liabilities	112.1	63.6
Deferred income taxes	0.4	44.3
Other long-term liabilities	40.8	42.0

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 103,843,485 shares as of October 31, 2023 and 103,969,805 shares as of October 31, 2022	103.8	104.0
Retained earnings	1,444.1	1,280.8
Accumulated other comprehensive loss	(37.0)	(33.1)
Total stockholders' equity	1,510.9	1,351.7
Total liabilities and stockholders' equity	$3,644.3	$3,556.0
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in millions)

Fiscal Years Ended October 31	2023	2022	2021
Cash flows from operating activities:
Net earnings	$329.7	$443.3	$409.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(19.2)	(8.8)	(5.7)
Distributions from (contributions to) finance affiliate, net	7.9	(9.9)	4.8
Depreciation of property, plant, and equipment	83.5	74.9	75.5
Amortization of other intangible assets	35.7	33.9	23.8
Stock-based compensation expense	19.4	22.1	21.8
Deferred income taxes	(47.9)	(12.3)	(22.9)
Non-cash impairment charges	151.3	—	—
Other	(0.2)	(0.1)	0.5
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(71.6)	(19.3)	(52.3)
Inventories, net	(26.7)	(285.9)	(98.3)
Other assets	17.8	(30.2)	3.0
Accounts payable	(149.9)	66.3	139.3
Other liabilities	(23.0)	23.2	56.1
Net cash provided by operating activities	306.8	297.2	555.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(149.5)	(143.5)	(104.0)
Proceeds from insurance claim	7.1	—	—
Business combinations, net of cash acquired	(21.0)	(402.4)	(24.9)
Asset acquisitions, net of cash acquired	—	(7.2)	(27.2)
Proceeds from asset disposals	0.4	0.2	1.0
Proceeds from sale of a business	5.3	4.6	26.6
Net cash used in investing activities	(157.7)	(548.3)	(128.5)
Cash flows from financing activities:
Net borrowings under the revolving credit facility[1]	40.0	—	—
Long-term debt borrowings[1]	—	300.0	270.0
Long-term debt repayments[1]	—	—	(370.0)
Proceeds from exercise of stock options	19.7	10.3	13.1
Payments of withholding taxes for stock awards	(3.8)	(2.4)	(2.1)
Purchases of TTC common stock	(60.0)	(140.0)	(302.3)
Dividends paid on TTC common stock	(141.9)	(125.7)	(112.4)
Other	(1.5)	—	—
Net cash (used in) provided by financing activities	(147.5)	42.2	(503.7)

Effect of exchange rates on cash and cash equivalents	3.3	(8.5)	2.4

Net increase (decrease) in cash and cash equivalents	4.9	(217.4)	(74.3)
Cash and cash equivalents as of the beginning of the fiscal period	188.2	405.6	479.9
Cash and cash equivalents as of the end of the fiscal period	$193.1	$188.2	$405.6

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$61.1	$30.5	$31.6
Income taxes	$165.2	$120.5	$101.8
1 Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash (used in) provided by financing activities.
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2020	$107.6	$1,041.5	$(34.3)	$1,114.8
Cash dividends paid on common stock - $1.05 per share	—	(112.4)	—	(112.4)
Issuance of 610,788 shares of common stock under stock-based compensation plans, less contribution of 22,700 shares of common stock to a deferred compensation trust	0.6	12.5	—	13.1
Stock-based compensation expense	—	21.8	—	21.8
Purchase of 3,010,424 shares of common stock	(3.0)	(301.4)	—	(304.4)
Other comprehensive income	—	—	8.3	8.3
Net earnings	—	409.9	—	409.9
Balance as of October 31, 2021	105.2	1,071.9	(26.0)	1,151.1
Cash dividends paid on common stock - $1.20 per share	—	(125.7)	—	(125.7)
Issuance of 349,219 shares of common stock under stock-based compensation plans, less contribution of 33,162 shares of common stock to a deferred compensation trust	0.4	10.0	—	10.4
Stock-based compensation expense	—	22.1	—	22.1
Purchase of 1,551,986 shares of common stock	(1.6)	(140.8)	—	(142.4)
Other comprehensive loss	—	—	(7.1)	(7.1)
Net earnings	—	443.3	—	443.3
Balance as of October 31, 2022	104.0	1,280.8	(33.1)	1,351.7
Cash dividends paid on common stock - $1.36 per share	—	(141.9)	—	(141.9)
Issuance of 499,145 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares of common stock to a deferred compensation trust	0.4	19.3	—	19.7
Stock-based compensation expense	—	19.4	—	19.4
Purchase of 611,195 shares of common stock	(0.6)	(63.2)	—	(63.8)
Other comprehensive loss	—	—	(3.9)	(3.9)
Net earnings	—	329.7	—	329.7
Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
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
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2023 and 2022, cash and cash equivalents held by the company's foreign subsidiaries were $91.1 million and $93.4 million, respectively.
Receivables, Net
Receivables are recorded at original carrying amount less an estimated allowance for expected credit losses. The allowance for expected credit losses is based on the company's assessment of losses that will result from its customers inability or unwillingness to pay amounts owed to the company. The allowance for expected credit losses is estimated using a combination of factors, including the age of receivable balances and historical credit loss experience, supplemented by the company's knowledge of customer-specific information, current market conditions, and reasonable and supportable projections of future events and economic conditions, when applicable. Receivables are written-off against the allowance for expected credit losses when all collection efforts have been exhausted.
The company's financial exposure related to the collection of accounts receivable is reduced due to its inventory financing arrangements, as further discussed in Note 11, Commitments and Contingencies.
For receivables not serviced through inventory financing agreements, the company provides financing in the form of open account terms in the normal course of business and performs on-going credit evaluations of customers.
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

Inventories, Net
The company uses a combination of inventory valuation methods. Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for approximately 58.5 percent and 50.8 percent of total net inventories as of October 31, 2023 and 2022, respectively. Other inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. During fiscal 2023 and fiscal 2022, LIFO layers were not materially reduced. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of. As of October 31, 2023 and 2022, the company's inventory valuation adjustment for excess, slow-moving, and obsolete inventory was $43.9 million and $38.7 million, respectively.
Inventories, net were as follows (dollars in millions):

October 31	2023	2022
Raw materials and work in process	$400.3	$482.9
Finished goods and service parts	844.2	738.1
Total FIFO value	1,244.5	1,221.0
Less: adjustment to LIFO value	156.7	169.9
Total inventories, net	$1,087.8	$1,051.1
Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expenses as incurred within cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2023, 2022, and 2021, the company capitalized $4.2 million, $2.5 million, and $0.8 million of interest, respectively.
Property, plant and equipment, net was as follows (dollars in millions):

October 31	2023	2022
Land and land improvements	$69.0	$59.6
Buildings and leasehold improvements	355.8	324.3
Machinery and equipment	624.6	557.6
Tooling	260.4	225.9
Computer hardware and software	98.0	104.7
Construction in process	133.2	144.4
Property, plant and equipment, gross	1,541.0	1,416.5
Less: accumulated depreciation	899.3	844.8
Property, plant and equipment, net	$641.7	$571.7
During fiscal 2023, 2022, and 2021, the company recorded depreciation expense of $83.5 million, $74.9 million, and $75.5 million, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. Goodwill is assigned to a reporting unit based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that impairment may have occurred prior to the annual assessment. The company tests goodwill for impairment at the reporting unit level and tests indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. At the end of the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment, Refer to Note 5, Goodwill and Other Intangible Assets for further information.
During the fourth quarter of fiscal 2023, the company performed its annual goodwill impairment test. In performing the annual goodwill impairment test, the company first reviewed its reporting units and determined that it has twelve reporting units, which are the same as its twelve operating segments as defined in Note 3, Segment Data. Nine reporting units contained goodwill on their respective balance sheets as of October 31, 2023. Next, the company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative annual goodwill impairment analysis performed in the fourth quarter of fiscal 2023, the company determined there was no impairment of goodwill for any of its reporting units. Further, no impairment of goodwill was recorded during fiscal 2022 and 2021.
During the fourth quarter of fiscal 2023, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on the relief from royalty method under the income approach and utilizes various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on this quantitative impairment analysis performed in the fourth quarter of fiscal 2023, the company concluded its indefinite-lived intangible assets were not impaired. Further, the company concluded its indefinite-lived intangible assets were not impaired during fiscal 2022 and 2021 based on the same quantitative impairment analysis performed in each respective prior fiscal year.
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
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally measured using a discounted cash flow model or independent appraisals, as appropriate. The company did not record an impairment loss for fiscal 2023, 2022, and 2021 as the company's long-lived assets were determined to not be at risk for impairment as no events or changes in circumstances were identified that would indicate that the carrying amount of an asset, or asset group, may not be recoverable.

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
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. As of October 31, 2023 and 2022, $99.6 million and $133.7 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform.
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
At the time of sale, the company recognizes expense and records an accrual by product line for estimated costs in connection with projected future warranty claims. The company's estimate of the cost of future warranty claims is based primarily on the estimated number of products under warranty, historical average costs incurred to service warranty claims, the trend in the historical ratio of claims to sales, and the historical length of time between the sale and resulting warranty claim. The company periodically assesses the adequacy of its warranty accruals based on changes in these factors and records any necessary adjustments if the cost of actual claims experience indicates that adjustments to the company's warranty accrual are necessary. Additionally, from time to time, the company may also establish warranty accruals for its estimate of the costs necessary to settle major rework campaigns on a product-specific basis during the period in which the circumstances giving rise to the major rework campaign become known and when the costs to satisfactorily address the situation are both probable and estimable. The warranty accrual for the cost of a major rework campaign is primarily based on an estimate of the cost to repair each affected unit and the number of affected units expected to be repaired.
The changes in accrued warranties were as follows (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Beginning balance	$134.5	$116.8	$107.1
Changes in accrual related to warranties issued during the period[1]	90.1	81.5	73.5
Acquisitions	—	5.7	—
Payments made during the period[1]	(84.5)	(74.6)	(71.3)
Changes in accrual related to pre-existing warranties[1]	3.8	5.1	7.5
Ending balance	$143.9	$134.5	$116.8
1    Presentation of prior period changes in accrued warranties has been conformed to the current year presentation. There was no impact to the balance of accrued warranties in any period.
Derivative Instruments and Hedging Activities
Derivative instruments, consisting primarily of forward currency contracts, are used to hedge most foreign currency transactions, including projected sales and purchases denominated in foreign currencies. All derivative instruments are recognized on the Consolidated Balance Sheets at fair value as either assets or liabilities. If the derivative instrument is designated as a cash flow hedging instrument, changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. Derivatives that are not designated as cash flow hedging instruments are adjusted to fair value through other income, net, on the Consolidated Statements of Earnings.
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $600.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are fully extinguished in advance of the maturity date are charged to expense at the time of retirement of the borrowings. Debt issuance costs, net of accumulated amortization, were $3.8 million and $4.8 million as of October 31, 2023 and 2022, respectively.
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
•Financing Programs: The company's financing programs consist of floor plan financing programs with Red Iron and separate third-party financial institutions and end-user retail financing. Costs incurred for floor plan financing programs represent financing costs associated with programs under which the company shares the expense of financing distributor and dealer inventories through third-party financing arrangements for a specific period of time. This charge represents interest for a pre-established length of time based on a predefined rate from the contract between the company and Red Iron or the separate third-party financial institution to finance distributor and dealer inventory purchase. The floor plan financing costs for distributor and dealer inventories were $114.7 million, $46.3 million, and $20.8 million for the fiscal years ended October 31, 2023, 2022 and 2021, respectively. End-user retail financing is similar to floor planning with the difference being that retail financing programs are offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.
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
Regardless of classification of the cost of the sales promotion and incentive program within the Consolidated Statements of Earnings, the company records an accrual within the Consolidated Balance Sheets for the estimated future expense of certain of its sales promotion and incentive programs for which the company anticipates a future cost based on historical or expected future business practice by using the expected value method and applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Under such approach, the company's determination of variable consideration and the related accrual associated with the estimated expense of certain of the company's sales promotions and incentives programs is primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, projected sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
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
Advertising Expense
General advertising costs are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the sales promotion and incentive programs established for certain product lines. Advertising costs were $77.6 million, $58.3 million, and $50.5 million for the fiscal years ended October 31, 2023, 2022, and 2021, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements or enhancements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $173.9 million, $155.6 million, and $141.0 million for the fiscal years ended October 31, 2023, 2022, and 2021, respectively.
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

Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in millions):

Fiscal Years Ended October 31	2023	2022	2021
Basic
Weighted-average number of shares of common stock	104.4	104.8	107.3
Assumed issuance of contingent shares	—	—	—
Weighted-average number of shares of common stock outstanding – Basic	104.4	104.8	107.3

Diluted
Weighted-average number of shares of common stock outstanding – Basic	104.4	104.8	107.3
Effect of dilutive securities	0.9	0.8	1.1
Weighted-average number of shares of common stock outstanding – Diluted	105.3	105.6	108.5
Incremental shares from stock options and restricted stock units are computed under the treasury stock method. Stock option awards to purchase 573,662, 906,121, and 409,851 shares of common stock during fiscal 2023, 2022, and 2021, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.
New Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The update increases the transparency of government assistance including annual disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amended guidance was adopted for the fiscal 2023 annual period and did not have a material impact on the company's Consolidated Financial Statements or annual disclosures.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above will not have a material impact on its Consolidated Financial Statements or do not apply to its operations.

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
Intimidator
On January 13, 2022 ("Intimidator closing date"), during the first quarter of fiscal 2022, the company acquired the privately-held Intimidator for net aggregate purchase consideration of $399.8 million ("the purchase price"). Intimidator primarily designs, manufactures, markets, and sells a commercial-grade line of zero-turn mowers under the Spartan brand, which are intended to provide innovative turf management solutions to landscape contractors and other customers including homeowners who prefer professional solutions. The acquisition of Intimidator broadened the company's Professional segment and expanded its manufacturing footprint and dealer network.

Intimidator Purchase Price Allocation
The company accounted for the Intimidator acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the closing date. During the first quarter of fiscal 2023, the company completed its valuation of income taxes to finalize the purchase price allocation. The following table summarizes the allocation of the Intimidator purchase price to the fair values assigned to the Intimidator assets acquired and liabilities assumed (dollars in millions):

January 13, 2022
Cash and cash equivalents	$1.0
Receivables	7.0
Inventories	34.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	27.4
Right-of-use assets	0.3
Goodwill	163.7
Indefinite-lived other intangible assets:
Trade names	99.1
Finite-lived other intangible assets:
Customer-related	80.5
Trade names	3.3
Backlog	1.3
Accounts payable	(8.5)
Accrued liabilities	(9.1)
Short-term lease liabilities	(0.1)
Long-term liabilities	(0.2)
Total fair value of net assets acquired	400.8
Less: cash and cash equivalents acquired	(1.0)
Total purchase price	$399.8
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
Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit. For additional information regarding these impairment charges, refer to refer to Note 5, Goodwill and Other Intangible Assets.
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
The Professional reportable business segment consists of turf and landscape equipment; rental, specialty, and underground construction equipment; snow and ice management equipment; and irrigation and lighting products. Turf and landscape equipment products include sports fields and grounds mowing and maintenance equipment, golf course mowing and maintenance equipment, landscape contractor mowing equipment, landscape creation and renovation equipment, and other maintenance equipment. Rental, specialty, and underground construction equipment products include horizontal directional drills, walk and ride trenchers, stand-on skid steers, vacuum excavators, stump grinders, turf renovation products, asset locators, pipe rehabilitation solutions, materials handling equipment, and other after-market tools. Snow and ice management equipment products primarily include snowplows; stand-on snow and ice removal equipment, including the related snowplow, snow brush, and snow thrower attachments; salt and sand spreaders; brine ice control products; and related parts and accessories for light and medium duty trucks, utility task vehicles, skid steers, and front-end loaders. Irrigation and lighting products consist of sprinkler heads, electric and hydraulic valves, controllers, computer irrigation central control systems, coupling systems, and ag-irrigation drip tape and hose products, as well as professionally installed landscape lighting products offered through distributors and landscape contractors that also purchase irrigation products. Professional reportable business segment products are marketed and sold mainly through a network of distributors and dealers to professional and other users, including homeowners, engaged in maintaining golf courses, sports fields, municipal properties, agricultural fields, residential and commercial landscapes, and removing snow and ice, as well as directly to government customers, rental companies, and large retailers.
The Residential reportable business segment primarily consists of walk power mowers, zero-turn riding mowers, snow throwers, replacement parts, and home solutions products, including grass trimmers, hedge trimmers, leaf blowers, blower-vacuums, chainsaws, string trimmers, and underground, hose, and hose-end retail irrigation products. Residential reportable business segment products are marketed and sold to homeowners through a network of distributors and dealers and through a broad array of home centers, hardware retailers, and mass retailers, as well as online.

The company's Other activities consists of the company's wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information technology, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities.
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
The following tables present summarized financial information concerning the company's reportable business segments and Other activities (dollars in millions):

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Net sales	$3,674.6	$854.2	$24.4	$4,553.2
Intersegment gross sales (eliminations)	45.8	0.2	(46.0)	—
Earnings (loss) before income taxes[1]	509.1	68.9	(177.5)	400.5
Total assets	2,679.6	565.1	399.6	3,644.3
Capital expenditures	79.9	45.6	24.0	149.5
Depreciation and amortization	$89.3	$14.9	$15.0	$119.2

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Net sales	$3,429.6	$1,068.6	$16.5	$4,514.7
Intersegment gross sales (eliminations)	33.5	0.1	(33.6)	—
Earnings (loss) before income taxes	584.0	112.7	(144.2)	552.5
Total assets	2,702.8	501.6	351.6	3,556.0
Capital expenditures	94.3	31.0	18.2	143.5
Depreciation and amortization	$82.7	$13.0	$13.1	$108.8

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Net sales	$2,929.6	$1,010.1	$19.9	$3,959.6
Intersegment gross sales (eliminations)	30.5	—	(30.5)	—
Earnings (loss) before income taxes	507.3	121.5	(129.0)	499.8
Total assets	2,032.4	388.2	515.5	2,936.1
Capital expenditures	79.5	16.7	7.8	104.0
Depreciation and amortization	$73.7	$13.5	$12.1	$99.3
1    The Professional reportable segment earnings (loss) before income taxes includes $151.3 million of non-cash impairment charges recorded during the preparation of the financial statements for the third quarter of fiscal 2023 related to the Intimidator operating segment. For additional information regarding the impairment charges, refer to Note 5, Goodwill and Other Intangible Assets.
During fiscal 2023 and 2022, no customers accounted for 10.0 percent or more of total consolidated gross sales. During fiscal 2021, sales to one customer in the Residential segment accounted for 10.6 percent of total consolidated gross sales.
The following table presents the details of operating loss before income taxes for the company's Other activities (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Corporate expenses	$(151.8)	$(126.3)	$(112.4)
Interest expense	(58.7)	(35.7)	(28.7)
Earnings from the company's wholly-owned domestic distribution company and other income, net	33.0	17.8	12.1
Total operating loss	$(177.5)	$(144.2)	$(129.0)

The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (dollars in millions):

Fiscal Years Ended October 31	United States	International Countries	Total
2023
Net sales	$3,605.5	$947.7	$4,553.2
Long-lived assets	$540.4	$101.3	$641.7
2022
Net sales	$3,635.5	$879.2	$4,514.7
Long-lived assets	$505.9	$65.8	$571.7
2021
Net sales	$3,132.0	$827.6	$3,959.6
Long-lived assets	$440.5	$47.2	$487.7

4	Revenue
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
The following tables disaggregate the company's reportable segment net sales by similar product type and geographic market (dollars in millions):

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,236.9	$819.2	$13.1	$4,069.2
Irrigation	437.7	35.0	11.3	484.0
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2

Revenue by geographic market:
United States	$2,898.5	$682.6	$24.4	$3,605.5
International Countries	776.1	171.6	—	947.7
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,003.0	$1,039.2	$6.4	$4,048.6
Irrigation	426.6	29.4	10.1	466.1
Total net sales	$3,429.6	$1,068.6	$16.5	$4,514.7

Revenue by geographic market:
United States	$2,737.9	$881.1	$16.5	$3,635.5
International Countries	691.7	187.5	—	879.2
Total net sales	$3,429.6	$1,068.6	$16.5	$4,514.7

Fiscal Year Ended October 31, 2021	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,530.8	$975.8	$11.7	$3,518.3
Irrigation	398.8	34.3	8.2	441.3
Total net sales	$2,929.6	$1,010.1	$19.9	$3,959.6

Revenue by geographic market:
United States	$2,268.9	$843.2	$19.9	$3,132.0
International Countries	660.7	166.9	—	827.6
Total net sales	$2,929.6	$1,010.1	$19.9	$3,959.6
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. In limited circumstances, the company ships some of its products on a consignment basis to a customer distribution center or warehouse whereby the company retains control of the product stored at the customer's distribution center or warehouse. As the company's products are removed from the distribution center or warehouse by the customer and shipped to the retail sale location, control is transferred from the company to the customer. At that time, the company invoices the customer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the customer's retail sale location from the distribution center or warehouse. The total value of consignment inventory as of October 31, 2023 and 2022 was $38.3 million and $28.3 million, respectively.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. The company recognizes variable consideration as a reduction of the transaction price at the time of the initial product sale by applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Variable consideration typically occurs as a result of certain of the company's sales promotions and incentive programs that are determined to represent price concessions because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration provided to the customer, or (ii) the company anticipates a future cost based on historical or expected future business practice for which the company does not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. Such programs primarily consist of off-invoice discounts, rebates, and floor plan and retail financing. The cost of off-invoice discounts are incurred at the time of sale as a reduction of the transaction price and as a result, have no future cost. For all other sales promotion and incentive programs recorded as a reduction of the transaction price at the time of the initial product sale, the company estimates variable consideration using the expected value method because the company anticipates providing a future price concession based on historical or expected future business practice or other factors. Estimates of variable consideration under the expected value method are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products sold, projected sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends. When revenue is recognized, the estimated expense of these sales promotions and incentives programs is recorded as a reduction from gross sales within the Consolidated Statements of Earnings with a corresponding accrual recorded within sales promotions and incentives programs in the Consolidated Balance Sheets. Additionally, from time to time, the company may offer its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Such right of return offered on the company's products is also considered to be variable consideration that is estimated and recorded as a reduction of revenue based primarily on historical experience, anticipated sales returns estimated from sales terms, trend analysis, and other factors. The company records the obligation for product returns within accrued liabilities in the Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2023 and October 31, 2022, $25.6 million and $28.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2023, the company recognized $14.7 million of the October 31, 2022 deferred revenue balance. The company expects to recognize approximately $12.0 million of the October 31, 2023 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2024 and $13.6 million thereafter.

5	Goodwill and Other Intangible Assets
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
The fair value of the Spartan trade name was determined using the relief-from-royalty method under the income approach which utilized various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. The fair value of the Intimidator reporting unit under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which utilized various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Inputs used to estimate these fair values included significant unobservable inputs that reflect the company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
As a result of these analyses, at the end of the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset was $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit was $30.5 million. The charges are included in the Non-cash impairment charges caption on the Consolidated Statements of Earnings. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2023 and 2022 were as follows (dollars in millions):

	Professional	Residential	Other	Total
Balance as of October 31, 2021	$411.1	$10.6	$—	$421.7
Goodwill acquired	163.7	—	—	163.7
Translation adjustments	(1.8)	(0.3)	—	(2.1)
Balance as of October 31, 2022	573.0	10.3	—	583.3
Non-cash impairment charge	(133.3)	—	—	(133.3)
Translation adjustments	0.8	—	—	0.8
Balance as of October 31, 2023	$440.5	$10.3	$—	$450.8
Other Intangible Assets
The components of other intangible assets were as follows (dollars in millions, except weighted-average useful life in years):

October 31, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.0)	$2.2
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.8	327.5	(106.7)	220.8
Developed technology	7.1	102.0	(63.1)	38.9
Trade names	13.7	10.7	(4.0)	6.7
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.3	471.0	(202.4)	268.6
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$742.5	$(202.4)	$540.1

October 31, 2022	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(15.3)	$2.9
Non-compete agreements	5.5	6.8	(6.8)	—
Customer-related	16.0	321.0	(83.8)	237.2
Developed technology	7.1	101.9	(53.0)	48.9
Trade names	13.8	10.7	(3.4)	7.3
Backlog and other	0.6	5.7	(5.5)	0.2
Total finite-lived	13.4	464.3	(167.8)	296.5
Indefinite-lived - trade names		289.3	—	289.3
Total other intangible assets, net		$753.6	$(167.8)	$585.8
Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2023, 2022, and 2021 was $35.7 million, $33.9 million, and $23.8 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Estimated amortization expense
2024	$34.5
2025	31.7
2026	30.5
2027	25.6
2028	22.3
Thereafter	124.0
Total estimated amortization expense	$268.6

6	Indebtedness
The following is a summary of the company's indebtedness (dollars in millions):

October 31	2023	2022
$600 million revolving credit facility, due October 2026	$40.0	$—
$270 million term loan, due October 2026	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1
Less: unamortized debt issuance costs	2.7	3.3
Long-term debt	$1,031.5	$990.8
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2024	$—
2025	37.0
2026	303.0
2027	270.0
2028	—
Thereafter	425.0
Total principal payments	$1,035.0

Revolving Credit Facility
On October 5, 2021, the company entered into an amended and restated credit agreement ("amended credit agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $600.0 million ("revolving credit facility") that matures on October 5, 2026 and replaced the company's prior $600.0 million unsecured senior revolving credit facility scheduled to mature on June 19, 2023. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $30.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $300.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the amended credit agreement. As of October 31, 2023, the company had $40.0 million outstanding under the revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, resulting in $557.4 million of unutilized availability under the revolving credit facility. As of October 31, 2022, the company had no outstanding borrowings under the revolving credit facility and $3.1 million outstanding under the sublimit for standby letters of credit, resulting in $596.9 million of unutilized availability under the revolving credit facility.
On April 27, 2022, the company further amended the amended credit agreement to transition the reference rate from LIBOR to term SOFR. As of October 31, 2023, SOFR is the reference rate in effect for all outstanding variable interest borrowings of the company.
On September 22, 2023, the company further amended the amended credit agreement to permit non-cash charges in its “Consolidated EBIT” calculation among other administrative amendments.
Outstanding loans under the revolving credit facility (other than swingline loans), if applicable, bear interest at a variable rate generally based on SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2023 was 6.34%. During fiscal 2023, 2022 and 2021, the company incurred interest expense of $5.7 million, $2.4 million and $0.0 million, respectively, on the outstanding borrowings under the current and prior revolving credit facilities.
The company's revolving credit facility contains customary covenants, including, without limitation, financial covenants, such as the maintenance of a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants related to the amended credit agreement for the company's revolving credit facility as of October 31, 2023.
$270.0 Million Term Loan Credit Agreement
The amended credit agreement executed on October 5, 2021, as further amended on April 27, 2022 and September 22, 2023, also provided for a five-year unsecured term loan in an aggregate principal amount of $270.0 million, the entire amount of which was funded on October 5, 2021 and matures on October 5, 2026 ("$270.0 million term loan"). Under the amended credit agreement, incremental term loan commitments may be established at the company's election and the approval of the borrowers on the $270.0 million term loan by an amount of up to $100.0 million.
Beginning December 31, 2024, the company is required to make quarterly principal amortization payments on the $270.0 million term loan equal to 2.5% of the original aggregate principal amount reduced by any applicable prepayments. On October 5, 2026, the aggregate principal amount of any remaining outstanding borrowings under the $270.0 million term loan is required to be repaid. The $270.0 million term loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2023, there was $270.0 million of outstanding borrowings under the $270.0 million term loan.
Outstanding borrowings under the $270.0 million term loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2023 was 6.30%. For the fiscal years ended October 31, 2023, 2022, and 2021, the company incurred interest expense of $15.9 million, $5.7 million and $0.2 million, respectively, on the outstanding borrowings under the $270.0 million term loan.

The $270.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility and the company was in compliance with all covenants as of October 31, 2023.
$200.0 Million Term Loan Credit Agreement
On April 27, 2022, the company entered into a term loan credit agreement ("$200.0 million term loan") with certain financial institutions for the purpose of paying down certain of its outstanding borrowings incurred in connection with the company's acquisition of Intimidator on January 13, 2022 and borrowed under its revolving credit facility provided under the amended credit agreement. On September 22, 2023, the company amended the $200.0 million term loan credit agreement to permit non-cash charges in its “Consolidated EBIT” calculation among other administrative amendments. The entire $200.0 million available under the agreement was funded on April 27, 2022, and matures on April 27, 2027. In connection with the company's entry into the $200.0 million term loan, the company incurred immaterial debt issuance costs, which are being deferred and amortized over the life of the $200.0 million term loan and are netted against the outstanding borrowings under the $200.0 million term loan within the long-term debt line item on the company's Consolidated Balance Sheets.
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
Outstanding borrowings under the $200.0 million term loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the amended credit agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2023 was 6.30%. For the fiscal years ended October 31, 2023 and 2022, the company incurred interest expense of $11.7 million and $3.1 million, respectively, on the outstanding borrowings under the $200.0 million term loan.
The $200.0 million term loan contains customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2023.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2023, 2022, and 2021, the company incurred interest expense of $7.7 million, respectively.
The private placement note purchase agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2023.
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
Interest on the 3.97% Senior Notes is payable semiannually on the 30th day of June and December in each year. For the fiscal years ended October 31, 2023 and 2022, the company incurred interest expense of $4.0 million and $1.3 million, respectively, on the outstanding borrowings under the 3.97% Senior Notes.
The 2022 Note Purchase Agreement contains customary representations and warranties of the company, as well as certain customary covenants, including, without limitation, financial covenants generally consistent with those applicable under the company's revolving credit facility. The company was in compliance with all covenants as of October 31, 2023.
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
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2023, 2022, and 2021, the company incurred interest expense of $8.0 million, respectively.
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
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2023, 2022, and 2021, the company incurred interest expense of $8.4 million, respectively.

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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of October 31, 2023 and 2022 was $50.6 million and $39.3 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

8	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Earnings before income taxes:
United States	$345.0	$491.3	$446.2
Foreign	55.5	61.2	53.6
Total earnings before income taxes	$400.5	$552.5	$499.8
Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Excess deduction for stock-based compensation	(1.1)	(0.4)	(1.5)
State and local income taxes, net of federal benefit	1.8	2.0	1.4
Foreign operations	(0.7)	(0.7)	(0.5)
Federal research tax credit	(2.3)	(1.3)	(1.4)
Foreign-derived intangible income	(1.1)	(0.7)	(0.9)
Other, net	0.1	(0.1)	(0.1)
Effective tax rate	17.7%	19.8%	18.0%
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020 and allowed for 100% deduction of meals expense, delayed payment of employer payroll taxes, among other items. The company has reflected the impact of the CARES Act for the fiscal years ended October 31, 2023, 2022, and 2021 within its Consolidated Financial Statements and such impact was not material to the company's Consolidated Financial Statements.
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, a 1% excise tax on corporate stock repurchases made after December 31, 2022 and various energy tax credits. There are no material impacts from the IRA within the Consolidated Financial Statements for the fiscal years ended October 31, 2023 and 2022.
On December 22, 2017, the U.S enacted Public Lax No. 115-97 ("Tax Act"), originally introduced as the Tax Cuts and Jobs Act, which significantly modified the Internal Revenue Code. The Tax Act introduced the capitalization and amortization of research and experimentation expenditures for taxable years beginning after December 31, 2021. The company has reflected the impact for the fiscal year ended October 31, 2023.

Provision for Income Taxes
Components of the company's provision for income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Current provision:
Federal	$94.4	$94.7	$90.2
State	17.0	19.1	16.0
Foreign	7.3	7.7	9.2
Total current provision	$118.7	$121.5	$115.4
Deferred (benefit) provision:
Federal	$(37.8)	$(7.4)	$(18.4)
State	(10.3)	(4.9)	(6.5)
Foreign	0.2	—	(0.6)
Total deferred benefit	(47.9)	(12.3)	(25.5)
Total provision for income taxes	$70.8	$109.2	$89.9

Deferred Income Taxes
The components of the company's deferred income tax assets and liabilities were as follows (dollars in millions):

Fiscal Years Ended October 31	2023	2022
Deferred income tax assets:
Compensation and benefits	$32.5	$32.9
Warranty and insurance	37.6	35.4
Lease liabilities	35.3	20.2
Advertising and sales promotions and incentives	16.5	7.2
Inventory	14.4	36.4
Deferred revenue	0.3	3.3
Other	3.0	—
Net operating losses and other carryforwards	5.3	6.4
Research and Experimentation	35.4	—
Valuation allowance	(3.3)	(3.2)
Deferred income tax assets	$177.0	$138.6
Deferred income tax liabilities:
Right-of-use assets	$(34.8)	$(19.5)
Depreciation	(60.0)	(51.9)
Amortization	(68.4)	(102.4)
Other	—	(3.8)
Deferred income tax liabilities	(163.2)	(177.6)
Deferred income tax assets (liabilities), net	$13.8	$(39.0)
As of October 31, 2023, the company has domestic net operating loss carryforwards of $4.1 million for both federal and state income tax purposes that does not expire. As of October 31, 2023, the company has net operating loss carryforwards of approximately $5.1 million in foreign jurisdictions, which are comprised of $5.0 million that do not expire and $0.1 million that expires between fiscal 2035 and fiscal 2040. The company also has domestic credit carryforwards of $1.9 million that expire between fiscal 2027 and fiscal 2043.
The net change in the total valuation allowance between the fiscal years ended October 31, 2023 and 2022 was an increase of $0.1 million. The change in valuation allowance is related to domestic tax credits, capital loss carryforwards, and net operating losses that are expected to expire prior to utilization.
The company expects that $41.8 million of the total undistributed earnings of its foreign operations will be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2023, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

Unrecognized tax benefits as of October 31, 2022	$3.3
Increase as a result of tax positions taken during a prior period	0.2
Increase as a result of tax positions taken during the current period	0.6
Reductions as a result of statute of limitations lapses	(0.4)
Unrecognized tax benefits as of October 31, 2023	$3.7
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $3.7 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2023, the company recorded $1.0 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2023. Included in the balance of unrecognized tax benefits as of October 31, 2023 are potential benefits of $3.8 million that, if recognized, would affect the effective tax rate.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2019. The company is under audit in certain state jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

9	Stock-Based Compensation
On March 15, 2022, the company’s shareholders approved The Toro Company 2022 Equity and Incentive Plan (the “2022 plan”), which became effective immediately and replaced The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 plan”) with respect to future grants of awards. The 2022 plan is administered by the Compensation & Human Resources Committee of the Board and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual performance awards, non-employee director awards and other cash-based and stock-based awards to eligible individuals. Subject to adjustment as provided in the 2022 plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2022 plan is equal to the sum of: (a) 1,250,000 shares, plus (b) the number of shares remaining available for grant under the 2010 plan but not subject to outstanding awards thereunder as of March 15, 2022, and plus (c) the number of shares subject to awards outstanding under the 2010 plan as of March 15, 2022 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2022 plan was 3,046,609 as of October 31, 2023. All outstanding stock-based compensation awards were granted under the 2010 plan or the 2022 plan. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Stock option awards	$8.5	$10.0	$10.0
Performance share awards	2.9	5.8	6.8
Restricted stock unit awards	6.9	5.7	4.3
Unrestricted common stock awards	1.1	0.6	0.7
Total compensation cost for stock-based compensation awards	$19.4	$22.1	$21.8
Related tax benefit from stock-based compensation awards	$4.7	$5.3	$5.2
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2023	2022	2021
Expected life of option in years	6.31	6.19	6.21
Expected stock price volatility	25.20%	23.74%	23.26%
Risk-free interest rate	3.79%	1.31%	0.55%
Expected dividend yield	0.95%	0.94%	0.86%
Per share weighted-average fair value at date of grant	$33.21	$22.55	$19.39
The table below presents stock option activity for fiscal 2023:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding as of October 31, 2022	2,986,033	$71.23	6.0	$102.1
Granted	475,620	110.87
Exercised	(389,923)	52.76
Forfeited	(98,300)	107.67
Outstanding as of October 31, 2023	2,973,430	$78.80	5.4	$32.0
Exercisable as of October 31, 2023	2,078,025	$68.37	4.4	$32.0
As of October 31, 2023, there was $7.5 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.04 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (dollars in millions):

Fiscal Years Ended October 31	2023	2022	2021
Market value of stock options exercised	$43.4	$20.1	$40.1
Intrinsic value of stock options exercised[1]	$22.8	$9.8	$26.0
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
Factors related to the company's performance share awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2023	2022	2021
Weighted-average fair value per award at date of grant	$112.14	$98.41	$90.59
Fair value of performance share awards vested	$5.3	$4.8	$3.4
The table below presents fiscal 2023 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2022	195,600	$88.63
Granted	66,131	112.14
Vested	(46,831)	77.33
Forfeited	(28,140)	106.16
Unvested as of October 31, 2023	186,760	$100.57
As of October 31, 2023, there was $4.2 million of total unrecognized compensation cost related to unvested performance share awards that is expected to be recognized over a weighted-average period of 1.63 years.
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
Factors related to the company's restricted stock unit awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2023	2022	2021
Weighted-average fair value per award at date of grant	$103.40	$88.90	$97.87
Fair value of restricted stock units vested	$6.2	$5.5	$4.5
The table below presents fiscal 2023 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2022	150,677	$90.39
Granted	99,081	103.40
Vested	(57,727)	89.16
Forfeited	(12,205)	93.26
Unvested as of October 31, 2023	179,826	$97.66
As of October 31, 2023, there was $9.3 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.23 years.
Unrestricted Common Stock Awards
During fiscal 2023, 2022, and 2021, 10,329, 6,453, and 8,070 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and certain other employees that receive performance share awards to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100 percent of the common stock payout and are always 100 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2023 and 2022. The total of common stock required to settle this deferred compensation obligation is included in the denominator of the calculation of both basic and diluted net earnings per share of common stock.

10	Stockholders' Equity
Stock Repurchase Program
On December 4, 2018, the company's Board authorized the repurchase of 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. During fiscal 2023 and 2022, the company paid $60.0 million and $140.0 million to repurchase 577,115 and 1,525,856 shares, respectively, under the authorized repurchase program. As of October 31, 2023, 1,949,491 shares remained available for repurchase under the December 4, 2018 tranche of authorized shares under the company's stock repurchase program. This program has no expiration date but may be terminated by the Board at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of this program.
On December 13, 2022, the company's Board authorized the repurchase of up to an additional 5,000,000 shares of common stock in open-market or in privately negotiated transactions under the authorized stock repurchase program. As of October 31, 2023, no shares have been repurchased under this program. This program has no expiration date but may be terminated by the Board at any time.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the company's Board authorized stock repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2023, the company had a total of 23,888,294 treasury shares at a total average cost of $1,743.6 million. As of October 31, 2022, the company had a total of 23,774,518 treasury shares at a total average cost of $1,715.0 million.
Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (dollars in millions):

As of October 31	2023	2022
Foreign currency translation adjustments	$41.7	$51.3
Pension benefits	4.3	3.6
Cash flow derivative instruments	(9.0)	(21.8)
Total accumulated other comprehensive loss	$37.0	$33.1
The components and activity of AOCL, net of tax, were as follows (dollars in millions):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
Other comprehensive (income) loss before reclassifications	(9.6)	0.7	(2.5)	(11.4)
Amounts reclassified from AOCL	—	—	15.3	15.3
Net current period other comprehensive (income) loss	(9.6)	0.7	12.8	3.9
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2021	$19.5	$3.9	$2.6	$26.0
Other comprehensive loss (income) before reclassifications	31.8	(0.3)	(19.3)	12.2
Amounts reclassified from AOCL	—	—	(5.1)	(5.1)
Net current period other comprehensive loss (income)	31.8	(0.3)	(24.4)	7.1
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 13, Derivative Instruments and Hedging Activities.

11	Commitments and Contingencies
Customer Financing
Inventory Financing Arrangements
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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron during fiscal 2023, 2022, and 2021 was $2,789.5 million, $2,627.5 million, and $2,282.6 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of October 31, 2023 and 2022 was $1,019.0 million and $776.1 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2023 and 2022 were $34.4 million and $17.7 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2023, 2022, and 2021 was $545.4 million, $633.5 million, and $460.5 million, respectively. As of October 31, 2023 and 2022, $234.7 million and $220.0 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
The company has also entered into inventory repurchase agreements with the other third-party financial institutions under which the company has agreed to repurchase certain repossessed products. Under these agreements, for the fiscal years ended October 31, 2023 and 2022, the company was contingently liable to repurchase up to $32.2 million and $80.0 million of repossessed inventory, respectively. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements during the fiscal years ended October 31, 2023, 2022, and 2021.

End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies. From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the end-customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2023 and 2022 was $5.2 million and $8.6 million, respectively.
Purchase Commitments
As of October 31, 2023, the company had $28.7 million of noncancelable purchase commitments with certain of the company's suppliers for commodities as part of the normal course of business. Additionally, associated with the Tornado asset acquisition described in Note 2, Business Combinations and Asset Acquisitions, the company has entered into a minimum purchase arrangement for a total of approximately $35 million of inventory through fiscal 2025. As of October 31, 2023, the company did not have material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities and other property, plant and equipment.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (dollars in millions):

Fiscal Year Ended October 31	2023	2022	2021
Operating lease expense	$24.0	$22.6	$20.4
Short-term lease expense	4.5	4.5	2.9
Variable lease expense	—	—	0.1
Total lease expense	$28.5	$27.1	$23.4
The following table presents supplemental cash flow information related to the company's operating leases (dollars in millions):

Fiscal Year Ended October 31	2023	2022	2021
Right-of-use assets obtained in exchange for lease obligations	$67.6	$27.0	$5.4
Operating cash flows for amounts included in the measurement of lease liabilities	$20.9	$19.2	$18.9
The following table presents other lease information related to the company's operating leases as of October 31, 2023 and October 31, 2022:

	October 31, 2023	October 31, 2022
Weighted-average remaining lease term of operating leases in years	9.3	6.0
Weighted-average discount rate of operating leases	4.83%	3.53%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2023 (dollars in millions):

October 31, 2023
2024	$25.1
2025	23.3
2026	17.4
2027	13.9
2028	11.8
Thereafter	69.6
Total future minimum operating lease payments	161.1
Less: imputed interest	29.5
Present value of operating lease liabilities	$131.6

13	Derivative Instruments and Hedging Activities
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
The company’s hedging activities primarily involve the use of forward currency contracts to hedge most foreign currency transactions, including projected sales and purchases denominated in foreign currencies. The company uses derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and to minimize earnings and cash flow volatility associated with foreign currency exchange rate fluctuations. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. The company recognizes all derivative instruments at fair value on the Consolidated Balance Sheets as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as a cash flow hedging instrument.
Cash Flow Hedging Instruments
The company formally documents relationships between cash flow hedging instruments and the related hedged transactions, as well as its risk-management objective and strategy for undertaking cash flow hedging instruments. This process includes linking all cash flow hedging instruments to the projected transactions, such as sales to third-parties and costs associated with foreign plant operations, including purchases from suppliers. At the cash flow hedge’s inception and on an ongoing basis, the company formally assesses whether the cash flow hedging instruments have been highly effective in offsetting changes in the cash flows of the hedged transactions and whether those cash flow hedging instruments may be expected to remain highly effective in future periods. Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Consolidated Statements of Earnings during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Consolidated Statements of Earnings is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and costs associated with foreign plant operations, including purchases from suppliers, are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for projected trade sales and purchases is two years.
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the projected transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. However, if it is probable that a projected transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings. As of October 31, 2023, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $307.5 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2023	2022
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$13.7	$27.7
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	3.1	5.5
Total derivative assets	$16.8	33.2
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	—
Total derivative liabilities	$—	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2023	2022
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$16.8	$33.2
Derivative liabilities offsetting derivative assets	—	—
Net amount of derivative assets	$16.8	$33.2
Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$—	$—
Derivative assets offsetting derivative liabilities	—	—
Net amount of derivative liabilities	$—	$—
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (dollars in millions):

	Gain Reclassified from AOCL into Income		(Loss) Gain Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2023	2022	2023	2022
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$10.8	$4.5	$(12.9)	$21.2
Cost of sales	4.5	0.6	0.1	3.2
Total derivatives designated as cash flow hedging instruments	$15.3	$5.1	$(12.8)	$24.4
During fiscal 2023 and 2022, the company recognized immaterial losses and gains, respectively, within other income, net on the Consolidated Statement of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of October 31, 2023, the company expects to reclassify approximately $8.6 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (dollars in millions):

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2023	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,553.2	$(2,975.6)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	10.8	4.5
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.2	$2.6

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2022	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,514.7	$(3,010.1)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	4.5	0.6
(Loss) gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(1.1)	$1.7
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (dollars in millions):

Fiscal Years Ended October 31	2023	2022
(Loss) gain on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other (expense) income, net	$(6.3)	$4.2
Total (loss) gain on derivatives not designated as cash flow hedging instruments	$(6.3)	$4.2

14	Fair Value Measurements
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

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2023 and 2022, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16.8	$—	$16.8	$—
Total assets	$16.8	$—	$16.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2022	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$33.2	$—	$33.2	$—
Total assets	$33.2	$—	$33.2	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. For additional information regarding impairment related fair value measurements, refer to Note 5, Goodwill and Other Intangible Assets. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations when applicable. Alternatively, under a cost accumulation model, the company measures the fair values of net assets acquired as part of an asset acquisition before allocating the cost of the asset acquisition to the net assets acquired on the basis of their relative fair values. For additional information on the company's business combinations and asset acquisitions and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Business Combinations and Asset Acquisitions.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
As of October 31, 2023 and 2022, the company's long-term debt included $524.2 million and $524.1 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $478.2 million compared to its gross carrying amount of $524.2 million. As of October 31, 2022, the estimated gross fair value of long-term debt with fixed interest rates was $489.8 million compared to its gross carrying amount of $524.1 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

15	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $38.1 million, $35.3 million, and $28.5 million for the fiscal years ended October 31, 2023, 2022, and 2021, respectively.

Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom ("defined benefit retirement plan"). The projected and accumulated benefit obligation of the defined benefit retirement plan was $18.3 million and $18.9 million as of October 31, 2023 and 2022, respectively. The fair value of the defined benefit retirement plan assets as of October 31, 2023 and 2022 was $17.6 million and $18.4 million, respectively. The net funded status of the defined benefit retirement plan as of October 31, 2023 and 2022 was underfunded at $0.7 million and $0.6 million, respectively.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized expense of $0.2 million for the fiscal year ended October 31, 2023, and recognized income of $0.2 million, and $0.1 million for the fiscal years ended October 31, 2022 and 2021, respectively.
The company has omitted the remaining disclosures for the defined benefit retirement plan as the company deems this defined benefit retirement plan to be immaterial to its Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
On January 13, 2022, during the first quarter of fiscal 2022, the company completed the Intimidator acquisition. Prior to this acquisition, Intimidator was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public companies are subject. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of acquisition. As of the end of fiscal 2023, the company has completed its integration activities related to internal control over financial reporting for Intimidator. Accordingly, the company has included Intimidator within its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2023. Refer to the company's management report on internal control over financial reporting included in this Annual Report on Form 10-K within Part II, Item 8, "Financial Statements and Supplementary Data," under the caption "Management's Report on Internal Control over Financial Reporting" for additional information.
With the exception of internal control-related integration activities in connection with the company's acquisition of Intimidator, there was no change in the company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s fourth quarter ended October 31, 2023, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," "Corporate Governance — Board Committees," and “Stock Ownership — Delinquent Section 16(a) Reports” in the company's proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2023, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2023 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics, as applicable, by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Director Compensation", "Compensation Discussion and Analysis" and "Executive Compensation" in the company's proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence," "Corporate Governance — Board Committees" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC.

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
3.List of Exhibits
The following exhibits are incorporated herein by reference or are filed or furnished with this Annual Report on Form 10-K as indicated below:

Exhibit Number	Description
2.1 (1)	Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).**
2.2 (1)	First Amendment to Agreement to Form Joint Venture dated June 6, 2012 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).**
2.3 (1)	Second Amendment to Agreement to Form Joint Venture dated November 29, 2016 by and between The Toro Company and TCF Inventory Finance, Inc. (filed herewith).**
2.4 (1)
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

2.6 (1)
Fifth Amendment to Agreement to Form Joint Venture dated and effective as of June 10, 2022 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, Commission File No. 1-8649).

2.7 (1)	Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).**
2.8
Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated May 31, 2011 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).**

2.9 (1)	Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated June 6, 2012 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).**
2.10 (1)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).**

2.11
Fourth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated as of July 17, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, Commission File No. 1-8649).

2.12
Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of December 20, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.13
Sixth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of March 10, 2022 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (filed herewith).

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

10.1
The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.2
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.3
Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
Form of Nonqualified Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.9
Form of Nonemployee Director Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.10
Form of Restricted Stock Unit Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.11
Form of Performance Share Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.12
Form of Annual Performance Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.13
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.14
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.15
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.16
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.17
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.18
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.19
Form of Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.20
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2011, Commission File No. 1-8649).*

10.21
Offer Letter dated July 25, 2011 between The Toro Company and Renee J. Peterson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2011, Commission File No. 1-8649).*

10.22
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 19, 2015, Commission File No. 1-8649).*

10.23
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 19, 2016, Commission File No. 1-8649).*

10.24
Offer Letter dated February 13, 2023 between The Toro Company and Angela C. Drake (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 2023, Commission File No. 1-8649).*

10.25
Amended and Restated Credit Agreement dated as of October 5, 2021, by and among The Toro Company and Toro Luxembourg S.A.R.L., as Borrowers, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and BMO Harris Bank, N.A. and HSBC Bank USA, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 6, 2021, Commission File No. 1-8649).

10.26
Amendment No. 1 to Amended and Restated Credit Agreement dated as of April 27, 2022, by and among The Toro Company, Toro Luxembourg S.A.R.L., each of the Lenders Party Thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2022, Commission File No. 1-8649).

10.27
Amendment No. 2 to Amended and Restated Credit Agreement dated as of September 22, 2023, by and among The Toro Company, Toro Luxembourg S.A.R.L., each of the Lenders Party Thereto, and Bank of America, N.A., as Administrative Agent (filed herewith).

10.28
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

10.29
Amendment No. 1 to Term Loan Credit Agreement dated as of September 22, 2023, by and among The Toro Company, each of the Lenders Party Thereto, and Bank of America, N.A., as Administrative Agent (filed herewith).

10.30
Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and the Purchasers listed on the Purchaser Schedule Thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2019, Commission File No. 1-8649).

10.31
Second Amendment, dated as of June 30, 2022, to Note Purchase Agreement, dated as of April 30, 2019, by and among The Toro Company and each of the Institutions a Signatory Thereto (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

10.32
Note Purchase Agreement, dated as of June 30, 2022, by and among The Toro Company and the Purchasers Listed on the Purchaser Schedule Thereto and Form of 3.97% Senior Note due June 30, 2032 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2022, Commission File No. 1-8649).

10.33 (1)	Credit and Security Agreement dated as of August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (filed herewith).
10.34 (1)	First Amendment to Credit and Security Agreement dated as of June 6, 2012 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (filed herewith).
10.35
Second Amendment to Credit and Security Agreement dated as of November 29, 2016 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 2, 2016, Commission File No. 1-8649).

10.36
Third Amendment to Credit and Security Agreement effective as of December 20, 2019 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

10.37
Fourth Amendment to Credit and Security Agreement effective as of November 1, 2021 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2021, Commission File No. 1-8649).

10.38
Fifth Amendment to Credit and Security Agreement effective as of October 25, 2022 by and between Red Iron Acceptance, LLC and Huntington Distribution Finance, Inc. (previously known as TCF Inventory Finance, Inc.) (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2022, Commission File No. 1-8649).

10.39
Sixth Amendment to Credit and Security Agreement effective as of August 31, 2023 by and between Red Iron Acceptance, LLC and Huntington Distribution Finance, Inc. (previously known as TCF Inventory Finance, Inc.) (filed herewith).

21	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Clawback Policy (filed herewith)*.
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, filed with the SEC on December 20, 2023, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2023, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2023, (iii) Consolidated Balance Sheets as of October 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2023, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2023, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

By:	/s/ Angela C. Drake	Dated:	December 20, 2023
Angela C. Drake Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	December 20, 2023
Richard M. Olson

/s/ Angela C. Drake	Vice President, Chief Financial Officer (principal financial and accounting officer)	December 20, 2023
Angela C. Drake

/s/ Janet K. Cooper	Director	December 20, 2023
Janet K. Cooper

/s/ Gary L. Ellis	Director	December 20, 2023
Gary L. Ellis

/s/ Eric P. Hansotia	Director	December 20, 2023
Eric P. Hansotia

/s/ Jeffrey L. Harmening	Director	December 20, 2023
Jeffrey L. Harmening

/s/ D. Christian Koch	Director	December 20, 2023
D. Christian Koch

/s/ Joyce A. Mullen	Director	December 20, 2023
Joyce A. Mullen

/s/ James C. O'Rourke	Director	December 20, 2023
James C. O'Rourke

/s/ Jill M. Pemberton	Director	December 20, 2023
Jill M. Pemberton