Form 10-Q
period 2024-02-02
TORO CO
filed 2024-03-07
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 2, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of February 29, 2024 was 104,406,800.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our web sites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "pro forma," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; the anticipated impacts of current global supply chain disruptions, the inflationary environment, current wars and international sanctions and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and any impairment, restructuring, or other charges in connection therewith or resulting therefrom; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Our ability to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, including in particular alternative power, smart connected, and autonomous solutions;
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
•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current wars and international sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, and other current and potential conflicts;
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
•Our ability to achieve our financial projections or other business initiatives, including our recently announced Amplifying Maximum Productivity (“AMP”) initiative, in the time periods that we anticipate or at all;
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates; and
•Impact of increased scrutiny on our environmental, social and governance (“ESG”) practices and our ability to meet our ESG company goals.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors;" and our subsequent filings with the SEC.
All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We caution readers not to place undue reliance on any forward-looking statement which speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, the risks described in our most recent Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors," and our subsequent SEC filings, as well as others that we may consider immaterial or do not anticipate at this time. These risks and uncertainties are not exclusive and further information concerning the company and our businesses, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We make no commitment to revise or update any forward-looking statements in order to reflect actual results, events or circumstances occurring or existing after the date any forward-looking statement is made, or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our future Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K we file with or furnish to the SEC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended
	February 2, 2024	February 3, 2023
Net sales	$1,001.9	$1,148.8
Cost of sales	657.4	752.9
Gross profit	344.5	395.9
Selling, general and administrative expense	255.9	259.5
Operating earnings	88.6	136.4
Interest expense	(16.2)	(14.1)
Other income, net	7.7	9.0
Earnings before income taxes	80.1	131.3
Provision for income taxes	15.2	24.4
Net earnings	$64.9	$106.9

Basic net earnings per share of common stock	$0.62	$1.02

Diluted net earnings per share of common stock	$0.62	$1.01

Weighted-average number of shares of common stock outstanding — Basic	104.4	104.5

Weighted-average number of shares of common stock outstanding — Diluted	104.7	105.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended
	February 2, 2024	February 3, 2023
Net earnings	$64.9	$106.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.3	21.2
Derivative instruments, net of tax of $(1.9); $(5.9), respectively	(5.3)	(16.7)
Other comprehensive income, net of tax	2.0	4.5
Comprehensive income	$66.9	$111.4
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	February 2, 2024	February 3, 2023	October 31, 2023
ASSETS
Cash and cash equivalents	$198.5	$174.0	$193.1
Receivables, net	489.1	377.3	407.4
Inventories, net	1,177.1	1,131.4	1,087.8
Prepaid expenses and other current assets	101.8	75.0	110.5
Total current assets	1,966.5	1,757.7	1,798.8

Property, plant, and equipment, net	639.2	584.1	641.7
Goodwill	451.2	584.6	450.8
Other intangible assets, net	531.5	577.1	540.1
Right-of-use assets	121.8	74.6	125.3
Investment in finance affiliate	48.4	45.7	50.6
Deferred income taxes	20.3	11.7	14.2
Other assets	22.2	19.4	22.8
Total assets	$3,801.1	$3,654.9	$3,644.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$6.8	$—	$—
Accounts payable	421.8	475.2	430.0
Accrued liabilities	474.5	496.8	499.1
Short-term lease liabilities	18.8	16.0	19.5
Total current liabilities	921.9	988.0	948.6

Long-term debt, less current portion	1,179.8	1,091.0	1,031.5
Long-term lease liabilities	108.4	60.7	112.1
Deferred income taxes	0.4	31.4	0.4
Other long-term liabilities	42.7	39.6	40.8

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 104,013,541 shares as of February 2, 2024, 104,283,002 shares as of February 3, 2023, and 103,843,485 shares as of October 31, 2023	104.0	104.3	103.8
Retained earnings	1,478.9	1,368.5	1,444.1
Accumulated other comprehensive loss	(35.0)	(28.6)	(37.0)
Total stockholders’ equity	1,547.9	1,444.2	1,510.9
Total liabilities and stockholders’ equity	$3,801.1	$3,654.9	$3,644.3
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	February 2, 2024	February 3, 2023
Cash flows from operating activities:
Net earnings	$64.9	$106.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash income from finance affiliate	(5.0)	(3.8)
Distributions from (contributions to) finance affiliate, net	7.2	(2.6)
Depreciation of property, plant, and equipment	22.0	19.2
Amortization of other intangible assets	8.7	9.1
Stock-based compensation expense	8.4	5.2
Other	1.1	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(80.2)	(42.5)
Inventories, net	(86.4)	(76.8)
Other assets	6.5	(1.6)
Accounts payable	(10.3)	(103.6)
Other liabilities	(29.1)	21.6
Net cash used in operating activities	(92.2)	(68.9)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(19.1)	(29.3)
Proceeds from insurance claim	—	7.1
Proceeds from asset disposals	—	0.3
Net cash used in investing activities	(19.1)	(21.9)

Cash flows from financing activities:
Net borrowings under the revolving credit facility[1]	155.0	100.0
Proceeds from exercise of stock options	1.5	14.0
Payments of withholding taxes for stock awards	(2.2)	(2.6)
Dividends paid on TTC common stock	(37.6)	(35.5)
Other	(2.6)	(1.5)
Net cash provided by financing activities	114.1	74.4

Effect of exchange rates on cash and cash equivalents	2.6	2.2

Net increase (decrease) in cash and cash equivalents	5.4	(14.2)
Cash and cash equivalents as of the beginning of the fiscal period	193.1	188.2
Cash and cash equivalents as of the end of the fiscal period	$198.5	$174.0
1    Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash provided by financing activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
Cash dividends paid on common stock - $0.36 per share	—	(37.6)	—	(37.6)
Issuance of 248,137 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares to a deferred compensation trust	0.2	1.3	—	1.5
Stock-based compensation expense	—	8.4	—	8.4
Purchase of 23,555 shares of common stock	—	(2.2)	—	(2.2)
Other comprehensive income	—	—	2.0	2.0
Net earnings	—	64.9		64.9
Balance as of February 2, 2024	$104.0	$1,478.9	$(35.0)	$1,547.9

Balance as of October 31, 2022	$104.0	$1,280.8	$(33.1)	$1,351.7
Cash dividends paid on common stock - $0.34 per share	—	(35.5)	—	(35.5)
Issuance of 351,032 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares to a deferred compensation trust	0.3	13.7	—	14.0
Stock-based compensation expense	—	5.2	—	5.2
Purchase of 23,565 shares of common stock	—	(2.6)	—	(2.6)
Other comprehensive income	—	—	4.5	4.5
Net earnings	—	106.9	—	106.9
Balance as of February 3, 2023	$104.3	$1,368.5	$(28.6)	$1,444.2
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
February 2, 2024

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the three months ended February 2, 2024 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2024.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
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
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which is designed to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amended guidance will become effective for the company's fiscal 2026 annual period. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance reportable segment disclosure requirements, primarily through additional, more detailed disclosures about significant segment expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), an amount for other segment items by reportable segment and a description of its composition, and the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amended guidance will become effective for the company's fiscal 2025 annual period, and interim periods beginning with the first quarter of fiscal 2026. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In September 2022, the FASB issued ASU No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires disclosure of the key terms of supplier finance programs, the associated obligations outstanding, and a description of where those obligations are presented in the balance sheet. Additionally, effective for the company's fiscal 2025 annual period, the new standard requires a rollforward of the associated obligations outstanding during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. The amended guidance was adopted in the first quarter of fiscal 2024 and did not have a material impact on the company's Condensed Consolidated Financial Statements. For additional information regarding the company's supplier finance program, refer to Note 13, Commitments and Contingencies.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above will not have a material impact on its Condensed Consolidated Financial Statements or do not apply to its operations.

2	Segment Data
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
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended February 2, 2024	Professional	Residential	Other	Total
Net sales	$756.5	$240.1	$5.3	$1,001.9
Intersegment gross sales (eliminations)	10.7	0.1	(10.8)	—
Earnings (loss) before income taxes	112.8	23.5	(56.2)	80.1
Total assets	$2,761.1	$654.7	$385.3	$3,801.1

Three Months Ended February 3, 2023	Professional	Residential	Other	Total
Net sales	$880.7	$264.6	$3.5	$1,148.8
Intersegment gross sales (eliminations)	10.9	—	(10.9)	—
Earnings (loss) before income taxes	144.1	37.8	(50.6)	131.3
Total assets	$2,782.8	$541.2	$330.9	$3,654.9
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Corporate expenses	$(48.1)	$(43.7)
Interest expense	(16.2)	(14.1)
Earnings from the company's wholly-owned domestic distribution company and other income, net	8.1	7.2
Total operating loss	$(56.2)	$(50.6)

3	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended February 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$647.0	$231.9	$4.6	$883.5
Irrigation	109.5	8.2	0.7	118.4
Total net sales	$756.5	$240.1	$5.3	$1,001.9

Revenue by geographic market:
United States	$586.1	$205.5	$5.3	$796.9
International countries	170.4	34.6	—	205.0
Total net sales	$756.5	$240.1	$5.3	$1,001.9

Three Months Ended February 3, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$778.3	$253.4	$2.4	$1,034.1
Irrigation	102.4	11.2	1.1	114.7
Total net sales	$880.7	$264.6	$3.5	$1,148.8

Revenue by geographic market:
United States	$696.5	$203.4	$3.5	$903.4
International countries	184.2	61.2	—	245.4
Total net sales	$880.7	$264.6	$3.5	$1,148.8
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of February 2, 2024 and October 31, 2023, $27.6 million and $25.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended February 2, 2024, the company recognized $3.4 million of the October 31, 2023 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $8.6 million of the October 31, 2023 deferred revenue amount within net sales throughout the remainder of fiscal 2024, $7.8 million in fiscal 2025, and $5.8 million thereafter.

4	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2024 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2023	$440.5	$10.3	$—	$450.8
Translation adjustments	0.3	0.1	—	0.4
Balance as of February 2, 2024	$440.8	$10.4	$—	$451.2

Other Intangible Assets, Net
The components of other intangible assets, net as of February 2, 2024, February 3, 2023, and October 31, 2023 were as follows (dollars in millions):

February 2, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.2)	$2.0
Customer-related	15.8	327.6	(112.7)	214.9
Developed technology	7.1	102.1	(65.6)	36.5
Trade names	13.7	10.7	(4.2)	6.5
Total finite-lived	13.6	458.6	(198.7)	259.9
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$730.2	$(198.7)	$531.5

February 3, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.3	$(15.5)	$2.8
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	16.0	321.3	(89.9)	231.4
Developed technology	7.1	102.1	(55.8)	46.3
Trade names	13.7	10.7	(3.6)	7.1
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.4	465.0	(177.4)	287.6
Indefinite-lived - trade names		289.5	—	289.5
Total other intangible assets, net		$754.5	$(177.4)	$577.1

October 31, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.0)	$2.2
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.8	327.5	(106.7)	220.8
Developed technology	7.1	102.0	(63.1)	38.9
Trade names	13.7	10.7	(4.0)	6.7
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.3	471.0	(202.4)	268.6
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$742.5	$(202.4)	$540.1

Amortization expense for finite-lived intangible assets for the three months ended February 2, 2024 was $8.7 million. Amortization expense for finite-lived intangibles assets for the three months ended February 3, 2023 was $9.1 million. As of February 2, 2024, estimated amortization expense for the remainder of fiscal 2024 and succeeding fiscal years is as follows:

(Dollars in millions)	February 2, 2024
2024 (remaining)	$25.8
2025	31.7
2026	30.5
2027	25.6
2028	22.3
2029	20.4
Thereafter	103.6
Total estimated amortization expense	$259.9

5	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$195.0	$100.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.6	3.1	2.7
Total long-term debt	1,186.6	1,091.0	1,031.5
Less: current portion of long-term debt	6.8	—	—
Long-term debt, less current portion	$1,179.8	$1,091.0	$1,031.5
As of February 2, 2024, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2024 and succeeding fiscal years are as follows:

(Dollars in millions)	February 2, 2024
2024 (remaining)	$—
2025	37.0
2026	458.0
2027	270.0
2028	—
2029	100.0
Thereafter	325.0
Total principal payments required	$1,190.0
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of February 2, 2024.

6	Inventories, Net
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
Inventories, net were as follows:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
Raw materials and work in process	$431.0	$498.3	$400.3
Finished goods and service parts	902.8	803.0	844.2
Total FIFO and average cost value	1,333.8	1,301.3	1,244.5
Less: adjustment to LIFO value	156.7	169.9	156.7
Total inventories, net	$1,177.1	$1,131.4	$1,087.8

7	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
Land and land improvements	$69.4	$61.4	$69.0
Buildings and leasehold improvements	356.2	327.7	355.8
Machinery and equipment	625.6	559.8	624.6
Tooling	260.7	227.0	260.4
Computer hardware and software	98.9	105.5	98.0
Construction in process	151.8	169.1	133.2
Property, plant, and equipment, gross	1,562.6	1,450.5	1,541.0
Less: accumulated depreciation	923.4	866.4	899.3
Property, plant, and equipment, net	$639.2	$584.1	$641.7

8	Product Warranty Guarantees
The company’s products are warranted to provide assurance that the product will function as expected and to ensure customer confidence in design, workmanship, and overall quality. Standard warranty coverage is generally provided for specified periods of time and on select products’ hours of usage and generally covers parts, labor, and other expenses for non-maintenance repairs. In addition to the standard warranties offered by the company on its products, the company also sells separately priced extended warranty coverage on select products for a prescribed period after the original warranty period expires. For additional information on the contract liabilities associated with the company's separately priced extended warranties, refer to Note 3, Revenue.
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
The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Beginning balance	$143.9	$134.5
Changes in accrual related to warranties issued during the period	16.7	23.3
Payments made during the period	(20.6)	(18.7)
Changes in accrual related to pre-existing warranties	2.4	6.0
Ending balance	$142.4	$145.1

9	Investment in Joint Venture
The company is party to a joint venture with Huntington Distribution Finance, Inc. ("HDF"), a subsidiary of The Huntington National Bank, established as Red Iron Acceptance, LLC ("Red Iron"), the primary purpose of which is to provide customer inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. The company has also entered into a limited inventory repurchase agreement with Red Iron. For additional information regarding the customer financing aspect of the arrangement, as well as the limited inventory purchase agreement, refer to Note 13, Commitments and Contingencies.
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of February 2, 2024, February 3, 2023 and October 31, 2023 was $48.4 million, $45.7 million, and $50.6 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

10	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Stock option awards	$4.8	$1.7
Performance share awards	1.1	0.8
Restricted stock unit awards	1.9	1.6
Unrestricted common stock awards	0.6	1.1
Total compensation cost for stock-based compensation awards	$8.4	$5.2
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first three months of the following fiscal periods:

	Fiscal 2024	Fiscal 2023
Expected life of option in years	6.38	6.32
Expected stock price volatility	26.75%	25.19%
Risk-free interest rate	3.94%	3.79%
Expected dividend yield	1.15%	0.95%
Per share weighted-average fair value at date of grant	$30.42	$33.23
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2024 and 2023 was $99.60 and $112.14, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2024 and 2023 was $98.73 and $109.78, respectively.
Unrestricted Common Stock Awards
During the first three months of fiscal 2024 and 2023, 7,544 and 10,329 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

11	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
Foreign currency translation adjustments	$34.4	$30.1	$41.7
Pension benefits	4.3	3.6	4.3
Cash flow derivative instruments	(3.7)	(5.1)	(9.0)
Total accumulated other comprehensive loss	$35.0	$28.6	$37.0
The components and activity of AOCL, net of tax, for the three month periods ended February 2, 2024 and February 3, 2023 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive (income) loss before reclassifications	(7.3)	—	3.0	(4.3)
Amounts reclassified from AOCL	—	—	2.3	2.3
Net current period other comprehensive (income) loss	(7.3)	—	5.3	(2.0)
Balance as of February 2, 2024	$34.4	$4.3	$(3.7)	$35.0

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
Other comprehensive (income) loss before reclassifications	(21.2)	—	21.6	0.4
Amounts reclassified from AOCL	—	—	(4.9)	(4.9)
Net current period other comprehensive (income) loss	(21.2)	—	16.7	(4.5)
Balance as of February 3, 2023	$30.1	$3.6	$(5.1)	$28.6
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 15, Derivative Instruments and Hedging Activities.

12	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended
(Shares in millions)	February 2, 2024	February 3, 2023
Weighted-average number of shares of common stock outstanding - Basic	104.4	104.5
Effect of dilutive shares	0.3	1.1
Weighted-average number of shares of common stock outstanding - Diluted	104.7	105.6
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 850,327 and 268,737 shares of common stock during the first quarter of fiscal 2024 and 2023, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

13	Commitments and Contingencies
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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the three months ended February 2, 2024 and February 3, 2023 were $425.6 million and $674.4 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of February 2, 2024, February 3, 2023, and October 31, 2023 were $963.9 million, $942.0 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to the company as of February 2, 2024, February 3, 2023, and October 31, 2023 were $25.6 million, $17.3 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three months ended February 2, 2024 and February 3, 2023 were $131.0 million and $111.3 million, respectively. As of February 2, 2024, February 3, 2023, and October 31, 2023, $202.6 million, $166.1 million and $234.7 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of February 2, 2024, February 3, 2023 and October 31, 2023, the company was contingently liable to repurchase up to a maximum amount of $28.7 million, $79.4 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended February 2, 2024 and February 3, 2023.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of February 2, 2024, February 3, 2023 and October 31, 2023, $103.2 million, $159.7 million, and $99.6 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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

14	Leases
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Operating lease expense	$9.2	$6.1
Short-term lease expense	1.0	0.9
Total lease expense	$10.2	$7.0
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Right-of-use assets obtained in exchange for lease obligations	$1.6	$1.9
Operating cash flows for amounts included in the measurement of lease liabilities	$7.5	$6.2
The following table presents other lease information related to the company's operating leases:

	February 2, 2024	February 3, 2023	October 31, 2023
Weighted-average remaining lease term of operating leases in years	9.2	5.8	9.3
Weighted-average discount rate of operating leases	4.87%	3.61%	4.83%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of February 2, 2024:

(Dollars in millions)	February 2, 2024
2024 (remaining)	$18.1
2025	23.8
2026	17.8
2027	14.2
2028	12.0
Thereafter	69.7
Total future minimum operating lease payments	155.6
Less: imputed interest	28.4
Present value of operating lease liabilities	$127.2

15	Derivative Instruments and Hedging Activities
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
As of February 2, 2024, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $368.6 million.

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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$6.9	$7.8	$13.7
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	2.9	2.8	3.1
Total derivative assets	$9.8	$10.6	$16.8

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$1.4	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	0.1	—
Total derivative liabilities	$—	$1.5	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$10.6	$11.1	$16.8
Derivative liabilities offsetting derivative assets	0.8	0.5	—
Net amount of derivative assets	$9.8	$10.6	$16.8

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$—	$1.5	$—
Derivative assets offsetting derivative liabilities	—	—	—
Net amount of derivative liabilities	$—	$1.5	$—

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended February 2, 2024 and February 3, 2023:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in millions)	February 2, 2024	February 3, 2023	February 2, 2024	February 3, 2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$0.9	$4.1	$(5.7)	$(17.3)
Cost of sales	1.4	0.8	0.4	0.6
Total derivatives designated as cash flow hedging instruments	$2.3	$4.9	$(5.3)	$(16.7)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2024 and fiscal 2023, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of February 2, 2024, the company expects to reclassify approximately $3.6 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	February 2, 2024		February 3, 2023
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,001.9	$(657.4)	$1,148.8	$(752.9)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	0.9	1.4	4.1	0.8
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$0.8	$0.7	$1.2	$0.6
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Loss on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other loss, net	$(1.1)	$(3.4)
Total loss on derivatives not designated as cash flow hedging instruments	$(1.1)	$(3.4)

16	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of February 2, 2024, February 3, 2023, and October 31, 2023, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
February 2, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$9.8	$—	$9.8	$—
Total assets	$9.8	$—	$9.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as:
February 3, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$10.6	$—	$10.6	$—
Total assets	$10.6	$—	$10.6	$—

Liabilities:
Forward currency contracts	$1.5	$—	$1.5	$—
Total liabilities	$1.5	$—	$1.5	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16.8	$—	$16.8	$—
Total assets	$16.8	$—	$16.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of February 2, 2024, February 3, 2023, and October 31, 2023, the company's long-term debt included $524.2 million, $524.1 million, and $524.2 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of February 2, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $512.6 million compared to its gross carrying amount of $524.2 million. As of February 3, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $520.5 million compared to its gross carrying amount of $524.1 million. As of October 31, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $478.2 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 5, Indebtedness.

17	Subsequent Events
On March 6, 2024, the SEC finalized its climate-related disclosure rules. The company is currently evaluating the impact on its Condensed Consolidated Financial Statements and related disclosures.
The company has evaluated all additional subsequent events and concluded that no other subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
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
Productivity Initiative
On December 20, 2023 we announced our new AMP initiative, which is a multi-year initiative intended to result in annualized cost savings of at least $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, and route-to-market transformation. We intend to reinvest a portion of the savings from this initiative to further accelerate innovation and long-term growth.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the first quarter of fiscal 2024 were $1,001.9 million, down 12.8 percent compared to $1,148.8 million in the first quarter of fiscal 2023. Professional segment net sales for the first quarter of fiscal 2024 were $756.5 million, a decrease of 14.1 percent compared to $880.7 million in the first quarter of the prior fiscal year. Residential segment net sales for the first quarter of fiscal 2024 were $240.1 million, a decrease of 9.3 percent compared to $264.6 million in the first quarter of the prior fiscal year.
Net earnings for the first quarter of fiscal 2024 were $64.9 million, or $0.62 per diluted share, compared to net earnings of $106.9 million, or $1.01 per diluted share, for the first quarter of fiscal 2023. Adjusted net earnings for the first quarter of fiscal 2024 were $66.5 million, or $0.64 per diluted share, compared to $103.6 million, or $0.98 per diluted share, for the first quarter of fiscal 2023.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the first quarter of fiscal 2024 by 5.9 percent to $0.36 per share compared to $0.34 per share paid in the first quarter of fiscal 2023.
Field inventory levels were higher as of the end of the first quarter of fiscal 2024 compared to the end of the first quarter of fiscal 2023, primarily driven by certain lawn care and snow and ice management products following the adverse weather conditions and macro factors experienced during the second half of fiscal 2023.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was higher as of the end of the first quarter of fiscal 2024 compared to the end of the fourth quarter of fiscal 2023 due to normal seasonal trends. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for underground and specialty construction and golf and grounds products continuing to outpace production of such products.
Net Sales
Consolidated net sales for the first quarter of fiscal 2024 were $1,001.9 million, down 12.8 percent compared to $1,148.8 million in the first quarter of fiscal 2023. This net sales decrease was primarily driven by lower shipments of both Professional and Residential segment products.
Net sales in international markets decreased by $40.4 million for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, primarily driven by lower shipments of both Residential and Professional segment products. Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $0.8 million for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended
	February 2, 2024	February 3, 2023
Net sales	100.0%	100.0%
Cost of sales	(65.6)	(65.5)
Gross profit	34.4	34.5
Selling, general and administrative expense	(25.6)	(22.6)
Operating earnings	8.8	11.9
Interest expense	(1.6)	(1.2)
Other income, net	0.8	0.7
Earnings before income taxes	8.0	11.4
Income tax provision	(1.5)	(2.1)
Net earnings	6.5%	9.3%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2024 was $344.5 million, down 13.0 percent compared to $395.9 million in the first quarter of fiscal 2023. Adjusted gross profit for the first quarter of fiscal 2024 was $344.5 million, down 13.0 percent compared to $396.1 million for the first quarter of fiscal 2023. Gross margin was 34.4 percent for the first quarter of fiscal 2024 compared to 34.5 percent for the first quarter of fiscal 2023, a decrease of 10 basis points. The slight decrease in gross margin was primarily due to unfavorable product mix within the Residential segment, mostly offset by favorable product mix within the Professional segment.

Selling, General, and Administrative ("SG&A") Expense
SG&A expense decreased $3.6 million, or 1.4 percent, for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. As a percentage of net sales, SG&A expense increased 300 basis points for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The increase in SG&A expense as a percentage of net sales for the first quarter comparison was primarily due to lower net sales volume.
Interest Expense
Interest expense increased $2.1 million for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The increase in interest expense was primarily due to higher average interest rates and higher average outstanding borrowings under our debt arrangements.
Other Income, Net
Other income, net decreased $1.3 million for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The decrease was primarily due to a favorable net legal settlement that was recognized in fiscal 2023 and did not repeat in fiscal 2024, partially offset by the favorable impact from derivative instruments and higher income from our Red Iron joint venture.
Provision for Income Tax
The effective tax rate for the first quarter of fiscal 2024 was 19.0 percent compared to 18.6 percent in the first quarter of fiscal 2023, primarily due to lower tax benefits recorded as excess tax deductions for stock-based compensation in the current-year period, partially offset by a more favorable geographic mix of earnings. The adjusted effective tax rate for the first quarter of fiscal 2024 was 20.8 percent compared to an adjusted effective tax rate of 21.4 percent in the first quarter of fiscal 2023, primarily driven by a more favorable geographic mix of earnings.
Net Earnings
The net earnings for the first quarter of fiscal 2024 were $64.9 million, or $0.62 per diluted share, compared to $106.9 million, or $1.01 per diluted share, for the first quarter of fiscal 2023. The decrease in net earnings per diluted share for the first quarter comparison was primarily due to lower Professional and Residential segment earnings. Adjusted net earnings for the first quarter of fiscal 2024 were $66.5 million, or $0.64 per diluted share, compared to $103.6 million, or $0.98 per diluted share, for the first quarter of fiscal 2023, a decrease of 34.7 percent per diluted share.
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

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023	Dollar Value Change	Percentage Change
Professional	$756.5	$880.7	$(124.2)	(14.1)%
Residential	240.1	264.6	(24.5)	(9.3)
Other	5.3	3.5	1.8	51.4
Total net sales*	$1,001.9	$1,148.8	$(146.9)	(12.8)%

*Includes international net sales of:	$205.0	$245.4	$(40.4)	(16.5)%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023	Dollar Value Change	Percentage Change
Professional	$112.8	$144.1	$(31.3)	(21.7)%
Residential	23.5	37.8	(14.3)	(37.8)
Other	(56.2)	(50.6)	(5.6)	(11.1)
Total segment earnings	$80.1	$131.3	$(51.2)	(39.0)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2024 decreased 14.1 percent compared to the first quarter of fiscal 2023. The decrease was driven primarily by lower shipments of zero-turn mowers and snow and ice management products, partially offset by higher shipments of underground and specialty construction products, and golf and grounds equipment.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2024 decreased 21.7 percent compared to the first quarter of fiscal 2023, and Professional segment earnings margin decreased to 14.9 percent from 16.4 percent in the first quarter of fiscal 2023. The decrease in Professional segment earnings margin was primarily due to lower net sales volume, partially offset by favorable product mix.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of fiscal 2024 decreased 9.3 percent compared to the first quarter of fiscal 2023. The decrease was primarily driven by lower shipments of snow products and zero-turn mowers, partially offset by higher shipments of walk-power mowers and portable power products.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2024 decreased 37.8 percent compared to the first quarter of fiscal 2023, and Residential segment earnings margin decreased to 9.8 percent from 14.3 percent in the first quarter of fiscal 2023. The decrease in Residential segment earnings margin for the first quarter of fiscal 2024 was largely driven by product mix.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the first quarter of fiscal 2024 increased by $1.8 million compared to the same period in fiscal 2023.

Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2024 increased $5.6 million compared to the first quarter of fiscal 2023 and was primarily due to higher corporate expenses and higher interest expense.
FINANCIAL POSITION
Working Capital
The macroeconomic environment remains challenging, but our supply chain is continuing to stabilize. Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the first quarter of fiscal 2024 increased $111.8 million, or 29.6 percent, compared to the end of the first quarter of fiscal 2023, primarily driven by timing of shipments to our mass channel and payment terms. Inventory levels were up $45.7 million, or 4.0 percent, as of the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, driven by higher finished goods balances, primarily due to lower shipments of zero-turn mowers and snow and ice management products, partially offset by reduced work in process balances driven by more reliable component availability and productivity improvements. Accounts payable decreased $53.4 million, or 11.2 percent, as of the end of the first quarter of fiscal 2024 compared to the end of the first quarter of fiscal 2023, primarily driven by a reduction in purchases year over year.
Cash Flow
Cash Flows from Operating Activities
Cash used in operating activities for the first three months of fiscal 2024 was $92.2 million compared to $68.9 million for the first three months of fiscal 2023 mainly due to lower net earnings during the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Investing Activities
Cash used in investing activities for the first three months of fiscal 2024 was $19.1 million compared to $21.9 million for the first three months of fiscal 2023. This decrease in cash used in investing activities was primarily driven by lower purchases of property, plant, and equipment, net of proceeds from insurance claim in the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Financing Activities
Cash provided by financing activities for the first three months of fiscal 2024 was $114.1 million compared to cash provided by financing activities for the first three months of fiscal 2023 of $74.4 million. This increase in cash provided by financing activities was mainly due to higher net borrowings, partially offset by lower proceeds from exercise of stock options, in each case during the current fiscal year period compared to the prior fiscal year period.
Liquidity and Capital Resources
As of February 2, 2024, we had available liquidity of $600.9 million, consisting of cash and cash equivalents of $198.5 million, of which $91.1 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $402.4 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.

Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The following is a summary of our indebtedness:

(Dollars in millions)	February 2, 2024	February 3, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$195.0	$100.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.6	3.1	2.7
Total long-term debt	1,186.6	1,091.0	1,031.5
Less: current portion of long-term debt	6.8	—	—
Long-term debt, less current portion	$1,179.8	$1,091.0	$1,031.5
As of February 2, 2024, we had $195.0 million of outstanding borrowings under our revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, which resulted in $402.4 million of unutilized availability under our revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.36 per share for the first quarter of fiscal 2024 that was paid on January 11, 2024. This was an increase of 5.9 percent over our cash dividend of $0.34 per share for the first quarter of fiscal 2023. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2024.
Share Repurchases
During the first three months of fiscal 2024, we did not repurchase shares of our common stock. As of February 2, 2024, 6,949,491 shares remained available for repurchase under our Board authorized repurchase program. We expect to repurchase shares of our common stock throughout the remainder of fiscal 2024, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes to our customer financing arrangements during the first three months of fiscal 2024.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the three month periods ended February 2, 2024 and February 3, 2023 were $425.6 million and $674.4 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of February 2, 2024, February 3, 2023 and October 31, 2023 were $963.9 million, $942.0 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to us as of February 2, 2024, February 3, 2023 and October 31, 2023 were $25.6 million, $17.3 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three month periods ended February 2, 2024 and February 3, 2023 were $131.0 million and $111.3 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of February 2, 2024, February 3, 2023, and October 31, 2023 were $202.6 million, $166.1 million, and $234.7 million, respectively.

Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of February 2, 2024, February 3, 2023, and October 31, 2023, we were contingently liable to repurchase up to a maximum amount of $28.7 million, $79.4 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended February 2, 2024 and February 3, 2023. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three month periods ended February 2, 2024 and February 3, 2023:

	Three Months Ended
(Dollars in millions, except per share data)	February 2, 2024	February 3, 2023
Gross profit	$344.5	$395.9
Acquisition-related costs[1]	—	0.2
Adjusted gross profit	$344.5	$396.1

Operating earnings	$88.6	$136.4
Acquisition-related costs[1]	—	0.5
Productivity initiative[2]	3.9	—
Adjusted operating earnings	$92.5	$136.9

Operating earnings margin	8.8%	11.9%
Productivity initiative[2]	0.4%	—%
Adjusted operating earnings margin	9.2%	11.9%

Earnings before income taxes	$80.1	$131.3
Acquisition-related costs[1]	—	0.5
Productivity initiative[2]	3.9	—
Adjusted earnings before income taxes	$84.0	$131.8

Income tax provision	$15.2	$24.4
Acquisition-related costs[1]	—	0.2
Productivity initiative[2]	0.8	—
Tax impact of share-based compensation[3]	1.5	3.6
Adjusted income tax provision	$17.5	$28.2

Net earnings	$64.9	$106.9
Acquisition-related costs, net of tax[1]	—	0.3
Productivity initiative, net of tax[2]	3.1	—
Tax impact of stock-based compensation[3]	(1.5)	(3.6)
Adjusted net earnings	$66.5	$103.6

Net earnings per diluted share	$0.62	$1.01
Productivity initiative, net of tax[2]	0.03	—
Tax impact of stock-based compensation[3]	(0.01)	(0.03)
Adjusted net earnings per diluted share	$0.64	$0.98

Effective tax rate	19.0%	18.6%
Tax impact of stock-based compensation[3]	1.8%	2.8%
Adjusted effective tax rate	20.8%	21.4%
1    On January 13, 2022, we completed our acquisition of Intimidator Group. Acquisition-related costs for the three month period ended February 3, 2023 represent integration costs.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative we have named AMP, as discussed in more detail under the heading "Company Overview-Productivity Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three month period ended February 2, 2024 primarily represent third-party consulting costs.

3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three month periods ended February 2, 2024 and February 3, 2023.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the three month periods ended February 2, 2024 and February 3, 2023:

	Three Months Ended
(Dollars in millions)	February 2, 2024	February 3, 2023
Net cash used in operating activities	$(92.2)	$(68.9)
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	19.1	$22.2
Free cash flow	(111.3)	$(91.1)
Net earnings	$64.9	$106.9
Free cash flow conversion percentage	(171.5)%	(85.2)%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 for a discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2023 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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
To reduce our exposure to foreign currency exchange rate risk, we enter into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to Note 15, Derivative Instruments and

Hedging Activities, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2024 through fiscal 2026. All items are non-trading and stated in U.S. dollars. As of February 2, 2024, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6756	$111.5	$114.1	$2.6
Buy U.S. dollar/Sell Canadian dollar	1.3332	52.0	52.3	0.3
Buy U.S. dollar/Sell Euro	1.1112	178.3	180.6	2.3
Buy U.S. dollar/Sell British pound	1.2545	54.4	53.7	(0.7)
Buy Mexican peso/Sell U.S. dollar	19.6327	$62.4	$67.7	$5.3
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of February 2, 2024 includes $524.2 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $195.0 million outstanding on our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended February 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment and employment-related disputes, and patent litigation cases. For a description of our material legal proceedings, refer to Note 13, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements under the heading "Litigation" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II, Item 1 by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's first quarter ended February 2, 2024:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
November 1, 2023 through December 1, 2023	—	$—	—	6,949,491
December 2, 2023 through December 29, 2023	—	—	—	6,949,491
December 30, 2023 through February 2, 2024	1,779	91.20	—	6,949,491
Total	1,779	$91.20	—
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company did not repurchase any shares under this program during the period indicated above and 1,949,491 shares remained available to repurchase under this authorized stock repurchase program as of February 2, 2024.
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
3    Includes 1,779 shares of the company’s common stock purchased in open-market transactions at an average price of $91.20 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,779 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s first quarter ended February 2, 2024, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2024, filed with the SEC on March 7, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended February 2, 2024 and February 3, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three month periods ended February 2, 2024 and February 3, 2023, (iii) Condensed Consolidated Balance Sheets as of February 2, 2024, February 3, 2023, and October 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended February 2, 2024 and February 3, 2023, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended February 2, 2024 and February 3, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 7, 2024	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)