Form 10-Q
period 2024-05-03
TORO CO
filed 2024-06-06
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of May 30, 2024 was 103,874,095.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition; the anticipated impacts of current global supply chain disruptions, the inflationary environment, current wars and international sanctions and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and any impairment, restructuring, or other charges in connection therewith or resulting therefrom; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. The following are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:
•Adverse economic conditions and outlook in the United States and in other countries in which we conduct business, such as but not limited to: economic uncertainty; business slowdowns, suspensions or delays of production and commercial activity; slow or negative economic growth rates or recessionary conditions; reduced or negative consumer confidence; reduced consumer spending levels; changing consumer preferences; inflationary or deflationary pressures; higher short-term, mortgage, and other interest rates; increased or prolonged high or low unemployment rates and tight labor markets; higher costs, longer lead times and reduced availability of commodities, components, parts, and accessories, including as a result of transportation-related costs, inflation, changing prices, foreign currency fluctuations, tariffs, and/or duties; slowdowns or reductions in levels of interest in the game of golf or golf course activity, development, renovation, or improvement; golf course closures; reduced customer, governmental or municipal spending; reduced infrastructure spending; reduced levels of home ownership, construction, or sales; home foreclosures; the impact of U.S. federal debt, state debt, and sovereign debt defaults; reduced credit availability or unfavorable credit terms for us or our distributors, dealers, or end-user customers; and general economic and political conditions and expectations, any or all of which affect demand for our products and could adversely affect our operating results and financial condition;
•Seasonality of our businesses and its impact on demand for our products and our working capital;
•Effect that weather conditions or climate change have on demand for our products and operations, including our supply chain;
•Continuing disruption, and/or shortages in the availability of and the cost of commodities, components, parts, or accessories used in our products;
•Our ability and the ability of our distribution channel customers to maintain appropriate inventory levels, including as a result of global supply chain disruptions or changes in purchasing patterns by customers, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
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
•Our ability to leverage new, expanded or emerging markets, such as the broadband and digital infrastructure market, and our ability to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, including in particular increased digital, alternative power, smart connected, and autonomous solutions;
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
•Risks associated with our international operations, including but not limited to the effect of foreign currency exchange rate fluctuations and compliance with foreign legal and regulatory requirements, current wars and international sanctions and geopolitical tensions, political risks associated with the potential instability of governments and legal systems in countries in which we or our customers or suppliers conduct business, upcoming elections, and other current and potential conflicts;
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
•Risks associated with a possible U.S. governmental shutdown and its impact on the U.S. economy, capital markets and our business and risks associated with uncertainties related to the 2024 U.S. presidential election;
•Our ability to achieve our financial projections or other business initiatives, including our Amplifying Maximum Productivity (“AMP”) initiative, in the time periods that we anticipate or at all;
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates;
•Stock price volatility, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry or general economic conditions, and other factors beyond our control; and
•Climate, environmental, health and safety laws and regulations as well as the impact of increased scrutiny on our environmental, social and governance (“ESG”) practices, our ability to meet our ESG company goals, and public perceptions that our products are not environmentally friendly or that our practices are not sustainable.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Net sales	$1,349.0	$1,339.3	$2,350.9	$2,488.2
Cost of sales	896.0	859.6	1,553.4	1,612.6
Gross profit	453.0	479.7	797.5	875.6
Selling, general and administrative expense	265.4	260.9	521.3	520.4
Operating earnings	187.6	218.8	276.2	355.2
Interest expense	(16.7)	(14.7)	(32.9)	(28.8)
Other income, net	8.3	6.7	16.0	15.7
Earnings before income taxes	179.2	210.8	259.3	342.1
Provision for income taxes	34.4	43.3	49.6	67.8
Net earnings	$144.8	$167.5	$209.7	$274.3

Basic net earnings per share of common stock	$1.39	$1.60	$2.01	$2.62

Diluted net earnings per share of common stock	$1.38	$1.59	$2.00	$2.60

Weighted-average number of shares of common stock outstanding — Basic	104.4	104.7	104.4	104.6

Weighted-average number of shares of common stock outstanding — Diluted	104.9	105.6	104.9	105.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Net earnings	$144.8	$167.5	$209.7	$274.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2.0)	(2.2)	5.3	19.0
Derivative instruments, net of tax of $0.4; $0.3; $(1.5); and $(5.6), respectively	1.2	1.6	(4.1)	(15.1)
Other comprehensive (loss) income, net of tax	(0.8)	(0.6)	1.2	3.9
Comprehensive income	$144.0	$166.9	$210.9	$278.2
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	May 3, 2024	May 5, 2023	October 31, 2023
ASSETS
Cash and cash equivalents	$188.8	$151.3	$193.1
Receivables, net	623.1	462.0	407.4
Inventories, net	1,105.0	1,127.5	1,087.8
Prepaid expenses and other current assets	102.3	86.0	110.5
Total current assets	2,019.2	1,826.8	1,798.8

Property, plant, and equipment, net	637.8	605.8	641.7
Goodwill	450.7	584.6	450.8
Other intangible assets, net	522.7	568.4	540.1
Right-of-use assets	117.3	71.9	125.3
Investment in finance affiliate	51.7	53.2	50.6
Deferred income taxes	31.0	11.3	14.2
Other assets	21.8	19.4	22.8
Total assets	$3,852.2	$3,741.4	$3,644.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$13.5	$—	$—
Accounts payable	512.4	514.8	430.0
Accrued liabilities	503.2	493.3	499.1
Short-term lease liabilities	19.6	15.9	19.5
Total current liabilities	1,048.7	1,024.0	948.6

Long-term debt, less current portion	1,003.3	1,041.2	1,031.5
Long-term lease liabilities	103.2	58.0	112.1
Deferred income taxes	0.4	18.5	0.4
Other long-term liabilities	45.2	39.7	40.8

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 103,974,051 shares as of May 3, 2024, 104,135,643 shares as of May 5, 2023, and 103,843,485 shares as of October 31, 2023	104.0	104.1	103.8
Retained earnings	1,583.2	1,485.1	1,444.1
Accumulated other comprehensive loss	(35.8)	(29.2)	(37.0)
Total stockholders’ equity	1,651.4	1,560.0	1,510.9
Total liabilities and stockholders’ equity	$3,852.2	$3,741.4	$3,644.3
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	May 3, 2024	May 5, 2023
Cash flows from operating activities:
Net earnings	$209.7	$274.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(10.4)	(8.7)
Distributions from (contributions to) finance affiliate, net	9.3	(5.2)
Depreciation of property, plant, and equipment	43.4	38.3
Amortization of other intangible assets	17.5	17.9
Stock-based compensation expense	15.3	10.7
Other	0.6	0.9
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(214.6)	(127.2)
Inventories, net	(15.6)	(75.5)
Other assets	(1.0)	(7.7)
Accounts payable	81.0	(64.6)
Other liabilities	(0.1)	8.5
Net cash provided by operating activities	135.1	61.7

Cash flows from investing activities:
Purchases of property, plant, and equipment	(39.5)	(70.1)
Proceeds from insurance claim	—	7.1
Proceeds from asset disposals	0.1	0.3
Proceeds from divestitures	1.9	—
Net cash used in investing activities	(37.5)	(62.7)

Cash flows from financing activities:
Net (repayments) borrowings under the revolving credit facility[1]	(15.0)	50.0
Proceeds from exercise of stock options	1.9	17.6
Payments of withholding taxes for stock awards	(2.5)	(2.8)
Purchases of TTC common stock	(10.0)	(24.3)
Dividends paid on TTC common stock	(75.1)	(71.1)
Other	(2.7)	(1.6)
Net cash used in financing activities	(103.4)	(32.2)

Effect of exchange rates on cash and cash equivalents	1.5	(3.7)

Net decrease in cash and cash equivalents	(4.3)	(36.9)
Cash and cash equivalents as of the beginning of the fiscal period	193.1	188.2
Cash and cash equivalents as of the end of the fiscal period	$188.8	$151.3
1    Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash used in financing activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of February 2, 2024	$104.0	$1,478.9	$(35.0)	$1,547.9
Cash dividends paid on common stock - $0.36 per share	—	(37.5)	—	(37.5)
Issuance of 75,784 shares of common stock under stock-based compensation plans	0.1	0.3	—	0.4
Stock-based compensation expense	—	6.9	—	6.9
Purchase of 115,274 shares of common stock	(0.1)	(10.2)	—	(10.3)
Other comprehensive loss	—	—	(0.8)	(0.8)
Net earnings	—	144.8	—	144.8
Balance as of May 3, 2024	$104.0	$1,583.2	$(35.8)	$1,651.4

Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
Cash dividends paid on common stock - $0.72 per share	—	(75.1)	—	(75.1)
Issuance of 323,921 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares of common stock to a deferred compensation trust	0.3	1.6	—	1.9
Stock-based compensation expense	—	15.3	—	15.3
Purchase of 138,829 shares of common stock	(0.1)	(12.4)	—	(12.5)
Other comprehensive income	—	—	1.2	1.2
Net earnings	—	209.7	—	209.7
Balance as of May 3, 2024	$104.0	$1,583.2	$(35.8)	$1,651.4

Balance as of February 3, 2023	$104.3	$1,368.5	$(28.6)	$1,444.2
Cash dividends paid on common stock - $0.34 per share	—	(35.6)	—	(35.6)
Issuance of 83,432 shares of common stock under stock-based compensation plans	—	3.5	—	3.5
Stock-based compensation expense	—	5.5	—	5.5
Purchase of 230,791 shares of common stock	(0.2)	(24.3)	—	(24.5)
Other comprehensive loss	—	—	(0.6)	(0.6)
Net earnings	—	167.5	—	167.5
Balance as of May 5, 2023	$104.1	$1,485.1	$(29.2)	$1,560.0

Balance as of October 31, 2022	$104.0	$1,280.8	$(33.1)	$1,351.7
Cash dividends paid on common stock - $0.68 per share	—	(71.1)	—	(71.1)
Issuance of 434,464 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares of common stock to a deferred compensation trust	0.4	17.2	—	17.6
Stock-based compensation expense	—	10.7	—	10.7
Purchase of 254,356 shares of common stock	(0.3)	(26.8)	—	(27.1)
Other comprehensive income	—	—	3.9	3.9
Net earnings	—	274.3	—	274.3
Balance as of May 5, 2023	$104.1	$1,485.1	$(29.2)	$1,560.0
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 3, 2024

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the six months ended May 3, 2024 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2024.
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
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended May 3, 2024	Professional	Residential	Other	Total
Net sales	$1,005.6	$335.6	$7.8	$1,349.0
Intersegment gross sales (eliminations)	11.1	—	(11.1)	—
Earnings (loss) before income taxes	$190.7	$36.1	$(47.6)	$179.2

Six Months Ended May 3, 2024	Professional	Residential	Other	Total
Net sales	$1,762.1	$575.7	$13.1	$2,350.9
Intersegment gross sales (eliminations)	21.8	0.1	(21.9)	—
Earnings (loss) before income taxes	303.5	59.6	(103.8)	259.3
Total assets	$2,768.4	$669.3	$414.5	$3,852.2

Three Months Ended May 5, 2023	Professional	Residential	Other	Total
Net sales	$1,068.7	$265.8	$4.8	$1,339.3
Intersegment gross sales (eliminations)	13.0	—	(13.0)	—
Earnings (loss) before income taxes	$227.5	$22.7	$(39.4)	$210.8

Six Months Ended May 5, 2023	Professional	Residential	Other	Total
Net sales	$1,949.4	$530.5	$8.3	$2,488.2
Intersegment gross sales (eliminations)	23.8	0.1	(23.9)	—
Earnings (loss) before income taxes	371.6	60.5	(90.0)	342.1
Total assets	$2,820.3	$568.7	$352.4	$3,741.4

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Corporate expenses	$(42.5)	$(33.0)	$(90.6)	$(76.7)
Interest expense	(16.7)	(14.7)	(32.9)	(28.8)
Earnings from the company's wholly-owned domestic distribution company and other income, net	11.6	8.3	19.7	15.5
Total operating loss	$(47.6)	$(39.4)	$(103.8)	$(90.0)

3	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended May 3, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$880.5	$330.2	$5.8	$1,216.5
Irrigation	125.1	5.4	2.0	132.5
Total net sales	$1,005.6	$335.6	$7.8	$1,349.0

Revenue by geographic market:
United States	$774.7	$298.3	$7.8	$1,080.8
International countries	230.9	37.3	—	268.2
Total net sales	$1,005.6	$335.6	$7.8	$1,349.0

Six Months Ended May 3, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,527.5	$562.1	$10.4	$2,100.0
Irrigation	234.6	13.6	2.7	250.9
Total net sales	$1,762.1	$575.7	$13.1	$2,350.9

Revenue by geographic market:
United States	$1,360.8	$503.8	$13.1	$1,877.7
International countries	401.3	71.9	—	473.2
Total net sales	$1,762.1	$575.7	$13.1	$2,350.9

Three Months Ended May 5, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$931.4	$260.2	$3.9	$1,195.5
Irrigation	137.3	5.6	0.9	143.8
Total net sales	$1,068.7	$265.8	$4.8	$1,339.3

Revenue by geographic market:
United States	$838.2	$220.0	$4.8	$1,063.0
International countries	230.5	45.8	—	276.3
Total net sales	$1,068.7	$265.8	$4.8	$1,339.3

Six Months Ended May 5, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,709.7	$513.7	$6.3	$2,229.7
Irrigation	239.7	16.8	2.0	258.5
Total net sales	$1,949.4	$530.5	$8.3	$2,488.2

Revenue by geographic market:
United States	$1,534.7	$423.5	$8.3	$1,966.5
International countries	414.7	107.0	—	521.7
Total net sales	$1,949.4	$530.5	$8.3	$2,488.2
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of May 3, 2024 and October 31, 2023, $27.3 million and $25.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended May 3, 2024, the company recognized $3.8 million and $7.2 million, respectively, of the October 31, 2023 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $4.8 million of the October 31, 2023 deferred revenue amount within net sales throughout the remainder of fiscal 2024, $7.8 million in fiscal 2025, and $5.8 million thereafter.

4	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2024 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2023	$440.5	$10.3	$—	$450.8
Divestitures	(0.3)	—	—	(0.3)
Translation adjustments	0.1	0.1	—	0.2
Balance as of May 3, 2024	$440.3	$10.4	$—	$450.7
Other Intangible Assets, Net
The components of other intangible assets, net as of May 3, 2024, May 5, 2023, and October 31, 2023 were as follows (dollars in millions):

May 3, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.4)	$1.8
Customer-related	15.8	327.6	(118.7)	208.9
Developed technology	7.1	102.1	(67.9)	34.2
Trade names	13.7	10.7	(4.4)	6.3
Total finite-lived	13.6	458.6	(207.4)	251.2
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$730.1	$(207.4)	$522.7

May 5, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(15.7)	$2.5
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	16.0	321.4	(95.8)	225.6
Developed technology	7.1	102.1	(58.4)	43.7
Trade names	13.7	10.8	(3.8)	7.0
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.4	465.1	(186.3)	278.8
Indefinite-lived - trade names		289.6	—	289.6
Total other intangible assets, net		$754.7	$(186.3)	$568.4

October 31, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.0)	$2.2
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.8	327.5	(106.7)	220.8
Developed technology	7.1	102.0	(63.1)	38.9
Trade names	13.7	10.7	(4.0)	6.7
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.3	471.0	(202.4)	268.6
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$742.5	$(202.4)	$540.1
Amortization expense for finite-lived intangible assets for the three and six months ended May 3, 2024 was $8.8 million and $17.5 million, respectively. Amortization expense for finite-lived intangibles assets for the three and six months ended May 5, 2023 was $8.8 million and $17.9 million, respectively. As of May 3, 2024, estimated amortization expense for the remainder of fiscal 2024 and succeeding fiscal years is as follows:

(Dollars in millions)	May 3, 2024
2024 (remaining)	$17.1
2025	31.7
2026	30.5
2027	25.6
2028	22.3
2029	20.4
Thereafter	103.6
Total estimated amortization expense	$251.2

5	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$25.0	$50.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.4	2.9	2.7
Total long-term debt	1,016.8	1,041.2	1,031.5
Less: current portion of long-term debt	13.5	—	—
Long-term debt, less current portion	$1,003.3	$1,041.2	$1,031.5
As of May 3, 2024, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2024 and succeeding fiscal years are as follows:

(Dollars in millions)	May 3, 2024
2024 (remaining)	$—
2025	37.0
2026	288.0
2027	270.0
2028	—
2029	100.0
Thereafter	325.0
Total principal payments required	$1,020.0
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of May 3, 2024.

6	Inventories, Net
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
Inventories, net were as follows:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
Raw materials and work in process	$440.2	$452.8	$400.3
Finished goods and service parts	821.5	844.6	844.2
Total FIFO and average cost value	1,261.7	1,297.4	1,244.5
Less: adjustment to LIFO value	156.7	169.9	156.7
Total inventories, net	$1,105.0	$1,127.5	$1,087.8

7	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
Land and land improvements	$69.3	$61.6	$69.0
Buildings and leasehold improvements	359.9	328.3	355.8
Machinery and equipment	625.3	567.2	624.6
Tooling	261.8	227.0	260.4
Computer hardware and software	98.8	106.0	98.0
Construction in process	165.5	199.9	133.2
Property, plant, and equipment, gross	1,580.6	1,490.0	1,541.0
Less: accumulated depreciation	942.8	884.2	899.3
Property, plant, and equipment, net	$637.8	$605.8	$641.7

8	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Beginning balance	$142.4	$145.1	$143.9	$134.5
Changes in accrual related to warranties issued during the period	23.7	26.1	40.4	49.4
Payments made during the period	(19.5)	(18.0)	(40.1)	(36.7)
Changes in accrual related to pre-existing warranties	4.8	0.7	7.2	6.7
Ending balance	$151.4	$153.9	$151.4	$153.9

9	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of May 3, 2024, May 5, 2023 and October 31, 2023 was $51.7 million, $53.2 million, and $50.6 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

10	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Stock option awards	$3.3	$2.6	$8.1	$4.3
Performance share awards	1.5	1.3	2.6	2.1
Restricted stock unit awards	2.1	1.6	4.0	3.2
Unrestricted common stock awards	—	—	0.6	1.1
Total compensation cost for stock-based compensation awards	$6.9	$5.5	$15.3	$10.7
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first six months of the following fiscal periods:

	Fiscal 2024	Fiscal 2023
Expected life of option in years	6.37	6.32
Expected stock price volatility	26.75%	25.20%
Risk-free interest rate	3.94%	3.79%
Expected dividend yield	1.15%	0.95%
Per share weighted-average fair value at date of grant	$30.40	$33.22
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2024 and 2023 was $99.60 and $112.14, respectively. No performance share awards were granted during the second quarter of fiscal 2024 and 2023.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2024 and 2023 was $97.99 and $109.83, respectively.
Unrestricted Common Stock Awards
During the first six months of fiscal 2024 and 2023, 7,544 and 10,329 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal 2024 and 2023.

11	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
Foreign currency translation adjustments	$36.4	$32.3	$41.7
Pension benefits	4.3	3.6	4.3
Cash flow derivative instruments	(4.9)	(6.7)	(9.0)
Total accumulated other comprehensive loss	$35.8	$29.2	$37.0
The components and activity of AOCL, net of tax, for the three and six month periods ended May 3, 2024 and May 5, 2023 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of February 2, 2024	$34.4	$4.3	$(3.7)	$35.0
Other comprehensive loss (income) before reclassifications	2.0	—	(3.6)	(1.6)
Amounts reclassified from AOCL	—	—	2.4	2.4
Net current period other comprehensive loss (income)	2.0	—	(1.2)	0.8
Balance as of May 3, 2024	$36.4	$4.3	$(4.9)	$35.8

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive income before reclassifications	(5.3)	—	(0.6)	(5.9)
Amounts reclassified from AOCL	—	—	4.7	4.7
Net current period other comprehensive (income) loss	(5.3)	—	4.1	(1.2)
Balance as of May 3, 2024	$36.4	$4.3	$(4.9)	$35.8

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of February 3, 2023	$30.1	$3.6	$(5.1)	$28.6
Other comprehensive loss before reclassifications	2.2	—	3.1	5.3
Amounts reclassified from AOCL	—	—	(4.7)	(4.7)
Net current period other comprehensive loss (income)	2.2	—	(1.6)	0.6
Balance as of May 5, 2023	$32.3	$3.6	$(6.7)	$29.2

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
Other comprehensive (income) loss before reclassifications	(19.0)	—	24.7	5.7
Amounts reclassified from AOCL	—	—	(9.6)	(9.6)
Net current period other comprehensive (income) loss	(19.0)	—	15.1	(3.9)
Balance as of May 5, 2023	$32.3	$3.6	$(6.7)	$29.2

For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 15, Derivative Instruments and Hedging Activities.

12	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended		Six Months Ended
(Shares in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Diluted
Weighted-average number of shares of common stock outstanding - Basic	104.4	104.7	104.4	104.6
Effect of dilutive shares	0.5	0.9	0.5	1.0
Weighted-average number of shares of common stock outstanding - Diluted	104.9	105.6	104.9	105.6
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,825,586 and 504,057 shares of common stock during the second quarter of fiscal 2024 and 2023, respectively, and to purchase 1,697,100 and 385,105 shares of common stock during the first six months of fiscal 2024 and 2023, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the six months ended May 3, 2024 and May 5, 2023 were $1,165.7 million and $1,470.1 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of May 3, 2024, May 5, 2023, and October 31, 2023 were $1,020.9 million, $1,095.8 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to the company as of May 3, 2024, May 5, 2023, and October 31, 2023 were $35.1 million, $34.7 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six months ended May 3, 2024 and May 5, 2023 were $303.9 million and $247.5 million, respectively. As of May 3, 2024, May 5, 2023, and October 31, 2023, $190.6 million, $194.2 million and $234.7 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.

Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of May 3, 2024, May 5, 2023 and October 31, 2023, the company was contingently liable to repurchase up to a maximum amount of $30.3 million, $111.1 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 3, 2024 and May 5, 2023.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of May 3, 2024, May 5, 2023 and October 31, 2023, $213.2 million, $278.8 million, and $99.6 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Operating lease expense	$9.4	$6.8	$18.6	$12.9
Short-term lease expense	1.0	1.0	2.1	1.9
Variable lease expense	0.1	0.1	0.1	0.1
Total lease expense	$10.5	$7.9	$20.8	$14.9
The following table presents supplemental cash flow information related to the company's operating leases:

	Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023
Right-of-use assets obtained in exchange for lease obligations	$2.3	$4.1
Operating cash flows for amounts included in the measurement of lease liabilities	$13.9	$11.2
The following table presents other lease information related to the company's operating leases:

	May 3, 2024	May 5, 2023	October 31, 2023
Weighted-average remaining lease term of operating leases in years	9.1	5.6	9.3
Weighted-average discount rate of operating leases	4.90%	3.65%	4.83%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of May 3, 2024:

(Dollars in millions)	May 3, 2024
2024 (remaining)	$11.7
2025	24.0
2026	18.0
2027	14.3
2028	12.0
Thereafter	69.7
Total future minimum operating lease payments	149.7
Less: imputed interest	26.9
Present value of operating lease liabilities	$122.8

15	Derivative Instruments and Hedging Activities
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
As of May 3, 2024, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $363.6 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$7.7	$9.7	$13.7
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	4.3	5.3	3.1
Total derivative assets	$12.0	$15.0	$16.8

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$—	$0.1	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	—	—	—
Total derivative liabilities	$—	$0.1	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$12.4	$15.7	$16.8
Derivative liabilities offsetting derivative assets	0.4	0.7	—
Net amount of derivative assets	$12.0	$15.0	$16.8

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$0.1	$0.4	$—
Derivative assets offsetting derivative liabilities	0.1	0.3	—
Net amount of derivative liabilities	$—	$0.1	$—
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 3, 2024 and May 5, 2023:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1.1	$3.7	$1.5	$—
Cost of sales	1.3	1.0	(0.3)	1.6
Total derivatives designated as cash flow hedging instruments	$2.4	$4.7	$1.2	$1.6

	Six Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$2.0	$7.8	$(4.2)	$(17.3)
Cost of sales	2.7	1.8	0.1	2.2
Total derivatives designated as cash flow hedging instruments	$4.7	$9.6	$(4.1)	$(15.1)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2024 and fiscal 2023, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of May 3, 2024, the company expects to reclassify approximately $4.2 million of gains from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	May 3, 2024		May 5, 2023
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,349.0	$(896.0)	$1,339.3	$(859.6)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	1.1	1.3	3.7	1.0
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$0.8	$1.2	$0.4

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	May 3, 2024		May 5, 2023
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of (Loss) Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,350.9	$(1,553.4)	$2,488.2	$(1,612.6)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	2.0	2.7	7.8	1.8
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$0.8	$1.5	$2.4	$1.0
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
(Loss) gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other (loss) income, net	$(0.1)	$1.6	$(1.2)	$(1.8)
Total (loss) gain on derivatives not designated as cash flow hedging instruments	$(0.1)	$1.6	$(1.2)	$(1.8)

16	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 3, 2024, May 5, 2023, and October 31, 2023, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
May 3, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$12.0	$—	$12.0	$—
Total assets	$12.0	$—	$12.0	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as:
May 5, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$15.0	$—	$15.0	$—
Total assets	$15.0	$—	$15.0	$—

Liabilities:
Forward currency contracts	$0.1	$—	$0.1	$—
Total liabilities	$0.1	$—	$0.1	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16.8	$—	$16.8	$—
Total assets	$16.8	$—	$16.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of May 3, 2024, May 5, 2023, and October 31, 2023, the company's long-term debt included $524.2 million, $524.1 million, and $524.2 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of May 3, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $509.9 million compared to its gross carrying amount of $524.2 million. As of May 5, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $515.0 million compared to its gross carrying amount of $524.1 million. As of October 31, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $478.2 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 5, Indebtedness.

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
Productivity Initiative
During the first quarter of fiscal 2024, we announced our AMP initiative, which is a multi-year initiative intended to result in annualized cost savings of at least $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, and route-to-market transformation. We intend to reinvest a portion of the savings from this initiative to further accelerate innovation and long-term growth.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the second quarter of fiscal 2024 were $1,349.0 million, up 0.7 percent compared to $1,339.3 million in the second quarter of fiscal 2023. For the first six months of fiscal 2024, consolidated net sales were $2,350.9 million, down 5.5 percent compared to $2,488.2 million from the same period in the prior fiscal year.
Professional segment net sales for the second quarter of fiscal 2024 were $1,005.6 million, a decrease of 5.9 percent compared to $1,068.7 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2024, Professional segment net sales were $1,762.1 million, a decrease of 9.6 percent compared to $1,949.4 million in the prior fiscal year comparable period.
Residential segment net sales for the second quarter of fiscal 2024 were $335.6 million, an increase of 26.3 percent compared to $265.8 million in the second quarter of the prior fiscal year. For the first six months of fiscal 2024, Residential segment net sales were $575.7 million, an increase of 8.5 percent compared to $530.5 million in the prior fiscal year comparable period.
Net earnings for the second quarter of fiscal 2024 were $144.8 million, or $1.38 per diluted share, compared to net earnings of $167.5 million, or $1.59 per diluted share, for the second quarter of fiscal 2023. Net earnings for the first six months of fiscal 2024 were $209.7 million, or $2.00 per diluted share, compared to $274.3 million, or $2.60 per diluted share, in the comparable fiscal 2023 period.
Adjusted net earnings for the second quarter of fiscal 2024 were $147.3 million, or $1.40 per diluted share, compared to $166.4 million, or $1.58 per diluted share, for the second quarter of fiscal 2023. Adjusted net earnings for the first six months of fiscal 2024 were $213.8 million, or $2.04 per diluted share, compared to $270.0 million, or $2.56 per diluted share, in the comparable fiscal 2023 period.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the second quarter of fiscal 2024 by 5.9 percent to $0.36 per share compared to $0.34 per share paid in the second quarter of fiscal 2023. We also repurchased shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $85.1 million of cash to our shareholders during the first six months of fiscal 2024.
Field inventory levels were slightly lower as of the end of the second quarter of fiscal 2024 compared to the end of the second quarter of fiscal 2023, primarily driven by significant reductions of dealer field inventories of lawn care equipment in both the Residential and Professional segments, partially offset by increases from a strong spring sell-in to our mass channel partners.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was lower as of the end of the second quarter of fiscal 2024 compared to the end of the fourth quarter of fiscal 2023 primarily due to improved manufacturing output. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for underground and specialty construction and golf and grounds products continuing to outpace production of such products.
Net Sales
Consolidated net sales for the second quarter of fiscal 2024 were $1,349.0 million, up 0.7 percent compared to $1,339.3 million in the second quarter of fiscal 2023. This increase was primarily driven by higher shipments of Residential segment products, partially offset by lower shipments of Professional segment products. For the year-to-date period of fiscal 2024, consolidated net sales were $2,350.9 million, down 5.5 percent compared to $2,488.2 million from the same period in the prior fiscal year. This decrease was primarily driven by lower shipments of Professional segment products, partially offset by higher shipments of Residential segment products.
Net sales in international markets decreased by $8.2 million and $48.5 million for the second quarter and year-to-date periods of fiscal 2024, respectively. The decrease for the second quarter comparison was primarily due to lower shipments of Residential segment products. The decrease for the year-to-date comparison was primarily due to lower shipments of both Residential and Professional segment products.
Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $7.6 million and $6.8 million for the second quarter and year-to-date periods of fiscal 2024, respectively.

The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.4)	(64.2)	(66.1)	(64.8)
Gross profit	33.6	35.8	33.9	35.2
Selling, general and administrative expense	(19.7)	(19.5)	(22.2)	(20.9)
Operating earnings	13.9	16.3	11.7	14.3
Interest expense	(1.2)	(1.1)	(1.4)	(1.2)
Other income, net	0.6	0.5	0.7	0.7
Earnings before income taxes	13.3	15.7	11.0	13.8
Income tax provision	(2.6)	(3.2)	(2.1)	(2.8)
Net earnings	10.7%	12.5%	8.9%	11.0%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2024 was $453.0 million, down 5.6 percent compared to $479.7 million for the second quarter of fiscal 2023. Gross margin was 33.6 percent for the second quarter of fiscal 2024 compared to 35.8 percent for the second quarter of fiscal 2023, a decrease of 220 basis points. Gross profit for the year-to-date period of fiscal 2024 was $797.5 million, down 8.9 percent compared to $875.6 million for the same period of fiscal 2023. Gross margin was 33.9% for the year-to-date period of fiscal 2024 compared to 35.2% for the prior year comparable period, a decrease of 130 basis points. The decrease in gross margin for both the second quarter and year-to-date periods of fiscal 2024 was primarily due to product mix and higher material and manufacturing costs, partially offset by productivity improvements.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $4.5 million, or 1.7 percent, for the second quarter of fiscal 2024 and increased $0.9 million, or 0.2 percent, for the year-to-date period of fiscal 2024 compared to the same respective periods of fiscal 2023. As a percentage of net sales, SG&A expense increased 20 basis points and 130 basis points for the second quarter and year-to-date periods of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. The increase in SG&A expense as a percentage of net sales for the second quarter comparison was primarily due to slightly higher corporate expenses, mostly offset by lower marketing costs. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to lower net sales volume.
Interest Expense
Interest expense increased $2.0 million and $4.1 million for the second quarter and year-to-date periods of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. The increase in interest expense for the second quarter comparison was primarily due to higher average outstanding borrowings under our debt arrangements and higher average interest rates. The increase in interest expense for the year-to-date comparison was primarily due to higher average interest rates.
Other Income, Net
Other income, net increased $1.6 million and $0.3 million for the second quarter and year-to-date periods of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. These increases were primarily due to higher income from our Red Iron joint venture and net gains on divestitures, partially offset by the unfavorable impact from derivative instruments.
Provision for Income Tax
The effective tax rate for the second quarter of fiscal 2024 was 19.2 percent compared to 20.6 percent in the second quarter of fiscal 2023, primarily due to a more favorable geographic mix of earnings. The effective tax rate for the year-to-date period of fiscal 2024 was 19.1 percent compared to 19.8 percent in the same period of fiscal 2023, primarily due to a more favorable geographic mix of earnings, partially offset by lower tax benefits recorded as excess tax deductions for stock-based compensation in the current-year period. The adjusted effective tax rate for the second quarter of fiscal 2024 was 19.8 percent, compared to an adjusted effective tax rate of 21.1 percent in the second quarter of fiscal 2023, primarily driven by a more favorable geographic mix of earnings. The adjusted effective tax rate for the year-to-date period of fiscal 2024 was 20.1 percent, compared to 21.2 percent in the same period of fiscal 2023, primarily driven by a more favorable geographic mix of earnings.

Net Earnings
Net earnings for the second quarter of fiscal 2024 were $144.8 million, or $1.38 per diluted share, compared to $167.5 million, or $1.59 per diluted share, for the second quarter of fiscal 2023. Adjusted net earnings for the second quarter of fiscal 2024 were $147.3 million, or $1.40 per diluted share, compared to $166.4 million, or $1.58 per diluted share, for the second quarter of fiscal 2023, a decrease of 11.4 percent per diluted share. Net earnings for the first six months of fiscal 2024 were $209.7 million, or $2.00 per diluted share, compared to $274.3 million, or $2.60 per diluted share, for the same period of fiscal 2023. Adjusted net earnings for the first six months of fiscal 2024 were $213.8 million, or $2.04 per diluted share, compared to $270.0 million, or $2.56 per diluted share, for the same year-to-date period of fiscal 2023, a decrease of 20.3 percent per diluted share. The decrease in net earnings per diluted share for the second quarter comparison was primarily due to lower Professional segment earnings, partially offset by higher Residential segment earnings. The decrease in net earnings per diluted share for the year-to-date comparison was primarily due to lower Professional segment earnings.
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

	Three Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	Dollar Value Change	Percentage Change
Professional	$1,005.6	$1,068.7	$(63.1)	(5.9)%
Residential	335.6	265.8	69.8	26.3
Other	7.8	4.8	3.0	62.5
Total net sales*	$1,349.0	$1,339.3	$9.7	0.7%

*Includes international net sales of:	$268.2	$276.4	$(8.2)	(3.0)%

	Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	Dollar Value Change	Percentage Change
Professional	$1,762.1	$1,949.4	$(187.3)	(9.6)%
Residential	575.7	530.5	45.2	8.5
Other	13.1	8.3	4.8	57.8
Total net sales*	$2,350.9	$2,488.2	$(137.3)	(5.5)%

*Includes international net sales of:	$473.2	$521.7	$(48.5)	(9.3)%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	Dollar Value Change	Percentage Change
Professional	$190.7	$227.5	$(36.8)	(16.2)%
Residential	36.1	22.7	13.4	59.0
Other	(47.6)	(39.4)	(8.2)	(20.8)
Total segment earnings	$179.2	$210.8	$(31.6)	(15.0)%

	Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023	Dollar Value Change	Percentage Change
Professional	$303.5	$371.6	$(68.1)	(18.3)%
Residential	59.6	60.5	(0.9)	(1.5)
Other	(103.8)	(90.0)	(13.8)	(15.3)
Total segment earnings	$259.3	$342.1	$(82.8)	(24.2)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2024 decreased 5.9 percent compared to the second quarter of fiscal 2023. This decrease was driven primarily by lower shipments of zero-turn mowers, partially offset by higher shipments of underground and specialty construction equipment and golf and grounds products. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2024 decreased 9.6 percent compared to the same period of fiscal 2023. This decrease was driven primarily by lower shipments of zero-turn mowers and snow and ice management products, partially offset by higher shipments of underground and specialty construction equipment and golf and grounds products.
Segment Earnings
Professional segment earnings for the second quarter of fiscal 2024 decreased 16.2 percent compared to the second quarter of fiscal 2023, and Professional segment earnings margin decreased to 19.0 percent from 21.3 percent for the second quarter of fiscal 2023. Professional segment earnings for the year-to-date period of fiscal 2024 decreased 18.3 percent compared to the same period of fiscal 2023, and Professional segment earnings margin decreased to 17.2 percent from 19.1 percent for the year-to-date period of fiscal 2023. The decrease in Professional segment earnings margin for both the second quarter and year-to-date periods of fiscal 2024 was primarily due to lower net sales volume and higher material and manufacturing costs, partially offset by productivity improvements.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter of fiscal 2024 increased 26.3 percent compared to the second quarter of fiscal 2023. The increase in Residential segment net sales was primarily driven by higher shipments to our mass channel, partially offset by lower shipments to our dealer channel. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2024 increased 8.5 percent compared to the same period of fiscal 2023. The increase in Residential segment net sales was primarily driven by higher shipments to our mass channel, partially offset by lower shipments of snow and ice management products.
Segment Earnings
Residential segment earnings for the second quarter of fiscal 2024 increased 59.0 percent compared to the second quarter of fiscal 2023, and Residential segment earnings margin increased to 10.8 percent from 8.6 percent in the second quarter of fiscal 2023. The increase in Residential segment earnings margin for the second quarter of fiscal 2024 was largely driven by net sales leverage and productivity improvements, partially offset by product mix and higher material and manufacturing costs. Residential segment earnings for the year-to-date period of fiscal 2024 decreased 1.5 percent compared to the same period of fiscal 2023, and Residential segment earnings margin decreased to 10.4 percent from 11.4 percent in the year-to-date period of fiscal 2023. The decrease in Residential segment earnings margin for the year-to-date period of fiscal 2023 was largely driven by product mix and higher material and manufacturing costs, partially offset by net sales leverage and productivity improvements.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the second quarter of fiscal 2024 increased by $3.0 million compared to the same period in fiscal 2023. Net sales for our Other activities in the year-to-date period of fiscal 2024 increased by $4.8 million compared to the same period in fiscal 2023.

Other Operating Loss
The operating loss for our Other activities for the second quarter of fiscal 2024 increased $8.2 million compared to the second quarter of fiscal 2023. The operating loss for our Other activities for the year-to-date period of fiscal 2024 increased $13.8 million compared to the same period in fiscal 2023. The increased operating losses for both the second quarter and year-to-date periods of fiscal 2024 were primarily due to higher corporate expenses and higher interest expense.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the second quarter of fiscal 2024 increased $161.1 million, or 34.9 percent, compared to the end of the second quarter of fiscal 2023, primarily driven by increased shipments to our mass channel, as well as payment terms to that channel. Inventory levels were down $22.5 million, or 2.0 percent, as of the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, primarily due to lower Residential segment finished goods balances driven by increased shipments to our mass channel, partially offset by higher balances of snow and ice management products. Accounts payable decreased $2.4 million, or 0.5 percent, as of the end of the second quarter of fiscal 2024 compared to the end of the second quarter of fiscal 2023.
Cash Flow
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2024 was $135.1 million compared to $61.7 million for the first six months of fiscal 2023. This increase was mainly due to net favorable fluctuations in working capital, partially offset by lower net earnings during the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of fiscal 2024 was $37.5 million compared to $62.7 million for the first six months of fiscal 2023. This decrease was primarily driven by lower purchases of property, plant, and equipment, net of proceeds from insurance claim in the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the first six months of fiscal 2024 was $103.4 million compared to $32.2 million for the first six months of fiscal 2023. This increase was mainly due to changes in activity under the revolving credit facility and decreased proceeds from the exercise of stock options, partially offset by lower stock repurchases, in each case during the current fiscal year period compared to the prior fiscal year period.
Liquidity and Capital Resources
As of May 3, 2024, we had available liquidity of $761.1 million, consisting of cash and cash equivalents of $188.8 million, of which $104.6 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $572.3 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.

Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The following is a summary of our indebtedness:

(Dollars in millions)	May 3, 2024	May 5, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$25.0	$50.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.4	2.9	2.7
Total long-term debt	1,016.8	1,041.2	1,031.5
Less: current portion of long-term debt	13.5	—	—
Long-term debt, less current portion	$1,003.3	$1,041.2	$1,031.5
As of May 3, 2024, we had $25.0 million of outstanding borrowings under our revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, which resulted in $572.3 million of unutilized availability under our revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.36 per share for the second quarter of fiscal 2024 that was paid on April 12, 2024. This was an increase of 5.9 percent over our cash dividend of $0.34 per share for the second quarter of fiscal 2023. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2024.
Share Repurchases
During the first six months of fiscal 2024, we repurchased 112,155 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of May 3, 2024, 6,837,336 shares remained available for repurchase under our Board authorized repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2024, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes to our customer financing arrangements during the first six months of fiscal 2024.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the six month periods ended May 3, 2024 and May 5, 2023 were $1,165.7 million and $1,470.1 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of May 3, 2024, May 5, 2023 and October 31, 2023 were $1,020.9 million, $1,095.8 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to us as of May 3, 2024, May 5, 2023 and October 31, 2023 were $35.1 million, $34.7 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six month periods ended May 3, 2024 and May 5, 2023 were $303.9 million and $247.5 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of May 3, 2024, May 5, 2023, and October 31, 2023 were $190.6 million, $194.2 million, and $234.7 million, respectively.

Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of May 3, 2024, May 5, 2023, and October 31, 2023, we were contingently liable to repurchase up to a maximum amount of $30.3 million, $111.1 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 3, 2024 and May 5, 2023. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and six month periods ended May 3, 2024 and May 5, 2023:

	Three Months Ended		Six Months Ended
(Dollars in millions, except per share data)	May 3, 2024	May 5, 2023	May 3, 2024	May 5, 2023
Gross profit	$453.0	$479.7	$797.5	$875.6
Acquisition-related costs[1]	—	—	—	0.2
Adjusted gross profit	$453.0	$479.7	$797.5	$875.8

Operating earnings	$187.6	$218.8	$276.2	$355.2
Acquisition-related costs[1]	—	—	—	0.5
Productivity initiative[2]	4.4	—	8.3	—
Adjusted operating earnings	$192.0	$218.8	$284.5	$355.7

Operating earnings margin	13.9%	16.3%	11.7%	14.3%
Productivity initiative[2]	0.3%	—%	0.4%	—%
Adjusted operating earnings margin	14.2%	16.3%	12.1%	14.3%

Earnings before income taxes	$179.2	$210.8	$259.3	$342.1
Acquisition-related costs[1]	—	—	—	0.5
Productivity initiative[2]	4.4	—	8.3	—
Adjusted earnings before income taxes	$183.6	$210.8	$267.6	$342.6

Income tax provision	$34.4	$43.3	$49.6	$67.8
Acquisition-related costs[1]	—	—	—	0.1
Productivity initiative[2]	0.9	—	1.7	—
Tax impact of share-based compensation[3]	1.0	1.1	2.5	4.7
Adjusted income tax provision	$36.3	$44.4	$53.8	$72.6

Net earnings	$144.8	$167.5	$209.7	$274.3
Acquisition-related costs, net of tax[1]	—	—	—	0.4
Productivity initiative, net of tax[2]	3.5	—	6.6	—
Tax impact of stock-based compensation[3]	(1.0)	(1.1)	(2.5)	(4.7)
Adjusted net earnings	$147.3	$166.4	$213.8	$270.0

Net earnings per diluted share	$1.38	$1.59	$2.00	$2.60
Productivity initiative, net of tax[2]	0.03	—	0.06	—
Tax impact of stock-based compensation[3]	(0.01)	(0.01)	(0.02)	(0.04)
Adjusted net earnings per diluted share	$1.40	$1.58	$2.04	$2.56

Effective tax rate	19.2%	20.6%	19.1%	19.8%
Tax impact of stock-based compensation[3]	0.6%	0.5%	1.0%	1.4%
Adjusted effective tax rate	19.8%	21.1%	20.1%	21.2%
1    On January 13, 2022, we completed our acquisition of Intimidator Group. Acquisition-related costs for the six month period ended May 5, 2023 represent integration costs.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-Productivity Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three and six month periods ended May 3, 2024 primarily represent third-party consulting costs.

3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and six month periods ended May 3, 2024 and May 5, 2023.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the six month periods ended May 3, 2024 and May 5, 2023:

	Six Months Ended
(Dollars in millions)	May 3, 2024	May 5, 2023
Net cash provided by operating activities	$135.1	$61.7
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	39.5	63.0
Free cash flow	$95.6	$(1.3)
Net earnings	$209.7	$274.3
Free cash flow conversion percentage	45.6%	(0.5)%
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2024 through fiscal 2026. All items are non-trading and stated in U.S. dollars. As of May 3, 2024, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6698	$106.8	$108.9	$2.1
Buy U.S. dollar/Sell Canadian dollar	1.3418	51.8	52.7	0.9
Buy U.S. dollar/Sell Euro	1.1143	180.6	184.5	3.9
Buy U.S. dollar/Sell British pound	1.2515	58.8	58.6	(0.2)
Buy Mexican peso/Sell U.S. dollar	19.3157	64.4	69.7	5.3
Buy Japanese yen/Sell U.S. dollar	154.1643	$0.2	$0.2	$—
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of May 3, 2024 includes $524.2 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements, and $25.0 million outstanding on our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended May 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's second quarter ended May 3, 2024:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
February 3, 2024 through March 1, 2024	—	$—	—	6,949,491
March 2, 2024 through March 29, 2024	112,155	89.16	112,155	6,837,336
March 30, 2023 through May 3, 2024	1,403	86.30	—	6,837,336
Total	113,558	$89.12	112,155
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 112,155 shares under this program during the period indicated above and as a result, 1,837,336 shares remained available to repurchase under this authorized stock repurchase program as of May 3, 2024.
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
3    Includes 1,403 shares of the company’s common stock purchased in open-market transactions at an average price of $86.30 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,403 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s second quarter ended May 3, 2024, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2024, filed with the SEC on June 6, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended May 3, 2024 and May 5, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended May 3, 2024 and May 5, 2023, (iii) Condensed Consolidated Balance Sheets as of May 3, 2024, May 5, 2023, and October 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended May 3, 2024 and May 5, 2023, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended May 3, 2024 and May 5, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 6, 2024	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)