Form 10-Q
period 2024-08-02
TORO CO
filed 2024-09-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 2, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 29, 2024 was 102,614,743.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance, including our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties; the anticipated impacts of elevated field inventory levels and backlog, current global supply chain disruptions, the inflationary environment, current wars and international sanctions and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and any impairment, restructuring, or other charges in connection therewith or resulting therefrom; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Changes in our product mix or geographic mix;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net sales	$1,156.9	$1,081.8	$3,507.8	$3,570.0
Cost of sales	754.1	709.4	2,307.5	2,322.0
Gross profit	402.8	372.4	1,200.3	1,248.0
Selling, general and administrative expense	254.7	240.2	776.0	760.6
Non-cash impairment charges	—	151.3	—	151.3
Operating earnings (loss)	148.1	(19.1)	424.3	336.1
Interest expense	(14.5)	(15.0)	(47.4)	(43.8)
Other income, net	10.6	5.5	26.6	21.3
Earnings (loss) before income taxes	144.2	(28.6)	403.5	313.6
Income tax provision (benefit)	24.9	(13.6)	74.5	54.2
Net earnings (loss)	$119.3	$(15.0)	$329.0	$259.4

Basic net earnings (loss) per share of common stock	$1.15	$(0.14)	$3.16	$2.48

Diluted net earnings (loss) per share of common stock	$1.14	$(0.14)	$3.14	$2.46

Weighted-average number of shares of common stock outstanding — Basic	104.0	104.3	104.2	104.5

Weighted-average number of shares of common stock outstanding — Diluted	104.5	104.3	104.8	105.4
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net earnings (loss)	$119.3	$(15.0)	$329.0	$259.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1.6	(2.0)	6.9	17.0
Derivative instruments, net of tax of $(0.8); $(0.2); $(2.3); and $(5.8), respectively	(8.7)	0.6	(12.8)	(14.5)
Other comprehensive (loss) income, net of tax	(7.1)	(1.4)	(5.9)	2.5
Comprehensive income (loss)	$112.2	$(16.4)	$323.1	$261.9
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	August 2, 2024	August 4, 2023	October 31, 2023
ASSETS
Cash and cash equivalents	$221.1	$147.9	$193.1
Receivables, net	532.3	390.7	407.4
Inventories, net	1,082.0	1,112.7	1,087.8
Prepaid expenses and other current assets	78.5	80.5	110.5
Total current assets	1,913.9	1,731.8	1,798.8

Property, plant, and equipment, net	635.7	625.0	641.7
Goodwill	450.2	451.3	450.8
Other intangible assets, net	512.4	549.2	540.1
Right-of-use assets	113.2	116.6	125.3
Investment in finance affiliate	46.4	48.5	50.6
Deferred income taxes	38.3	41.7	14.2
Other assets	21.3	21.8	22.8
Total assets	$3,731.4	$3,585.9	$3,644.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$25.3	$—	$—
Accounts payable	437.8	407.4	430.0
Accrued liabilities	501.6	482.3	499.1
Short-term lease liabilities	19.7	17.8	19.5
Total current liabilities	984.4	907.5	948.6

Long-term debt, less current portion	966.6	1,061.3	1,031.5
Long-term lease liabilities	99.1	101.2	112.1
Deferred income taxes	0.4	0.1	0.4
Other long-term liabilities	44.5	38.7	40.8

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 103,062,017 shares as of August 2, 2024, 103,834,891 shares as of August 4, 2023, and 103,843,485 shares as of October 31, 2023	103.1	103.8	103.8
Retained earnings	1,576.2	1,403.9	1,444.1
Accumulated other comprehensive loss	(42.9)	(30.6)	(37.0)
Total stockholders’ equity	1,636.4	1,477.1	1,510.9
Total liabilities and stockholders’ equity	$3,731.4	$3,585.9	$3,644.3
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	August 2, 2024	August 4, 2023
Cash flows from operating activities:
Net earnings	$329.0	$259.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(15.8)	(14.1)
Distributions from finance affiliate, net	20.0	4.9
Depreciation of property, plant, and equipment	65.5	56.6
Amortization of other intangible assets	26.3	26.8
Stock-based compensation expense	19.5	14.4
Non-cash impairment charges	—	151.3
Other	0.1	0.7
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(123.5)	(52.8)
Inventories, net	(1.9)	(46.6)
Other assets	9.6	(74.3)
Accounts payable	5.1	(174.7)
Other liabilities	(4.1)	3.1
Net cash provided by operating activities	329.8	154.7

Cash flows from investing activities:
Purchases of property, plant, and equipment	(63.6)	(105.7)
Proceeds from insurance claim	4.3	7.1
Business combinations, net of cash acquired	—	(21.0)
Asset acquisition	(0.8)	—
Proceeds from asset disposals	0.2	0.4
Proceeds from divestitures	16.5	—
Net cash used in investing activities	(43.4)	(119.2)

Cash flows from financing activities:
Net (repayments) borrowings under the revolving credit facility[1]	(40.0)	70.0
Proceeds from exercise of stock options	8.6	19.4
Payments of withholding taxes for stock awards	(3.9)	(3.8)
Purchases of TTC common stock	(109.2)	(60.0)
Dividends paid on TTC common stock	(112.6)	(106.5)
Other	(3.4)	(1.5)
Net cash used in financing activities	(260.5)	(82.4)

Effect of exchange rates on cash and cash equivalents	2.1	6.6

Net increase (decrease) in cash and cash equivalents	28.0	(40.3)
Cash and cash equivalents as of the beginning of the fiscal period	193.1	188.2
Cash and cash equivalents as of the end of the fiscal period	$221.1	$147.9
1    Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash used in financing activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 3, 2024	$104.0	$1,583.2	$(35.8)	$1,651.4
Cash dividends paid on common stock - $0.36 per share	—	(37.5)	—	(37.5)
Issuance of 169,273 shares of common stock under stock-based compensation plans	0.2	6.5	—	6.7
Stock-based compensation expense	—	4.2	—	4.2
Purchase of 1,081,307 shares of common stock	(1.1)	(99.5)	—	(100.6)
Other comprehensive loss	—	—	(7.1)	(7.1)
Net earnings	—	119.3	—	119.3
Balance as of August 2, 2024	$103.1	$1,576.2	$(42.9)	$1,636.4

Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
Cash dividends paid on common stock - $1.08 per share	—	(112.6)	—	(112.6)
Issuance of 493,194 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares of common stock to a deferred compensation trust	0.5	8.1	—	8.6
Stock-based compensation expense	—	19.5	—	19.5
Purchase of 1,220,136 shares of common stock	(1.2)	(111.9)	—	(113.1)
Other comprehensive loss	—	—	(5.9)	(5.9)
Net earnings	—	329.0	—	329.0
Balance as of August 2, 2024	$103.1	$1,576.2	$(42.9)	$1,636.4

Balance as of May 5, 2023	$104.1	$1,485.1	$(29.2)	$1,560.0
Cash dividends paid on common stock - $0.34 per share	—	(35.4)	—	(35.4)
Issuance of 56,006 shares of common stock under stock-based compensation plans	—	1.8	—	1.8
Stock-based compensation expense	—	3.6	—	3.6
Purchase of 356,757 shares of common stock	(0.3)	(36.2)	—	(36.5)
Other comprehensive loss	—	—	(1.4)	(1.4)
Net loss	—	(15.0)	—	(15.0)
Balance as of August 4, 2023	$103.8	$1,403.9	$(30.6)	$1,477.1

Balance as of October 31, 2022	$104.0	$1,280.8	$(33.1)	$1,351.7
Cash dividends paid on common stock - $1.02 per share	—	(106.5)	—	(106.5)
Issuance of 490,469 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares of common stock to a deferred compensation trust	0.4	19.0	—	19.4
Stock-based compensation expense	—	14.4	—	14.4
Purchase of 611,113 shares of common stock	(0.6)	(63.2)	—	(63.8)
Other comprehensive income	—	—	2.5	2.5
Net earnings	—	259.4	—	259.4
Balance as of August 4, 2023	$103.8	$1,403.9	$(30.6)	$1,477.1
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 2, 2024

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the nine months ended August 2, 2024 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2024.
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
In September 2022, the FASB issued ASU No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires disclosure of the key terms of supplier finance programs, the associated obligations outstanding, and a description of where those obligations are presented in the balance sheet. Additionally, effective for the company's fiscal 2025 annual period, the new standard requires a rollforward of the associated obligations outstanding during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. The amended guidance was adopted in the first quarter of fiscal 2024 and did not have a material impact on the company's Condensed Consolidated Financial Statements. For additional information regarding the company's supplier finance program, refer to Note 14, Commitments and Contingencies.
The company believes that all other recently issued accounting pronouncements from the FASB that the company has not noted above will not have a material impact on its Condensed Consolidated Financial Statements or do not apply to its operations.

2	Acquisitions and Divestitures
Divestiture
Pope Products
On July 1, 2024, during the third quarter of fiscal 2024, the company completed the sale of its Pope Products garden watering and irrigation business based in Australia. The financial results related to the Pope Products business have historically been included in the company's Residential segment. The divestiture was immaterial in relation to the company's Consolidated Financial Condition and Results of Operations.
Business Combination
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
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the company's chief operating decision maker ("CODM") organizes segments for making operating and investment decisions and assessing performance. In the third quarter of fiscal 2024, the company modified the level at which information was being reviewed, including modification to the reporting packages and materials regularly reviewed by the CODM to evaluate the company’s operating results to assess performance and allocate resources. As a result, the company has identified nine operating segments which are aggregated into two reportable segments: Professional and Residential. There was no impact to results at the reportable segment level as the changes comprised of combining certain operating segments within the Professional reportable segment. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. The company's Other activities consist of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses.

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended August 2, 2024	Professional	Residential	Other	Total
Net sales	$880.9	$267.5	$8.5	$1,156.9
Intersegment gross sales (eliminations)	17.2	0.1	(17.3)	—
Earnings (loss) before income taxes	$165.7	$32.6	$(54.1)	$144.2

Nine Months Ended August 2, 2024	Professional	Residential	Other	Total
Net sales	$2,643.0	$843.2	$21.6	$3,507.8
Intersegment gross sales (eliminations)	39.0	0.2	(39.2)	—
Earnings (loss) before income taxes	469.2	92.2	(157.9)	403.5
Total assets	$2,714.6	$576.9	$439.9	$3,731.4

Three Months Ended August 4, 2023	Professional	Residential	Other	Total
Net sales	$896.3	$175.3	$10.2	$1,081.8
Intersegment gross sales (eliminations)	11.7	—	(11.7)	—
Earnings (loss) before income taxes[1]	$13.0	$3.8	$(45.4)	$(28.6)

Nine Months Ended August 4, 2023	Professional	Residential	Other	Total
Net sales	$2,845.7	$705.8	$18.5	$3,570.0
Intersegment gross sales (eliminations)	35.5	0.1	(35.6)	—
Earnings (loss) before income taxes[1]	384.6	64.4	(135.4)	313.6
Total assets	$2,723.1	$537.9	$324.9	$3,585.9
1 The Professional reportable segment earnings (loss) before income taxes includes $151.3 million of non-cash impairment charges recorded during the preparation of the financial statements for the third quarter of fiscal 2023 related to the Intimidator operating segment. For additional information regarding the impairment charges, refer to Note 5, Goodwill and Other Intangible Assets, Net.
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Corporate expenses	$(44.5)	$(34.0)	$(135.1)	$(110.7)
Interest expense	(14.5)	(15.0)	(47.4)	(43.8)
Earnings from the company's wholly-owned domestic distribution company and other income, net	4.9	3.6	24.6	19.1
Total operating loss	$(54.1)	$(45.4)	$(157.9)	$(135.4)

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended August 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$772.8	$265.0	$5.6	$1,043.4
Irrigation	108.1	2.5	2.9	113.5
Total net sales	$880.9	$267.5	$8.5	$1,156.9

Revenue by geographic market:
United States	$694.0	$236.2	$8.5	$938.7
International countries	186.9	31.3	—	218.2
Total net sales	$880.9	$267.5	$8.5	$1,156.9

Nine Months Ended August 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,300.3	$827.1	$16.0	$3,143.4
Irrigation	342.7	16.1	5.6	364.4
Total net sales	$2,643.0	$843.2	$21.6	$3,507.8

Revenue by geographic market:
United States	$2,054.8	$740.0	$21.6	$2,816.4
International countries	588.2	103.2	—	691.4
Total net sales	$2,643.0	$843.2	$21.6	$3,507.8

Three Months Ended August 4, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$777.2	$169.1	$5.2	$951.5
Irrigation	119.1	6.2	5.0	130.3
Total net sales	$896.3	$175.3	$10.2	$1,081.8

Revenue by geographic market:
United States	$690.8	$145.8	$10.2	$846.8
International countries	205.5	29.5	—	235.0
Total net sales	$896.3	$175.3	$10.2	$1,081.8

Nine Months Ended August 4, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,486.9	$682.8	$11.5	$3,181.2
Irrigation	358.8	23.0	7.0	388.8
Total net sales	$2,845.7	$705.8	$18.5	$3,570.0

Revenue by geographic market:
United States	$2,225.5	$569.3	$18.5	$2,813.3
International countries	620.2	136.5	—	756.7
Total net sales	$2,845.7	$705.8	$18.5	$3,570.0

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of August 2, 2024 and October 31, 2023, $26.3 million and $25.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended August 2, 2024, the company recognized $2.5 million and $9.7 million, respectively, of the October 31, 2023 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings (Loss). The company expects to recognize approximately $2.3 million of the October 31, 2023 deferred revenue amount within net sales throughout the remainder of fiscal 2024, $7.8 million in fiscal 2025, and $5.8 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2024 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2023	$440.5	$10.3	$—	$450.8
Divestitures	(0.5)	(0.5)	—	(1.0)
Translation adjustments	0.3	0.1	—	0.4
Balance as of August 2, 2024	$440.3	$9.9	$—	$450.2
Other Intangible Assets, Net
The components of other intangible assets, net as of August 2, 2024, August 4, 2023, and October 31, 2023 were as follows (dollars in millions):

August 2, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.6)	$1.6
Customer-related	15.8	327.7	(124.8)	202.9
Developed technology	7.1	102.9	(70.4)	32.5
Trade names	13.7	10.7	(6.9)	3.8
Total finite-lived	13.5	459.5	(218.7)	240.8
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$731.1	$(218.7)	$512.4

August 4, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(15.8)	$2.4
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.7	329.1	(102.0)	227.1
Developed technology	7.1	102.1	(60.8)	41.3
Trade names	13.7	10.7	(3.9)	6.8
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.2	472.7	(195.1)	277.6
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$744.3	$(195.1)	$549.2

October 31, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.0)	$2.2
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.8	327.5	(106.7)	220.8
Developed technology	7.1	102.0	(63.1)	38.9
Trade names	13.7	10.7	(4.0)	6.7
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.3	471.0	(202.4)	268.6
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$742.5	$(202.4)	$540.1
Amortization expense for finite-lived intangible assets for the three and nine months ended August 2, 2024 was $8.8 million and $26.3 million, respectively. Amortization expense for finite-lived intangibles assets for the three and nine months ended August 4, 2023 was $8.9 million and $26.8 million, respectively. As of August 2, 2024, estimated amortization expense for the remainder of fiscal 2024 and succeeding fiscal years is as follows:

(Dollars in millions)	August 2, 2024
2024 (remaining)	$8.3
2025	31.6
2026	30.4
2027	25.4
2028	22.0
2029	20.1
Thereafter	103.0
Total estimated amortization expense	$240.8
Fiscal 2023 Impairment
Intimidator
At the end of the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the company recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset was $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit was $30.5 million. The charges are included in the Non-cash impairment charges caption on the Condensed Consolidated Statements of Earnings (Loss). These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$—	$70.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.3	2.8	2.7
Total long-term debt	991.9	1,061.3	1,031.5
Less: current portion of long-term debt	25.3	—	—
Long-term debt, less current portion	$966.6	$1,061.3	$1,031.5
As of August 2, 2024, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2024 and succeeding fiscal years are as follows:

(Dollars in millions)	August 2, 2024
2024 (remaining)	$—
2025	37.0
2026	263.0
2027	270.0
2028	—
2029	100.0
Thereafter	325.0
Total principal payments required	$995.0
Covenants
The company is in compliance with all covenants under the company’s outstanding indebtedness as of August 2, 2024.

7	Inventories, Net
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
Inventories, net were as follows:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
Raw materials and work in process	$395.2	$435.1	$400.3
Finished goods and service parts	843.5	847.5	844.2
Total FIFO and average cost value	1,238.7	1,282.6	1,244.5
Less: adjustment to LIFO value	156.7	169.9	156.7
Total inventories, net	$1,082.0	$1,112.7	$1,087.8

8	Property, Plant, and Equipment, Net
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Condensed Consolidated Statements of Earnings (Loss) depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects.
Property, plant, and equipment, net was as follows:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
Land and land improvements	$70.2	$63.0	$69.0
Buildings and leasehold improvements	360.0	331.1	355.8
Machinery and equipment	642.2	585.4	624.6
Tooling	261.4	235.4	260.4
Computer hardware and software	99.8	108.2	98.0
Construction in process	165.2	204.3	133.2
Property, plant, and equipment, gross	1,598.8	1,527.4	1,541.0
Less: accumulated depreciation	963.1	902.4	899.3
Property, plant, and equipment, net	$635.7	$625.0	$641.7

9	Product Warranty Guarantees
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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Beginning balance	$151.4	$153.9	$143.9	$134.5
Changes in accrual related to warranties issued during the period	20.0	20.5	60.4	69.9
Payments made during the period	(23.9)	(24.1)	(64.0)	(60.8)
Changes in accrual related to pre-existing warranties	0.2	1.0	7.4	7.7
Ending balance	$147.7	$151.3	$147.7	$151.3

10	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of August 2, 2024, August 4, 2023 and October 31, 2023 was $46.4 million, $48.5 million, and $50.6 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Stock option awards	$3.2	$2.0	$11.3	$6.3
Performance share awards	(1.0)	(0.2)	1.6	1.9
Restricted stock unit awards	2.0	1.9	6.0	5.1
Unrestricted common stock awards	—	—	0.6	1.1
Total compensation cost for stock-based compensation awards	$4.2	$3.7	$19.5	$14.4
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first nine months of the following fiscal periods:

	Fiscal 2024	Fiscal 2023
Expected life of option in years	6.37	6.31
Expected stock price volatility	26.76%	25.20%
Risk-free interest rate	3.95%	3.79%
Expected dividend yield	1.15%	0.95%
Per share weighted-average fair value at date of grant	$30.39	$33.21
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2024 and 2023 was $99.60 and $112.14, respectively. No performance share awards were granted during the second or third quarters of fiscal 2024 and 2023.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2024 and 2023 was $96.73 and $103.46, respectively.
Unrestricted Common Stock Awards
During the first nine months of fiscal 2024 and 2023, 7,544 and 10,329 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings (Loss). Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second or third quarters of fiscal 2024 and 2023.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
Foreign currency translation adjustments	$34.8	$34.3	$41.7
Pension benefits	4.3	3.6	4.3
Cash flow derivative instruments	3.8	(7.3)	(9.0)
Total accumulated other comprehensive loss	$42.9	$30.6	$37.0
The components and activity of AOCL, net of tax, for the three and nine month periods ended August 2, 2024 and August 4, 2023 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 3, 2024	$36.4	$4.3	$(4.9)	$35.8
Other comprehensive (income) loss before reclassifications	(1.6)	—	7.1	5.5
Amounts reclassified from AOCL	—	—	1.6	1.6
Net current period other comprehensive (income) loss	(1.6)	—	8.7	7.1
Balance as of August 2, 2024	$34.8	$4.3	$3.8	$42.9

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive (income) loss before reclassifications	(6.9)	—	6.5	(0.4)
Amounts reclassified from AOCL	—	—	6.3	6.3
Net current period other comprehensive (income) loss	(6.9)	—	12.8	5.9
Balance as of August 2, 2024	$34.8	$4.3	$3.8	$42.9

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 5, 2023	$32.3	$3.6	$(6.7)	$29.2
Other comprehensive loss before reclassifications	2.0	—	2.5	4.5
Amounts reclassified from AOCL	—	—	(3.1)	(3.1)
Net current period other comprehensive loss (income)	2.0	—	(0.6)	1.4
Balance as of August 4, 2023	$34.3	$3.6	$(7.3)	$30.6

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
Other comprehensive (income) loss before reclassifications	(17.0)	—	27.2	10.2
Amounts reclassified from AOCL	—	—	(12.7)	(12.7)
Net current period other comprehensive (income) loss	(17.0)	—	14.5	(2.5)
Balance as of August 4, 2023	$34.3	$3.6	$(7.3)	$30.6

For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended		Nine Months Ended
(Shares in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Diluted
Weighted-average number of shares of common stock outstanding - Basic	104.0	104.3	104.2	104.5
Effect of dilutive shares	0.5	—	0.6	0.9
Weighted-average number of shares of common stock outstanding - Diluted	104.5	104.3	104.8	105.4
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,722,300 and 1,410,092 shares of common stock during the third quarter of fiscal 2024 and 2023, respectively, and to purchase 1,652,878 and 483,650 shares of common stock during the first nine months of fiscal 2024 and 2023, respectively, were excluded from the computation of diluted net earnings (loss) per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the nine months ended August 2, 2024 and August 4, 2023 were $1,882.3 million and $2,160.8 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of August 2, 2024, August 4, 2023, and October 31, 2023 were $927.8 million, $1,010.5 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to the company as of August 2, 2024, August 4, 2023, and October 31, 2023 were $28.6 million, $30.4 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine months ended August 2, 2024 and August 4, 2023 were $442.0 million and $367.6 million, respectively. As of August 2, 2024, August 4, 2023, and October 31, 2023, $228.5 million, $187.2 million and $234.7 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.

Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of August 2, 2024, August 4, 2023 and October 31, 2023, the company was contingently liable to repurchase up to a maximum amount of $30.2 million, $118.8 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 2, 2024 and August 4, 2023.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of August 2, 2024, August 4, 2023 and October 31, 2023, $315.3 million, $402.1 million, and $99.6 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The company enters into contracts that are, or contain, operating lease agreements for certain property, plant, or equipment assets utilized in the normal course of business, such as buildings for manufacturing facilities, office space, distribution centers, and warehouse facilities; land for product testing sites; machinery and equipment for research and development activities, manufacturing and assembly processes, and administrative tasks; and vehicles for sales, service, marketing, and distribution activities. Contracts that explicitly or implicitly relate to property, plant, and equipment are assessed at inception to determine if the contract is, or contains, a lease. Such contracts for operating lease agreements convey the company's right to direct the use of, and obtain substantially all of the economic benefits from, an identified asset for a defined period of time in exchange for consideration. The lease term begins and is determined upon lease commencement, which is the point in time when the company takes possession of the identified asset, and generally includes all non-cancelable periods. Lease expense for the company's operating leases is recognized on a straight-line basis over the lease term and is recorded within cost of sales or selling, general and administrative expense within the Condensed Consolidated Statements of Earnings (Loss) as dictated by the nature and use of the underlying asset. The company does not recognize right-of-use assets and lease liabilities, but does recognize expense on a straight-line basis, for short-term operating leases which have a lease term of 12 months or less and do not include an option to purchase the underlying asset.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Operating lease expense	$8.9	$6.1	$27.5	$19.0
Short-term lease expense	1.3	1.6	3.4	3.5
Variable lease expense	0.1	—	0.2	0.1
Total lease expense	$10.3	$7.7	$31.1	$22.6
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023
Right-of-use assets obtained in exchange for lease obligations	$3.5	$54.1
Operating cash flows for amounts included in the measurement of lease liabilities	$20.5	$16.5
The following table presents other lease information related to the company's operating leases:

	August 2, 2024	August 4, 2023	October 31, 2023
Weighted-average remaining lease term of operating leases in years	9.0	9.2	9.3
Weighted-average discount rate of operating leases	4.93%	4.12%	4.83%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of August 2, 2024:

(Dollars in millions)	August 2, 2024
2024 (remaining)	$5.3
2025	24.3
2026	18.3
2027	14.7
2028	12.3
Thereafter	69.6
Total future minimum operating lease payments	144.5
Less: imputed interest	25.7
Present value of operating lease liabilities	$118.8

16	Derivative Instruments and Hedging Activities
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
Changes in the fair values of the spot rate component of outstanding, highly effective cash flow hedging instruments included in the assessment of hedge effectiveness are recorded in other comprehensive income within AOCL on the Condensed Consolidated Balance Sheets and are subsequently reclassified to net earnings within the Condensed Consolidated Statements of Earnings (Loss) during the same period in which the cash flows of the underlying hedged transaction affect net earnings. Changes in the fair values of hedge components excluded from the assessment of effectiveness are recognized immediately in net earnings under the mark-to-market approach. The classification of gains or losses recognized on cash flow hedging instruments and excluded components within the Condensed Consolidated Statements of Earnings (Loss) is the same as that of the underlying exposure. Results of cash flow hedging instruments, and the related excluded components, of sales and costs associated with foreign plant operations, including purchases from suppliers, are recorded in net sales and cost of sales, respectively. The maximum amount of time the company hedges its exposure to the variability in future cash flows for forecasted trade sales and purchases is two years.
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of Earnings (Loss) line item as the underlying exposure when the forecasted transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Condensed Consolidated Statements of Earnings (Loss) line item as the underlying exposure when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Condensed Consolidated Statements of Earnings (Loss). In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Condensed Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Condensed Consolidated Statements of Earnings (Loss).
As of August 2, 2024, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $344.9 million.
Derivatives Not Designated as Cash Flow Hedging Instruments
The company also enters into foreign currency contracts that include forward currency contracts to mitigate the remeasurement of specific assets and liabilities on the Condensed Consolidated Balance Sheets. These contracts are not designated as cash flow hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions, such as cash, receivables, payables, intercompany notes, and other various contractual claims to pay or receive foreign currencies other than the functional currency, are recognized immediately in other income, net, on the Condensed Consolidated Statements of Earnings (Loss) together with the transaction gain or loss from the hedged balance sheet position.
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$1.3	$10.0	$13.7
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.8	3.8	3.1
Total derivative assets	$2.1	$13.8	$16.8

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$1.2	$0.1	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	0.1	—	—
Total derivative liabilities	$1.3	$0.1	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$3.0	$15.0	$16.8
Derivative liabilities offsetting derivative assets	0.9	1.2	—
Net amount of derivative assets	$2.1	$13.8	$16.8

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$1.5	$0.1	$—
Derivative assets offsetting derivative liabilities	0.2	—	—
Net amount of derivative liabilities	$1.3	$0.1	$—
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings (Loss) and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended August 2, 2024 and August 4, 2023:

	Three Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$1.0	$1.9	$(2.3)	$(0.9)
Cost of sales	0.6	1.2	(6.4)	1.5
Total derivatives designated as cash flow hedging instruments	$1.6	$3.1	$(8.7)	$0.6

	Nine Months Ended
	Gain Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$3.0	$9.7	$(6.5)	$(18.1)
Cost of sales	3.3	3.0	(6.3)	3.6
Total derivatives designated as cash flow hedging instruments	$6.3	$12.7	$(12.8)	$(14.5)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings (Loss) during the third quarter and first nine months of fiscal 2024 and fiscal 2023, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of August 2, 2024, the company expects to reclassify approximately $2.2 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings (Loss) for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	August 2, 2024		August 4, 2023
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings (Loss) income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,156.9	$(754.1)	$1,081.8	$(709.4)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	1.0	0.6	1.9	1.2
Gain (loss) on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1.3	$1.1	$(0.4)	$0.8

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	August 2, 2024		August 4, 2023
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings (Loss) income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,507.8	$(2,307.5)	$3,570.0	$(2,322.0)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	3.0	3.3	9.7	3.0
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.1	$2.6	$2.0	$1.8
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings (Loss) for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Loss on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other loss, net	$(4.6)	$(2.7)	$(5.8)	$(4.5)
Total loss on derivatives not designated as cash flow hedging instruments	$(4.6)	$(2.7)	$(5.8)	$(4.5)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of August 2, 2024, August 4, 2023, and October 31, 2023, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
August 2, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.1	$—	$2.1	$—
Total assets	$2.1	$—	$2.1	$—

Liabilities:
Forward currency contracts	$1.3	$—	$1.3	$—
Total liabilities	$1.3	$—	$1.3	$—

		Fair Value Measurements Using Inputs Considered as:
August 4, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$13.8	$—	$13.8	$—
Total assets	$13.8	$—	$13.8	$—

Liabilities:
Forward currency contracts	$0.1	$—	$0.1	$—
Total liabilities	$0.1	$—	$0.1	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16.8	$—	$16.8	$—
Total assets	$16.8	$—	$16.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. For additional information regarding impairment related fair value measurements, refer to Note 5, Goodwill and Other Intangible Assets, Net. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations when applicable. Alternatively, under a cost accumulation model, the company measures the fair values of net assets acquired as part of an asset acquisition before allocating the cost of the asset acquisition to the net assets acquired on the basis of their relative fair values. For additional information on the company's business combination and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Acquisitions and Divestitures.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of August 2, 2024, August 4, 2023, and October 31, 2023, the company's long-term debt included $524.2 million, $524.1 million, and $524.2 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of August 2, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $532.8 million compared to its gross carrying amount of $524.2 million. As of August 4, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $497.7 million compared to its gross carrying amount of $524.1 million. As of October 31, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $478.2 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is integrated into our enterprise strategic priorities of accelerating profitable growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address sustainability-focused matters, including environmental, social, and governance priorities, are disclosed in our most recent Sustainability Report.
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
Macroeconomic Driven Caution
As summer progressed, we saw macroeconomic factors drive more caution from homeowners and dealers than originally anticipated. These factors included general consumer uncertainty, continued high interest rates, and the current geopolitical environment. This uptick in caution resulted in trade-down activity and purchase deferrals, which led to lower-than-expected shipments of Residential and Professional segment lawn care products during July. Continued macroeconomic driven caution could cause adverse effect on our results of operations, financial position, or cash flows.

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
Fiscal 2023 Impairment
At the end of the third quarter of fiscal 2023, we recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, we recorded an impairment charge of $133.3 million related to goodwill of the Intimidator reporting unit also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset is $81.1 million and the remaining balance of goodwill for the Intimidator reporting unit is $30.5 million. These impairment charges are included in the Non-cash impairment charges caption on the Condensed Consolidated Statements of Earnings (Loss). These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
RESULTS OF OPERATIONS
Overview
Consolidated net sales for the third quarter of fiscal 2024 were $1,156.9 million, up 6.9 percent compared to $1,081.8 million in the third quarter of fiscal 2023. For the first nine months of fiscal 2024, consolidated net sales were $3,507.8 million, down 1.7 percent compared to $3,570.0 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2024 were $880.9 million, a decrease of 1.7 percent compared to $896.3 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2024, Professional segment net sales were $2,643.0 million, a decrease of 7.1 percent compared to $2,845.7 million in the prior fiscal year comparable period.
Residential segment net sales for the third quarter of fiscal 2024 were $267.5 million, an increase of 52.6 percent compared to $175.3 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2024, Residential segment net sales were $843.2 million, an increase of 19.5 percent compared to $705.8 million in the prior fiscal year comparable period.
Net earnings for the third quarter of fiscal 2024 were $119.3 million, or $1.14 per diluted share, compared to a net loss of $15.0 million, or $0.14 net loss per diluted share, for the third quarter of fiscal 2023. Net earnings for the first nine months of fiscal 2024 were $329.0 million, or $3.14 per diluted share, compared to $259.4 million, or $2.46 per diluted share, in the comparable fiscal 2023 period.
Adjusted net earnings for the third quarter of fiscal 2024 were $123.7 million, or $1.18 per diluted share, compared to $99.4 million, or $0.95 per diluted share, for the third quarter of fiscal 2023. Adjusted net earnings for the first nine months of fiscal 2024 were $337.5 million, or $3.22 per diluted share, compared to $369.4 million, or $3.50 per diluted share, in the comparable fiscal 2023 period.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the third quarter of fiscal 2024 by 5.9 percent to $0.36 per share compared to $0.34 per share paid in the third quarter of fiscal 2023. We also repurchased shares of our common stock under our Board authorized repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $221.8 million of cash to our shareholders during the first nine months of fiscal 2024.
Field inventory levels were slightly higher as of the end of the third quarter of fiscal 2024 compared to the end of the third quarter of fiscal 2023, primarily due to increased shipments of lawn care equipment to our mass channel partners and increased shipments of construction and golf and grounds products driven by improved manufacturing output, partially offset by significant reductions of dealer field inventories of lawn care equipment in both the Professional and Residential segments.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was lower as of the end of the third quarter of fiscal 2024 compared to the end of the fourth quarter of fiscal 2023 primarily due to improved manufacturing output. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for underground construction and golf and grounds products continuing to outpace production of such products.
Net Sales
Consolidated net sales for the third quarter of fiscal 2024 were $1,156.9 million, up 6.9 percent compared to $1,081.8 million in the third quarter of fiscal 2023. This increase was primarily driven by higher shipments of Residential segment products and net price realization, partially offset by lower shipments of Professional segment products. For the year-to-date period of fiscal 2024, consolidated net sales were $3,507.8 million, down 1.7 percent compared to $3,570.0 million from the same period in the prior fiscal year. This decrease was primarily driven by lower shipments of Professional segment products, partially offset by higher shipments of Residential segment products.
Net sales in international markets decreased by $16.8 million and $65.3 million for the third quarter and year-to-date periods of fiscal 2024, respectively. The decreases for the third quarter and year-to date comparisons were primarily due to lower shipments of both Residential and Professional segment products.
Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $0.5 million and $7.3 million for the third quarter and year-to-date periods of fiscal 2024, respectively.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.2)	(65.6)	(65.8)	(65.0)
Gross profit	34.8	34.4	34.2	35.0
Selling, general and administrative expense	(22.0)	(22.2)	(22.1)	(21.3)
Non-cash impairment charges	—	(14.0)	—	(4.3)
Operating earnings (loss)	12.8	(1.8)	12.1	9.4
Interest expense	(1.3)	(1.4)	(1.4)	(1.2)
Other income, net	0.9	0.6	0.8	0.6
Earnings (loss) before income taxes	12.5	(2.6)	11.5	8.8
Income tax provision	(2.2)	1.2	(2.1)	(1.5)
Net earnings (loss)	10.3%	(1.4)%	9.4%	7.3%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2024 was $402.8 million, up 8.2 percent compared to $372.4 million for the third quarter of fiscal 2023. Gross margin was 34.8 percent for the third quarter of fiscal 2024 compared to 34.4 percent for the third quarter of fiscal 2023, an increase of 40 basis points. The increase in gross margin for the third quarter comparison was primarily due to productivity improvements and net price realization, partially offset by higher material and manufacturing costs and product mix.
Gross profit for the year-to-date period of fiscal 2024 was $1,200.3 million, down 3.8 percent compared to $1,248.0 million for the same period of fiscal 2023. Gross margin was 34.2 percent for the year-to-date period of fiscal 2024 compared to 35.0 percent for the prior year comparable period, a decrease of 80 basis points. The decrease in gross margin for the year-to-date comparison was primarily due to higher material and manufacturing costs and product mix, partially offset by productivity improvements.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $14.5 million, or 6.0 percent, for the third quarter of fiscal 2024 and increased $15.4 million, or 2.0 percent, for the year-to-date period of fiscal 2024 compared to the same respective periods of fiscal 2023. As a percentage of net sales, SG&A expense decreased 20 basis points for the third quarter of fiscal 2024 and increased 80 basis points for the year-to-date period of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. The decrease in SG&A expense as a percentage of net sales for the third quarter comparison was primarily due to net sales leverage and lower marketing costs, partially offset by higher incentive expenses. The increase in SG&A expense as a percentage of net sales for the year-to-date comparison was primarily due to lower net sales volume and higher incentive expenses, partially offset by lower marketing costs.
Non-Cash Impairment Charges
We recorded non-cash impairment charges of $151.3 million within our Professional segment related to Intimidator in the third quarter and year-to-date period of fiscal 2023. No impairment charges were recognized in the third quarter or year-to-date period of fiscal 2024.

Interest Expense
Interest expense decreased $0.5 million and increased $3.6 million for the third quarter and year-to-date periods of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. The decrease in interest expense for the third quarter comparison was primarily due to lower average outstanding borrowings. The increase in interest expense for the year-to-date comparison was primarily due to higher average interest rates.
Other Income, Net
Other income, net increased $5.1 million and $5.3 million for the third quarter and year-to-date periods of fiscal 2024, respectively, compared to the same respective periods of fiscal 2023. The increase in other income, net for the third quarter comparison was primarily due to a net gain on divestiture. The increase in other income, net for the year-to-date comparison was primarily due to net gains on divestitures and higher income from our Red Iron join venture.
Income Tax Provision (Benefit)
The effective tax rate for the third quarter of fiscal 2024 was 17.3 percent compared to 47.6 percent in the third quarter of fiscal 2023, primarily due to the prior year tax impact from non-cash impairment charges and a more favorable geographic mix of earnings in the current fiscal year period. The effective tax rate for the year-to-date period of fiscal 2024 was 18.5 percent compared to 17.3 percent in the same period of fiscal 2023, primarily due to the prior year tax impact from non-cash impairment charges and lower tax benefits recorded as excess tax deductions for stock-based compensation in the current fiscal year period, partially offset by a more favorable geographic mix of earnings in the current fiscal year period. The adjusted effective tax rate for the third quarter of fiscal 2024 was 18.0 percent, compared to an adjusted effective tax rate of 19.0 percent in the third quarter of fiscal 2023, primarily driven by a more favorable geographic mix of earnings. The adjusted effective tax rate for the year-to-date period of fiscal 2024 was 19.3 percent, compared to 20.6 percent in the same period of fiscal 2023, primarily driven by a more favorable geographic mix of earnings.
Net Earnings (Loss)
Net earnings for the third quarter of fiscal 2024 were $119.3 million, or $1.14 per diluted share, compared to a net loss of $15.0 million, or $0.14 net loss per diluted share, for the third quarter of fiscal 2023. Adjusted net earnings for the third quarter of fiscal 2024 were $123.7 million, or $1.18 per diluted share, compared to $99.4 million, or $0.95 per diluted share, for the third quarter of fiscal 2023, an increase of 24.2 percent per diluted share. Net earnings for the first nine months of fiscal 2024 were $329.0 million, or $3.14 per diluted share, compared to $259.4 million, or $2.46 per diluted share, for the same period of fiscal 2023. Adjusted net earnings for the first nine months of fiscal 2024 were $337.5 million, or $3.22 per diluted share, compared to $369.4 million, or $3.50 per diluted share, for the same year-to-date period of fiscal 2023, a decrease of 8.0 percent per diluted share. The increase in net earnings per diluted share for the third quarter comparison was primarily due to the prior year non-cash impairment charges and higher Residential segment earnings in the current fiscal year period. The increase in net earnings per diluted share for the year-to-date comparison was primarily due to the prior year non-cash impairment charges and higher Residential segment earnings in the current fiscal year period, partially offset by lower Professional segment earnings in the current fiscal year period.

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

	Three Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	Dollar Value Change	Percentage Change
Professional	$880.9	$896.3	$(15.4)	(1.7)%
Residential	267.5	175.3	92.2	52.6
Other	8.5	10.2	(1.7)	(16.7)
Total net sales*	$1,156.9	$1,081.8	$75.1	6.9%

*Includes international net sales of:	$218.2	$235.0	$(16.8)	(7.1)%

	Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	Dollar Value Change	Percentage Change
Professional	$2,643.0	$2,845.7	$(202.7)	(7.1)%
Residential	843.2	705.8	137.4	19.5
Other	21.6	18.5	3.1	16.8
Total net sales*	$3,507.8	$3,570.0	$(62.2)	(1.7)%

*Includes international net sales of:	$691.4	$756.7	$(65.3)	(8.6)%
The following tables summarize segment earnings (loss) for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	Dollar Value Change	Percentage Change
Professional	$165.7	$13.0	$152.7	1,174.6%
Residential	32.6	3.8	28.8	757.9
Other	(54.1)	(45.4)	(8.7)	(19.2)
Total segment earnings (loss)	$144.2	$(28.6)	$172.8	604.2%

	Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023	Dollar Value Change	Percentage Change
Professional	$469.2	$384.6	$84.6	22.0%
Residential	92.2	64.4	27.8	43.2
Other	(157.9)	(135.4)	(22.5)	(16.6)
Total segment earnings (loss)	$403.5	$313.6	$89.9	28.7%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2024 decreased 1.7 percent compared to the third quarter of fiscal 2023. This decrease was driven primarily by lower shipments of snow and ice management products, lawn care equipment, and compact utility loaders, partially offset by higher shipments of golf and grounds products and underground construction equipment, along with net price realization. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2024 decreased 7.1 percent compared to the same period of fiscal 2023. This decrease was driven primarily by lower shipments of zero-turn mowers and snow and ice management products, partially offset by higher shipments of underground construction equipment and golf and grounds products.
Segment Earnings
Professional segment earnings for the third quarter of fiscal 2024 increased 1,174.6 percent compared to the third quarter of fiscal 2023, and Professional segment earnings margin increased to 18.8 percent from 1.5 percent for the third quarter of fiscal 2023. The increase in Professional segment earnings margin for the third quarter comparison was primarily due to the prior year non-cash impairment charges, productivity improvements, product mix, and net price realization, partially offset by higher material and manufacturing costs and lower net sales volume. Professional segment earnings for the year-to-date period of fiscal 2024 increased 22.0 percent compared to the same period of fiscal 2023, and Professional segment earnings margin increased to 17.8 percent from 13.5 percent for the year-to-date period of fiscal 2023. The increase in Professional segment earnings margin for the year-to-date comparison was primarily due to the prior year non-cash impairment charges, productivity improvements, and product mix, partially offset by higher material and manufacturing costs and lower net sales volume.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2024 increased 52.6 percent compared to the third quarter of fiscal 2023. The increase in Residential segment net sales was primarily driven by higher shipments to our mass channel. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2024 increased 19.5 percent compared to the same period of fiscal 2023. The increase in Residential segment net sales was primarily driven by higher shipments to our mass channel, partially offset by lower shipments of snow products.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2024 increased 757.9 percent compared to the third quarter of fiscal 2023, and Residential segment earnings margin increased to 12.2 percent from 2.2 percent in the third quarter of fiscal 2023. The increase in Residential segment earnings margin for the third quarter of fiscal 2024 was largely due to net sales leverage, productivity improvements, and net price realization primarily driven by lower floor plan costs, partially offset by product mix and higher material and manufacturing costs. Residential segment earnings for the year-to-date period of fiscal 2024 increased 43.2 percent compared to the same period of fiscal 2023, and Residential segment earnings margin increased to 10.9 percent from 9.1 percent in the year-to-date period of fiscal 2023. The increase in Residential segment earnings margin for the year-to-date period of fiscal 2024 was largely driven by net sales leverage and productivity improvements, partially offset by product mix and higher material and manufacturing costs.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the third quarter of fiscal 2024 decreased by $1.7 million compared to the same period in fiscal 2023. Net sales for our Other activities in the year-to-date period of fiscal 2024 increased by $3.1 million compared to the same period in fiscal 2023.
Other Operating Loss
The operating loss for our Other activities for the third quarter of fiscal 2024 increased $8.7 million compared to the third quarter of fiscal 2023. The operating loss for our Other activities for the year-to-date period of fiscal 2024 increased $22.5 million compared to the same period in fiscal 2023. The increased operating loss for the third quarter of fiscal 2024 was primarily due to higher corporate expenses. The increased operating loss for the year-to-date period of fiscal 2024 was primarily due to higher corporate expenses and higher interest expense.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the third quarter of fiscal 2024 increased $141.6 million, or 36.2 percent, compared to the end of the third quarter of fiscal 2023, primarily driven by increased shipments to our mass channel, as well as payment terms to that channel. Inventory levels were down $30.7 million, or 2.8 percent, as of the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, primarily due to a reduction in lawn care equipment finished goods balances and a reduction in work-in-process balances, partially offset by higher balances of compact utility loaders and snow and ice management products. Accounts payable increased $30.4 million, or 7.5 percent, as of the end of the third quarter of fiscal 2024 compared to the end of the third quarter of fiscal 2023, primarily due to the timing of material purchases.
Cash Flow
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2024 was $329.8 million compared to $154.7 million for the first nine months of fiscal 2023. This increase was mainly due to net favorable fluctuations in working capital during the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2024 was $43.4 million compared to $119.2 million for the first nine months of fiscal 2023. This decrease was primarily driven by lower purchases of property, plant, and equipment, lower cash outflows for acquisitions, and higher cash inflows from divestitures in each case during the current fiscal year period compared to the prior fiscal year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the first nine months of fiscal 2024 was $260.5 million compared to $82.4 million for the first nine months of fiscal 2023. This increase was mainly due to changes in activity under the revolving credit facility and higher stock repurchases in each case during the current fiscal year period compared to the prior fiscal year period.
Liquidity and Capital Resources
As of August 2, 2024, we had available liquidity of $818.4 million, consisting of cash and cash equivalents of $221.1 million, of which $127.8 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $597.3 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. The following is a summary of our indebtedness:

(Dollars in millions)	August 2, 2024	August 4, 2023	October 31, 2023
$600 million revolving credit facility, due October 2026	$—	$70.0	$40.0
$270 million term loan, due October 2026	270.0	270.0	270.0
$200 million term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.1	124.2
Less: unamortized debt issuance costs	2.3	2.8	2.7
Total long-term debt	991.9	1,061.3	1,031.5
Less: current portion of long-term debt	25.3	—	—
Long-term debt, less current portion	$966.6	$1,061.3	$1,031.5
As of August 2, 2024, we had no outstanding borrowings under our revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, which resulted in $597.3 million of unutilized availability under our revolving credit facility.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.

Cash Dividends
Our Board of Directors approved a cash dividend of $0.36 per share for the third quarter of fiscal 2024 that was paid on July 11, 2024. This was an increase of 5.9 percent over our cash dividend of $0.34 per share for the third quarter of fiscal 2023. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2024.
Share Repurchases
During the first nine months of fiscal 2024, we repurchased 1,178,074 shares of our common stock in the open market under our Board authorized repurchase program, thereby reducing our total shares outstanding. As of August 2, 2024, 5,771,417 shares remained available for repurchase under our Board authorized repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2024, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. There have been no material changes to our customer financing arrangements during the first nine months of fiscal 2024.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the nine month periods ended August 2, 2024 and August 4, 2023 were $1,882.3 million and $2,160.8 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of August 2, 2024, August 4, 2023 and October 31, 2023 were $927.8 million, $1,010.5 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to us as of August 2, 2024, August 4, 2023 and October 31, 2023 were $28.6 million, $30.4 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine month periods ended August 2, 2024 and August 4, 2023 were $442.0 million and $367.6 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of August 2, 2024, August 4, 2023, and October 31, 2023 were $228.5 million, $187.2 million, and $234.7 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of August 2, 2024, August 4, 2023, and October 31, 2023, we were contingently liable to repurchase up to a maximum amount of $30.2 million, $118.8 million, and $32.2 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 2, 2024 and August 4, 2023. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and nine month periods ended August 2, 2024 and August 4, 2023:

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Gross profit	$402.8	$372.4	$1,200.3	$1,248.0
Acquisition-related costs[1]	—	—	—	0.2
Productivity initiative[2]	6.9	—	6.9	—
Adjusted gross profit	$409.7	$372.4	$1,207.2	$1,248.2

Gross margin	34.8%	34.4%	34.2%	35.0%
Productivity initiative[2]	0.6%	—%	0.2%	—%
Adjusted gross margin	35.4%	34.4%	34.4%	35.0%

Operating earnings (loss)	$148.1	$(19.1)	$424.3	$336.1
Acquisition-related costs[1]	—	—	—	0.5
Productivity initiative[2]	10.9	—	19.2	—
Non-cash impairment charges[3]	—	151.3	—	151.3
Adjusted operating earnings	$159.0	$132.2	$443.5	$487.9

Operating earnings (loss) margin	12.8%	(1.8)%	12.1%	9.4%
Productivity initiative[2]	0.9%	—%	0.5%	—%
Non-cash impairment charges[3]	—%	14.0%	—%	4.3%
Adjusted operating earnings margin	13.7%	12.2%	12.6%	13.7%

Earnings (loss) before income taxes	$144.2	$(28.6)	$403.5	$313.6
Acquisition-related costs[1]	—	—	—	0.5
Productivity initiative[2]	6.6	—	14.9	—
Non-cash impairment charges[3]	—	151.3	—	151.3
Adjusted earnings before income taxes	$150.8	$122.7	$418.4	$465.4

Income tax provision (benefit)	$24.9	$(13.6)	$74.5	$54.2
Acquisition-related costs[1]	—	—	—	0.1
Productivity initiative[2]	1.2	—	2.9	—
Non-cash impairment charges[3]	—	36.7	—	36.7
Tax impact of share-based compensation[4]	1.0	0.2	3.5	5.0
Adjusted income tax provision	$27.1	$23.3	$80.9	$96.0

Net earnings (loss)	$119.3	$(15.0)	$329.0	$259.4
Acquisition-related costs, net of tax[1]	—	—	—	0.4
Productivity initiative, net of tax[2]	5.4	—	12.0	—
Non-cash impairment charges, net of tax[3]	—	114.6	—	114.6
Tax impact of stock-based compensation[4]	(1.0)	(0.2)	(3.5)	(5.0)
Adjusted net earnings	$123.7	$99.4	$337.5	$369.4

Net earnings (loss) per diluted share	$1.14	$(0.14)	$3.14	$2.46
Productivity initiative, net of tax[2]	0.05	—	0.11	—
Non-cash impairment charges, net of tax[3]	—	1.09	—	1.09
Tax impact of stock-based compensation[4]	(0.01)	—	(0.03)	(0.05)
Adjusted net earnings per diluted share	$1.18	$0.95	$3.22	$3.50

Effective tax rate	17.3%	47.6%	18.5%	17.3%
Non-cash impairment charges[3]	—%	(27.5)%	—%	1.7%
Tax impact of stock-based compensation[4]	0.7%	(1.1)%	0.8%	1.6%
Adjusted effective tax rate	18.0%	19.0%	19.3%	20.6%

1    On January 13, 2022, we completed our acquisition of Intimidator Group. Acquisition-related costs for the nine month period ended August 4, 2023 represent integration costs.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-Productivity Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three and nine month periods ended August 2, 2024 primarily represent third-party consulting costs, product-line exit costs, asset write-offs, and compensation for fully-dedicated AMP personnel, partially offset by a gain on divestiture.
3    At the end of the third quarter of fiscal 2023, the company recorded non-cash impairment charges within our Professional reportable segment related to the Intimidator operating segment, as discussed in more detail under the heading "Company Overview-Fiscal 2023 Impairment" in this section.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended August 2, 2024 and August 4, 2023.

Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the nine month periods ended August 2, 2024 and August 4, 2023:

	Nine Months Ended
(Dollars in millions)	August 2, 2024	August 4, 2023
Net cash provided by operating activities	$329.8	$154.7
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	59.3	98.6
Free cash flow	$270.5	$56.1
Net earnings	$329.0	$259.4
Free cash flow conversion percentage	82.2%	21.6%
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
To reduce our exposure to foreign currency exchange rate risk, we enter into various derivative instruments to hedge against such risk, authorized under a company policy that places controls on these hedging activities, with counterparties that are highly rated financial institutions. Decisions on whether to use such derivative instruments are primarily based on the amount of exposure to the currency involved and an assessment of the near-term market value for each currency. Our worldwide foreign currency exchange rate exposures are reviewed monthly. The gains and losses on our derivative instruments offset the changes in values of the related underlying exposures. Therefore, changes in the values of our derivative instruments are highly correlated with changes in the market values of underlying hedged items both at inception and over the life of the derivative instrument. For additional information regarding our derivative instruments, refer to Note 16, Derivative Instruments and Hedging Activities, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2024 through fiscal 2026. All items are non-trading and stated in U.S. dollars. As of August 2, 2024, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6632	$92.4	$93.4	$1.0
Buy U.S. dollar/Sell Canadian dollar	1.3485	49.8	50.6	0.8
Buy U.S. dollar/Sell Euro	1.1074	177.1	178.4	1.3
Buy U.S. dollar/Sell British pound	1.2586	57.1	55.9	(1.2)
Buy Mexican peso/Sell U.S. dollar	19.2474	$66.9	$65.8	$(1.1)
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of August 2, 2024 includes $524.2 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $470.0 million of gross variable rate debt under our term loan credit agreements. We had no outstanding borrowings under our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended August 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation in the ordinary course of business, including claims for punitive, as well as compensatory, damages arising out of the use of our products; litigation and administrative and judicial proceedings with respect to claims involving asbestos and the discharge of hazardous substances into the environment; and commercial disputes, employment and employment-related disputes, and patent litigation cases. For a description of our material legal proceedings, refer to Note 14, Commitments and Contingencies, in our Notes to Condensed Consolidated Financial Statements under the heading "Litigation" included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this Part II, Item 1 by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's third quarter ended August 2, 2024:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
May 4, 2024 through May 31, 2024	112,812	$88.64	112,812	6,724,524
June 1, 2024 through June 28, 2024	380,234	94.18	380,234	6,344,290
June 29, 2024 through August 2, 2024	574,190	92.02	572,873	5,771,417
Total	1,067,236	$92.43	1,065,919
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of 5,000,000 shares of the company’s common stock in open-market or privately negotiated transactions. This authorized stock repurchase program has no expiration date but may be terminated by the company’s Board of Directors at any time. The company repurchased 1,065,919 shares under this program during the period indicated above and as a result, 771,417 shares remained available to repurchase under this authorized stock repurchase program as of August 2, 2024.
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
3    Includes 1,317 shares of the company’s common stock purchased in open-market transactions at an average price of $91.33 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,317 shares were not repurchased under the company’s authorized stock repurchase programs described in notes 1 and 2 above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s third quarter ended August 2, 2024, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2024, filed with the SEC on September 5, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings (Loss) for the three and nine month periods ended August 2, 2024 and August 4, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended August 2, 2024 and August 4, 2023, (iii) Condensed Consolidated Balance Sheets as of August 2, 2024, August 4, 2023, and October 31, 2023, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended August 2, 2024 and August 4, 2023, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended August 2, 2024 and August 4, 2023, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 5, 2024	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)