Form 10-K
period 2024-10-31
TORO CO
filed 2024-12-18
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 3, 2024, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $9.2 billion.

The number of shares of the registrant's common stock outstanding as of December 11, 2024 was 101,184,218.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Shareholders expected to be held March 18, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

GENERAL
Unless the context requires otherwise, references to “TTC,” the “company,” “we,” “us,” and “our,” refer to The Toro Company and its consolidated subsidiaries. References to fiscal years, such as "fiscal 2024," are to the fiscal year ending on October 31 of the specified year.
We use “Toro” and many other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our registered or common law trade names, trademarks or service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity unless otherwise stated.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements regarding future events and our future results within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "goal," "encourage," "anticipate," "continue," "plan," "objective," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "pursue," "potential," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to:
•our anticipated operating results, liquidity requirements, and financial condition;
•the anticipated impacts of current global supply chain disruptions, the inflationary environment, the imposition, or threat of imposition, of additional tariffs, based on the recent U.S. presidential election, the war between Ukraine and Russia, the war between Israel and Hamas, and the related sanctions and geopolitical tensions, tight labor markets, and other macroeconomic factors;
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

PART I
ITEM 1. BUSINESS
Introduction
We design, manufacture, market and sell professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our products are marketed and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, and home centers, as well as online and direct to end-users under the primary trademarks of Toro®, Ditch Witch®, eXmark®, Spartan®, BOSS®, Ventrac®, American Augers®, Trencor®, Subsite®, HammerHead®, Radius®, Perrot®, Hayter®, Unique Lighting Systems®, Irritrol®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
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
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2024: Professional, 77.6 percent; Residential, 21.8 percent; and Other, 0.6 percent.
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
Golf Market
We are the only company to offer both equipment and irrigation products for the golf market, and are a market leader in both. We design, manufacture, market, and sell equipment products under the Toro and Ventrac brands that are intended to provide innovative solutions for golf course turf maintenance. Equipment products for the golf market include large reel and rotary riding mowers for fairway, rough, and trim cutting; riding and walking mowers for greens and specialty areas; greens rollers; all-wheel drive articulating tractors; turf sprayer equipment; utility vehicles; aeration equipment; bunker maintenance equipment, and other specialty turf equipment. We also market and sell irrigation products for the golf market under the Toro brand that are designed to provide innovative water application solutions for golf course turf maintenance. These irrigation products predominantly consist of sprinkler heads, controllers, turf sensors, valves and operating software. These equipment and irrigation products are primarily sold to distributors and dealers, who then sell to owners, managers and/or superintendents of golf courses.
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
Underground Construction Market
We design, manufacture, market, and sell a range of professional grade products to serve the underground construction market under the Ditch Witch, American Augers, Trencor, HammerHead, Subsite, and Radius brands, including horizontal directional drills, walk and ride trenchers, vacuum excavators, horizontal directional drilling guidance and support equipment, utility locators, utility inspection systems, pipe rehabilitation and replacement solutions, as well as after-market tools, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels. Such products are utilized by specialty contractors worldwide to install water, gas, electric, telecommunication, fiber optic, broadband, and other utility distribution systems.
Rental and Specialty Construction Market
We design, manufacture, market, and sell Toro and Ditch Witch-branded equipment products that are intended to provide innovative solutions to serve the rental and specialty construction market. These products primarily consist of stand-on skid steers, walk-behind trenchers, stump grinders, and turf renovation products. We also have a line of Toro-branded rental products that feature material handlers and other concrete construction equipment. Our rental and specialty construction equipment products are mainly sold to rental companies and large retailers who subsequently rent the products to end-users, as well as to dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
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
Residential Segment
We market and sell our Residential segment products to homeowners through a variety of distribution channels, including outdoor power equipment distributors and dealers, mass retailers, hardware retailers, and home centers, as well as online and direct to end-users. We also license our trademark on certain yard tools and garden equipment products as a means of expanding our brand presence. The following sections describe our Residential segment products.
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
Yard Tools and Garden Equipment Products
Our yard tools and garden equipment products are designed, manufactured, marketed, and sold under the Toro brand name. Our Toro-branded yard tools and garden equipment products consist of a variety of battery, electric, and/or gas-powered options and primarily consist of grass trimmers, hedge trimmers, blower-vacuums, chainsaws, edgers, cultivators, string mowers, and related parts and accessories that are designed to provide innovative yard maintenance solutions to homeowners.
International Operations
We currently manufacture our products in the U.S., Mexico, the United Kingdom, Italy, Romania, Germany, Poland, Australia, and China for sale throughout the world. We maintain sales offices in the U.S., the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and Belgium. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 20.1 percent, 20.8 percent, and 19.5 percent of total consolidated net sales for fiscal 2024, 2023, and 2022, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
Our Professional segment products and Residential segment lawn and garden products are generally manufactured throughout the year with peak production generally occurring ahead of the key selling seasons for certain of our businesses and product lines that are more subject to seasonality. However, our Residential segment snow thrower products are generally manufactured in the summer and fall months but may be extended into the winter months, depending upon weather conditions in key regions, the related demand for such products. Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity; commodity, component part, and labor availability; timing of shipments; and field inventory levels. Our production system generally utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels. We may also periodically shut down production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. Production shut downs of this nature are generally not materially disruptive to our business and are considered to be normal.
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
Product Safety and Liability
We have rigorous product safety standards and continually work to improve the safety and reliability of our products. We monitor for accidents and possible claims, and establish liability estimates based on internal evaluations of the merits of individual claims. We purchase insurance coverage for catastrophic product liability claims for incidents that exceed our self-insured retention levels.
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
Similarly, we periodically monitor various trademark registers and the market to prevent infringement of and damage to our trademarks by others. From time to time, we are involved in trademark oppositions where we are asserting our trademarks against third-parties who are attempting to establish rights in trademarks that are confusingly similar to ours. We believe these activities help minimize risk of harm to our trademarks and help maintain distinct products and services that we believe are well regarded in the marketplace. For a description of our material intellectual property legal proceedings, refer to the heading titled "Litigation" within Note 11, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
Our shipment volumes generally precede and overlap the key selling seasons of our channel partners in order to better allow our channel partners to align field inventory levels with the anticipated retail demand from end-customers. As a result, our shipment volumes have historically been the highest in our fiscal second quarter, and retail demand for our products is generally highest in our fiscal third quarter. Typically, our accounts receivable balances increase in the first half of our fiscal year as a result of higher shipment volumes and extended payment terms made available to our customers. Accounts receivable balances typically decrease in the second half of our fiscal year when payments are received. Our financing requirements are subject to variations due to seasonal changes in working capital levels, which typically increase in the first half of our fiscal year and decrease in the second half of our fiscal year. Seasonal cash requirements of our business are financed from a combination of cash flows from operations, cash on hand, and borrowings under our revolving credit facility, as applicable.
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
Professional segment products are sold to distributors and dealers primarily for resale to golf courses, sports fields, contractors, government customers, and homeowners who prefer professional solutions, and in some markets for resale to dealers. We sell some Professional segment products directly to government customers and municipalities and rental companies, as well as to end-users in certain markets. Select irrigation and lighting products are sold to professional irrigation and lighting distributors and dealers, and certain professional-grade retail irrigation products are sold to home centers. Products for the rental, specialty, and underground construction markets are sold to dealers and rental companies, as well as direct to end-users in certain markets. Landscape contractor turf products are also sold to dealers. Snow and ice management products are primarily sold to distributors and dealers for resale to contractors.
Residential segment products, such as walk power mowers, zero-turn riding mowers, and snow throwers, are generally sold to home centers, mass retailers, dealers, and hardware retailers, as well as online and direct to end-users. In certain markets, these same products are sold to distributors for resale to hardware retailers and dealers. Yard tools and garden equipment products are primarily sold to home centers, mass retailers, and hardware retailers.
We operate one wholly-owned domestic distribution company. Our primary purpose in owning a domestic distributorship is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, Ditch Witch, eXmark, Spartan, BOSS, Ventrac, American Augers, Trencor, Subsite, HammerHead, Radius, Perrot, Hayter, Unique Lighting Systems, Irritrol, and Lawn-Boy products. Across our brands, we market our Professional and Residential segment products during the appropriate seasons through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
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
Human Capital Resources and Management
Guiding Principles and our Purpose, Vision, and Mission
As part of our guiding principles, we believe our success is deeply rooted in caring relationships built on trust and integrity. We believe these relationships are the foundation of our market leadership in innovation and solutions that make outdoor environments beautiful, productive and sustainable. We are committed to fostering a meaningful and enriching culture and engaging employee experience. We believe our commitment to employee wellness and environmental stewardship create a sense of community, allowing employees to take pride in their jobs and live the TTC values.
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
Number of Employees
During fiscal 2024, we employed an average of 11,464 employees. The total number of employees as of October 31, 2024 was 11,108.
Unions and Collective Bargaining Agreements
As of October 31, 2024, approximately 10.5 percent of our employees were represented by a union under a collective bargaining agreement. Our collective bargaining agreements typically are for terms of three to five years, and from time to time, our collective bargaining agreements expire and come up for renegotiation. Our four collective bargaining agreements expire in October 2025, March 2026, May 2026, and October 2026. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements. We have not experienced any strikes or work stoppages in the past three years.
Employee Safety
The safety of our employees is paramount to us. We provide mandatory safety trainings each month in our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Supervisors also complete safety management courses. In addition to traditional training, we use safety scorecards, standardized signage, and visual management throughout our facilities. Safety best practices are also regularly reviewed by management and TTC's Board of Directors, and featured in our employee newsletters and town halls.

Employee Engagement
We provide all employees with the opportunity to share their opinions and feedback on our culture through an engagement survey. Results of the survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change and leverage the overall success of our organization.
Talent Development
We strive to prepare our teams and talent to deliver on the company's commitments to excellence by providing all employees a wide range of professional development opportunities, both formal and informal, at all stages in their careers. Our formal career development offerings include apprenticeships, job training, mentoring and coaching, leadership development, tuition reimbursement, a diverse curriculum of learning programs, leadership development experiences, vocational training and external partnerships across the globe. One of our unique leadership development programs is our Leadership in Motion program, a learning experience for nominated current and future TTC leaders to enhance leadership skills and collaborate with TTC colleagues in a cross-functional setting. The global program expands employee networks, provides visibility within the company, and builds capabilities needed for TTC’s future. In small groups, participants work on a challenge critical to the company, such as technological innovation, communications, diversifying the workforce and talent retention. Over three months, they learn as a team, use newly gained skills and ultimately present recommendations related to their challenge to our Enterprise Leadership Team. Insights, themes and recommendations from cohort teams have contributed to actions in many areas for the company.
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
Inclusion and Belonging
Our culture, rooted in excellence, integrity, and belonging, promotes a safe and welcoming environment where all employees can be their authentic self, both at work and beyond. We strive to nurture an inclusive community where everyone thrives – our colleagues, customers, partners, and communities. Our team members are encouraged to leverage their unique strengths and experiences to address challenges and drive innovation. We celebrate the diverse cultures and backgrounds of those who enrich our world daily. Together, we strive to foster a company culture and industry reputation that embodies collaboration and a genuine sense of belonging for all.
Compensation and Benefits
We conduct compensation market benchmarking on a regular basis to provide competitive pay to attract and retain superior talent. In addition to annual base salaries, our total rewards, which vary by country/region, can include annual incentive opportunities, stock-based compensation awards, a 401(k) plan with employee matching opportunities, discretionary profit-sharing contribution to employee retirement plan accounts, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance, and on-site services, such as health centers and fitness centers, among many others.
Giving and Community Involvement
At the heart of TTC is our commitment to people, and we believe that a satisfying life comes from contributing to, and engaging with, the communities where we live and work. Community support is core to our culture and our efforts reflect a dedication to action and engagement that enriches the lives, communities, industries and land that we serve. Our community efforts center on four areas: Employees, Community, Industry and "Land. Water. Thrive." Through employee volunteerism and donations, corporate giving, and in-kind product donations, we enhance and beautify outdoor spaces while also supporting the shared value of our partner communities and organization.
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

As part of our "Land. Water. Thrive." effort, we provide immersion experiences for our employees to work with smallholder farmers in developing countries to improve land productivity and agricultural water practices while also strengthening our employees’ empathy and customer-focused approach to problem solving.
Human Rights Policy
We are committed to upholding human rights in all respects of our global operations under The Toro Company Human Rights Policy. We believe that we have a responsibility to ensure that human rights are understood and observed in every location in which we operate. We strive to foster safe, inclusive and respectful workplaces wherever we do business, including prohibiting all forms of child labor and forced labor including indentured labor, bonded labor, military labor, slave labor and any form of human trafficking. We expect our business partners and suppliers to comply with local labor and employment laws wherever they operate. We encourage each other to seek guidance on our Code of Conduct or other issues without fear of retaliation of any kind. Employees may anonymously report concerns, misconduct or suspected violation of the Code through our confidential web-based reporting tool or over the telephone through our Ethics helpline.
Additional Information
Additional information is included in our Fiscal 2023 Sustainability Report, which is available on our website under the "Sustainability" section of our website located at www.thetorocompany.com. Information contained or referenced on our website, including in our Sustainability Report, is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.
Environmental Matters and Other Governmental Regulation
Our business, operations, facilities, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; recycling and waste disposal; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; product life-cycles; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and international jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the U.S. EPA implementation of Tier 4 emission requirements applicable to diesel engines, China, the European Union ("EU") and its member states, and the United Kingdom have adopted similar regulations. CARB's two phase implementation of net-zero emissions requirements for small off-road engines, like those contained in many lawn and garden equipment, will begin for all products with model year 2024 and onward. In September 2024, Australian regulators adopted the Treasury Laws Amendment (Financial Market Infrastructure and Other Measures) Bill 2024, which requires large and medium-sized companies to begin reporting on climate-related risks and opportunities, and greenhouse gas (GHG) emissions, in their annual reports for financial years commencing after January 1, 2025.
•In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 GHG emissions and other climate-related topics in annual reports and registration statements. The state of California passed two bills that will require certain companies doing businesses in the state to disclose GHG emissions and climate-related financial risk information. Senate Bill 253 (SB 253) requires that CARM develop and adopt regulations to require the annual disclosure of Scope 1, 2 and 3 GHG emissions, with certain GHG emissions data subject to third party assurance. The bill requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 for the 2025 reporting year and disclosure of Scope 3 GHG emissions beginning in 2027 for the 2026 reporting year. SB 253 would be effective for public and private companies with total annual revenues exceeding $1 billion and that do business in California. Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks. The bill requires disclosure of the climate-related financial risk disclosures beginning in 2026 for the 2025 reporting year. SB 261 is effective for public and private companies with total annual revenues exceeding $500 million. Both SB 253 and 261 have been challenged in the U.S. District Court for the Central District of California. Further, on September 27, 2024, the California Governor amended both SB 253 and SB 261 by signing into law Senate Bill 219 (SB 219). SB 219 extends the time in which CARB has to promulgate implementing regulations for SB 253 until July 1, 2025, a delay of six months, but does not otherwise change the reporting deadlines in SB 253 or SB 261. The European Union Corporate Sustainability Reporting Directive applies to both EU and non-EU in-scope entities and would require them to disclose various metrics relating to climate change, biodiversity, workforce, supply chain, and business ethics. TTC is a reporting entity under these laws and management is monitoring the development of implementing regulations.
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
•Our Professional segment net sales are dependent on several factors, including changes to the golf, grounds, irrigation, and construction markets.
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
•There are risks associated with the recent U.S. presidential election, including the imposition, or threat of imposition, of additional tariffs.
Strategic Risks
•Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships and our recent activities in this regard involve risk and may prove to be unsuccessful.
•Climate, environmental, health and safety laws and regulations as well as the impact of increased scrutiny on our environmental, social and governance (“ESG”) practices, our ability to meet our ESG company goals, and public perceptions that our products are not environmentally friendly or that our practices are not sustainable could impact our reputation.
•Stock price volatility, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry or general economic conditions, and other factors beyond our control.
•There are risks associated with our ability to achieve our financial projections or other business initiatives, including our Amplifying Maximum Productivity (“AMP”) initiative, in the time periods that we anticipate or at all.
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
Legal, Regulatory, and Compliance Risks
•Our patents, trademarks, and contractual provisions may be insufficient to protect our proprietary rights, or we may infringe the proprietary rights of others.
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
Further, our facilities and other operations and those of our channel customers and suppliers have incurred losses and experienced disruptions as a result of certain weather conditions and such losses or disruption may continue due to additional natural disasters, inclement weather, and/or climate change-related events, such as tornadoes, hurricanes, earthquakes, floods, tsunamis, typhoons, drought, fire, other extreme weather conditions, and other natural disasters and events that occur as a result of such events, such as water or other natural resource shortages, rising sea levels, power outages or shortages, or telecommunications failures. Our insurance coverage with respect to natural disasters and other disruptions is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms. The occurrence of any such events could negatively impact our business and operating results.
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
Our Professional segment includes a variety of products that are sold by distributors or dealers, or directly to government customers, rental companies, professional and other users, including homeowners, engaged in maintaining and creating properties and landscapes, such as golf courses, sports fields, residential and commercial properties and landscapes, and governmental and municipal properties. Any one or a combination of the following factors, among others, have in the past resulted and could in the future result in a decrease in spending and demand for our products, resulting in an adverse effect on our Professional segment net sales and earnings:
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
•decreased construction activities for oil, gas, telecommunication, and other utility distribution systems;
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
The elimination, reduction, or changes in the placement of shelf space assigned to our Residential segment products at mass retailers and home centers have in the past adversely affected and, in the future, could adversely affect our Residential segment net sales. Our Residential segment net sales also depend upon the buying patterns of consumers and changes to buying patterns could result in reduced sales. In addition, as consumers purchase products at home centers and mass retailers that typically offer broader and lower price points than dealers, demand for and sales of our Residential segment products purchased at mass retailers and home centers, as compared to dealers and hardware retailers, have increased, adversely affecting our margins. We believe that our diverse distribution channels and customer base should reduce the long-term impact on us if we were to lose any substantial customer, but the loss of any such customer, a significant reduction in sales to such customers, our inability to maintain adequate product placement at mass retailers and home centers or our inability to respond to future changes in buying patterns of consumers or new distribution channels could have a material adverse impact on our business and operating results. Furthermore, our quarterly or annual results have in the past and could in the future be impacted as a result of the timing of significant sales or promotional events for our Residential products.
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
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and other commodities, components, parts and accessories. Increased costs and/or inflation, increased tariff, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China, or the inability of suppliers to continue operations or otherwise remain in business, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses. Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by increasing prices on some of our products and executing on our strategic productivity initiatives, which include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, and engaging in internal cost reduction efforts, all as appropriate. However, during the past couple of years, we experienced higher material, manufacturing, and freight costs, which adversely affected our margins, and we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
We are dependent upon the efficient operation of our facilities and those of our suppliers, channel customers, mass retailers, and home centers where our products are sold.
Production downtime and/or the inability to produce products at our facilities, and those of our suppliers, or other disruptions have occurred, and could continue to occur, as a result of several factors, including supply chain challenges, labor shortages, natural disasters, inclement weather, man-made disasters or other external events, such as terrorist acts or acts of war, pandemics and/or epidemics, boycotts and sanctions, widespread criminal activities, or protests and/or social unrest, or other events, at or in proximity to any of our facilities or in our manufacturing or other operations, or those of our channel customers, mass retailers or home centers where our products are sold, or suppliers. A work slowdown, strike, or similar action could occur at any one of our facilities, or the facilities of our channel customers and suppliers, and such facilities could fail to renew or enter into new collective bargaining agreements or may have to enter into a new collective bargaining agreement at a facility not currently covered by an agreement. Furthermore, we shift production between our manufacturing facilities from time to time, and open new manufacturing and/or distribution facilities, to align production capacity with production goals. Such events and disruptions could make it difficult or impossible to manufacture or to deliver products to our customers, produce or maintain sufficient inventory of our products, receive commodities, components, parts or accessories from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. Such events also may result in shortages of commodities, components, parts, or accessories; higher fuel, transportation, and commodity costs; and delays in shipments to our channel customers.
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
Our ability to manage our inventory levels to meet our customers' demand for our products and fulfill existing and future sales order backlog is important for our business. Our production levels and inventory management goals for our products are based on estimates of demand for our products, considering production capacity, timing of shipments, existing sales order backlog, and field inventory levels. Managing inventory levels during an uncertain macroeconomic environment is particularly difficult as a result of demand volatility; changes to production operations, locations and schedule; and supply chain challenges limiting our ability to source an adequate supply of commodities, components, parts, and accessories to meet our production requirements. These factors have resulted in, and could continue to result in, manufacturing inefficiencies and related unfavorable manufacturing variances that have negatively impacted, and could continue to impact, our financial results. Our net sales, margins, net earnings, and/or working capital are negatively impacted when we underestimate or overestimate channel or retail demand for our products, we are not able to manufacture product to fulfill customer demand and existing and future sales order backlog, and/or we do not produce or maintain appropriate inventory levels. Furthermore, such impacts hinder our ability to meet customer demand, result in the loss of customers, and could cause us to incur charges associated with inventory valuation adjustments for excess and obsolete inventories.
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
We are a party to various floor plan arrangements in order to provide reliable, competitive floor plan financing to certain of our distributors and dealers primarily in the U.S. and Canada to support their businesses and improve our working capital for our other strategic purposes. As a result, we depend on such arrangements for our inventory financing programs. The availability of financing from our floor plan arrangements is affected by many factors, including, among others, the overall credit markets, the credit worthiness of our dealers and distributors, and regulations that may affect such financing providers. Any material changes in the availability or terms of credit offered to our customers by our floor plan financing providers, challenges or delays in transferring new distributors and dealers from any business we might acquire or otherwise to our available financing platforms, any termination or disruption of our floor plan arrangements, or any delay in securing replacement credit sources could adversely affect our sales and operating results.
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
Additionally, we take steps to secure our information systems and software and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks including those that may be used by our products, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data or data of our customers, suppliers or employees. Our business, reputation, operating results, and financial condition could be adversely affected if a significant cyber event or other event, disrupts or shuts down our operations; our confidential, proprietary information or data of our customers, suppliers, or employees is stolen or disclosed; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs, are required to pay fines or face other regulatory enforcement actions, or our customers lose confidence in our ability to adequately protect their information in connection with stolen or disclosed customer, employee, or other confidential or sensitive information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs. As a result of the SEC rule on cybersecurity disclosure, we are required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We will also be required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with the SEC cybersecurity rule.
Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption or failure. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect employee and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative AI platforms) will be successful or that additional systems issues will not arise in the future. For additional information regarding the company's cybersecurity risk management, strategy, and governance, refer to Item 1C. Cybersecurity.

Our international operations require significant management attention and financial resources, expose us to difficulties presented by international economic, political, legal, regulatory, accounting, and business factors, and may not be successful or produce desired levels of net sales and earnings.
International markets have been, and will continue to be, a strategic focus area for revenue growth, both organically and through acquisitions. We currently manufacture our products and maintain sales offices in the U.S. and other countries for sale throughout the world. Our net sales outside the U.S. were 20.1 percent, 20.8 percent, and 19.5 percent of our total consolidated net sales for fiscal years 2024, 2023, and 2022, respectively. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales; however, expanding our existing international operations and entering into additional international markets requires significant management attention and financial resources. Several factors, including the implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions, the impact of sovereign debt defaults by certain European countries, and current wars and related sanctions and other geopolitical tensions could adversely affect our international net sales.
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
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, in September 2023, we announced a strategic partnership with Lowe's.
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

For example, during the third quarter of fiscal 2023, we recorded non-cash impairment charges of $18.0 million related to the indefinite-lived Spartan® trade name intangible asset and $133.3 million related to Intimidator goodwill. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
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
In connection with our acquisitions and other business combinations, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.
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
For example, during the third quarter of fiscal 2023, we recorded non-cash impairment charges of $18.0 million related to the indefinite-lived Spartan trade name intangible asset and $133.3 million related to Intimidator goodwill. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets. As of October 31, 2024, we had goodwill of $450.3 million, which is maintained in various reporting units, and indefinite-lived intangible assets of $271.6 million, which together comprise 20.1 percent of our total assets as of October 31, 2024. Any future impairment charges could be significant and could adversely affect our future consolidated operating results and financial condition.
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
We are currently subject to rules limiting exhaust and other emissions and other climate-related rules and regulations in certain jurisdictions where we operate. Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gases. An example of such legislation is California's AB 1346, requires that most new sales of small off-road engines, such as those installed in certain of our products, including leaf blowers and lawnmowers, sold in the state of California on or after January 1, 2024 must be zero-emission. We may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord or could otherwise decrease demand for our products.
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
We have set certain aspirations and goals related to ESG matters, such as goals to increase battery and hybrid product sales, plans to reduce certain GHG emissions over time, and goals to increase the number of women and racial and ethnic minorities in leadership positions. We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results, including without limitation our "Amplifying Maximum Productivity" or AMP initiative, which is a multi-year productivity initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. Whether we achieve our goals and objectives of such initiatives can vary due to several factors, including the risk factors described in this Annual Report on Form 10-K. It is possible that we may be unsuccessful in the achievement of our goals, on a timely basis or at all. A delay, failure or perceived failure or delay to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition, and the public perception of our business.
We are dependent upon our ability to attract and retain key executive and employees and successfully implement key employee transitions.
Our ability to meet our strategic objectives and otherwise profitably grow our business will depend to a significant extent on the continued contributions of our leadership team and our ability to identify, attract, engage, develop, and retain other highly qualified employees worldwide. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified employees. Our executive management team and board of directors have undergone significant changes during the past three years. Losing executive officers or other key employees, failure to identify, attract, or retain qualified leaders in the future, ineffective executive officer or other employee transitions, delays or the inability to hire necessary and qualified office or production employees due to employment conditions or otherwise, or any employee work slowdowns, strikes, or similar actions could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
To protect the confidentiality, integrity, and availability of our critical systems and information, our enterprise risk management framework considers cybersecurity risk alongside other company risks, as part of our overall risk assessment process. We leverage an industry leading framework, the National Institute of Standards and Technology Cybersecurity Framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We assess our maturity against that framework in partnership with an independent firm on at least an annual basis.
We assess and manage our cybersecurity risk using various mechanisms, starting with threat intelligence, which provides us a necessary viewpoint to help us identify trends, understand how certain attacks may affect us, and prepare for evolutions in threat actor behavior that may require changes to our security posture. We monitor emerging trends and regulations related to information security, and implement appropriate changes, as needed, to our cybersecurity risk management program.
To drive readiness, we perform periodic adversarial testing of our cybersecurity posture through penetration testing, using both internal resources and external expertise, as well as table-top and “red team” exercises to understand where processes or controls may be insufficient based on adversarial techniques. We have also implemented technical security controls, maintenance of certain backup and protective systems, physical and system securities measures, and data security protocols.
We maintain established information security policies and processes; deploy regular network and endpoint software updates on all company-managed systems and workstations to detect and prevent, among others, viruses, malicious code, unauthorized access, and phishing attempts; maintain a disaster recovery plan, and perform at least two disaster recovery exercises annually to validate and optimize our recovery efforts in event of a cybersecurity incident; and regularly engage third-party cybersecurity experts to conduct vulnerability assessments and penetration testing on our information networks, systems, and applications.

Our internal audit team performs regular assessments of our program and selected components. We also leverage retrospectives from previous cybersecurity incidents to understand weaknesses and to improve our security controls. We assess our critical suppliers regularly for cybersecurity risk and prescribe remediation activities when necessary. As a part of a collaborative defense approach, we regularly participate in multiple cybersecurity forums to share threat intelligence, best practices, and points of caution.
We train our employees through annual security training, phishing simulations, and regular communications about timely cybersecurity topics and threats. We have a documented and well-tested cybersecurity incident response plan that guides us in responding, containing, and eradicating cybersecurity threats that have breached our preventative controls. Examples of relevant processes include steps for: assessing the severity of a cybersecurity threat; identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider; implementing cybersecurity countermeasures and mitigation strategies; and remediating and escalating cybersecurity incidents using cross-functional expertise. Our cybersecurity risk management program also includes risk-based processes related to overseeing and identifying cybersecurity risks associated with the use of third-party providers, including processes related to: conducting cybersecurity assessments of third-party service providers, including cybersecurity obligations in contract with third-party service providers; and receiving and responding to notification of cybersecurity incidents of third-party service providers. We regularly practice technical recovery.
Cybersecurity risks related to third-party IT providers and solutions are managed as part of our vendor security protocol that includes vendors, software, and cloud-based service providers. We partner with our vendors to minimize the customer data needed to provide services and ensure compliance with regulations. Vendors are reviewed annually to identify any changes to services, data requirements, and associated security and protections. Where applicable, vendors are contractually bound to protect customer data and support enforcement of all regulatory requirements. We proactively evaluate the cybersecurity risk of third-party IT providers and solutions by utilizing a repository of risk assessments and an external monitoring solution that includes threat intelligence to better inform us during contracting and vendor selection processes. When third-party risks are identified, we require those third-parties to agree by contract to implement appropriate security controls or refrain from doing business with them. Security issues are documented, tracked, and periodic monitoring is conducted for third-parties in order to mitigate risk.
The Company also contractually requires suppliers, vendors and other third-parties with access to its information technology systems, sensitive business data or personal information to implement and maintain appropriate security controls and contractually restricts their ability to use the Company’s data, including personal information, for purposes other than to provide services to the Company, except as required by law.
Cybersecurity Governance
Our cybersecurity program is led by the Senior Manager of our Enterprise IT Security Risk and Compliance team, who reports to the Managing Director of Enterprise IT. The Senior Manager has over 30 years of IT experience, with over 20 years specializing in cybersecurity. He has strategic and operational responsibility for all aspects of the company’s cybersecurity program, including how cyber risks are identified and assessed and how the company prepares for, detects, responds, and recovers from cyber threats. Quarterly cybersecurity program updates and as-needed reporting on cybersecurity incidents are provided to the Chief Executive Officer, Chief Financial Officer, and General Counsel.
The Audit Committee of our Board of Directors provides oversight for our cybersecurity program. The Audit Committee receives regular updates from management on the effectiveness of our cybersecurity program, reviews plans on how management will continually advance the program, and receives updates on special topics that help the committee provide effective oversight of the program.
Despite our best efforts, we cannot guarantee that our security measures will prevent all potential cybersecurity incidents or breaches. Like most companies, our systems are continually subjected to sophisticated and evolving cybersecurity threats, such as phishing, ransomware, social engineering, and advanced persistent threats. However, to date, we have not been subject to any incidents or successful cyber-attacks that materially impacted our operations or financial condition. Vulnerabilities could lead to significant additional expenses and an adverse effect on our reputation, business, results of operations, financial condition and cash flows. The Company has invested in developing and acquiring cybersecurity capabilities allowing us to monitor threats and manage incident response. We have also developed internal policies to mitigate cybersecurity incidents, including providing clear guidelines for incident classification and response. We recognize the importance of continued monitoring and improvement of our cybersecurity program, and will continue to invest in our security controls, incident response capabilities, and third-party vendor management protocols. Additional information on cybersecurity risks we face is included in Part I, Item 1A, "Risk Factors," which should be read in conjunction with the information in this section.

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
Our significant facilities are listed below by location, ownership, and function as of October 31, 2024:

Location	Reportable Segment	Facility Type/Use	Ownership
United States:
Batesville, Arkansas	Professional	Manufacturing facility, office, and warehouse	Owned/Leased
El Cajon, California	Professional	Manufacturing facility and test site	Owned/Leased
Riverside, California	Professional	Office and test site	Owned/Leased
Sanford, Florida	Professional	Manufacturing facility	Leased
Ankeny, Iowa	Professional & Residential	Distribution center	Leased
Mount Sterling, Kentucky	Professional	Manufacturing facility	Leased
Iron Mountain, Michigan	Professional	Manufacturing facility, office, test site, and warehouse	Owned/Leased
Bloomington, Minnesota	Other activities	Corporate headquarters, test site, and warehouse	Owned/Leased
Shakopee, Minnesota	Professional & Residential	Manufacturing facility	Owned
Windom, Minnesota	Professional & Residential	Manufacturing facility	Owned/Leased
Beatrice, Nebraska	Professional	Manufacturing facility, office, and test site	Owned/Leased
Orrville, Ohio	Professional	Manufacturing facility and office	Owned
West Salem, Ohio	Professional	Manufacturing facility and office	Owned
Perry, Oklahoma	Professional	Manufacturing facility, office, and test site	Owned/Leased
El Paso, Texas	Professional & Residential	Manufacturing facility and distribution center	Owned/Leased
Laredo, Texas	Professional & Residential	Distribution center	Leased
Weatherford, Texas	Professional	Manufacturing facility	Owned
Baraboo, Wisconsin	Professional & Residential	Distribution center	Leased
Lake Mills, Wisconsin	Professional	Manufacturing facility	Owned
Plymouth, Wisconsin	Professional & Residential	Distribution center	Owned
Tomah, Wisconsin	Professional	Manufacturing facility and distribution center	Owned/Leased
International Countries:
Beverley, Australia	Professional	Manufacturing facility and office	Owned
Braeside, Australia	Professional & Residential	Distribution center	Leased
Oevel, Belgium	Professional & Residential	Distribution center	Owned/Leased
Xiamen City, China	Professional & Residential	Manufacturing facility	Leased
Althengstett, Germany	Professional	Manufacturing facility and office	Owned
Fiano Romano, Italy	Professional	Manufacturing facility and office	Owned/Leased
Juarez, Mexico	Professional & Residential	Manufacturing facility	Leased
Monterrey, Mexico	Professional & Residential	Manufacturing facility	Leased
Ustron, Poland	Professional	Manufacturing facility	Owned
Ploiesti, Romania	Professional	Manufacturing facility and test site	Owned
Hertfordshire, United Kingdom	Professional & Residential	Manufacturing facility, office, and test site	Owned
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 11, 2024, as well as other positions held by the executive for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was selected as an officer of the company.

Name, Age, and Position	Business Experience During the Last Five or More Years
Richard M. Olson 60, Chairman of the Board, President and Chief Executive Officer	Chairman of the Board since November 2017 and President and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Jason P. Baab 49, Vice President, Strategy, Corporate Development, and Sustainability	Vice President, Strategy, Corporate Development, and Sustainability since July 2023. Prior to joining the company, he held several roles at Oshkosh Corporation, a global manufacturer of specialty vehicles and equipment, serving as Senior Vice President, Corporate Development, Strategy, and Venture Capital from October 2021 to June 2023 and Vice President from 2017 to September 2021.
Kevin N. Carpenter 50, Vice President, Global Operations and Integrated Supply Chain	Vice President, Global Operations and Integrated Supply Chain since December 2021. Prior to joining the company, he held several roles at Carrier Global Corporation, a global provider of healthy, safe, sustainable and intelligent building and cold chain solutions, serving as Vice President of Operations, Residential and Light Commercial Systems from June 2021 to November 2021, Vice President of Quality and Continuous Improvement from August 2020 to May 2021, Vice President of Operations, Commercial HVAC from February 2020 to July 2020, and Vice President of Advanced Manufacturing from May 2019 to January 2020.
Amy E. Dahl 50, Vice President, International	Vice President, International since June 2023. She previously served as Vice President, International, General Counsel and Corporate Secretary from March 2023 to June 2023. From August 2022 to February 2023 she served as Vice President, General Counsel and Corporate Secretary. From November 2020 through August 2022, she served as Vice President, Human Resources, General Counsel, and Corporate Secretary and from January 2020 through October 2020, she served as Vice President, Human Resources, Distributor Development, General Counsel, and Corporate Secretary. From December 2016 through December 2019, she served as Vice President, Human Resources and Distributor Development.
Angela C. Drake 52, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since March 2023. She previously served as Vice President, Finance from July 2022 to February 2023. From April 2020 to June 2022, she served as Vice President, Construction and from April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc., an underground construction company acquired by the company in April 2019.
Edric C. Funk 52, Group Vice President, Golf, Grounds, and Irrigation	Group Vice President, Golf, Grounds, and Irrigation since November 2022. He previously served as General Manager, Sitework Systems from November 2020 to November 2022, and prior to that led the company’s Center for Technology, Research and Innovation from July 2017 to October 2020.
Gregory S. Janey 46, Group Vice President, Landscapes and Contractor	Group Vice President, Landscapes and Contractor since November 2022. He previously served as Vice President, Residential and Landscape Contractor Businesses from November 2019 to November 2022. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses.
Margeaux M. King 47, Vice President, Human Resources	Vice President, Human Resources since August 2022. Prior to joining the company, she held several roles at Ecolab, a global provider in water, hygiene and infection prevention solutions and services, serving as Senior Vice President, Human Resources, Global Total Rewards & Talent from February 2022 to July 2022, and Senior Vice President, Human Resources, Global Total Rewards from September 2019 to January 2022.
Peter D. Moeller 47, Group Vice President, Underground and Specialty Construction	Group Vice President, Underground and Specialty Construction since March 2023. From November 2020 to February 2023, he served as Vice President, International. From November 2019 to October 2020, he served as Vice President, Sitework Systems.
Kurt D. Svendsen 58, Vice President, Technology	Vice President, Technology since March 2023. From November 2020 to February 2023, he served as Vice President, Strategy, Corporate and Channel Development. From June 2013 to October 2020, he served as Vice President, Information Technology.
Joanna M. Totsky 56, Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary since June 2023. Prior to joining the company, she held several roles at Cooper-Standard Holdings, a leading manufacturer of sealing, fuel and brake delivery, and fluid transfer systems, serving as Senior Vice President, Chief Legal and Transformation Officer and Secretary from November 2022 to May 2023, and Senior Vice President, Chief Legal and Compliance Officer and Secretary from July 2019 to October 2022.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC." As of October 31, 2024 and 2023, we had 175,000,000 shares of common stock, par value $1.00 per share, authorized, and 101,472,125 and 103,843,485 shares of common stock outstanding, respectively. In each quarter of fiscal 2024, our Board of Directors declared a common stock cash dividend of $0.36 per share, which was a 5.9 percent increase over our common stock cash dividend of $0.34 per share paid in each quarter of fiscal 2023. As announced on December 10, 2024, our Board of Directors increased our fiscal 2025 first quarter common stock cash dividend by 5.6 percent to $0.38 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2024 and 2023, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock, par value $1.00 per share, authorized, none of which were outstanding.
Shareholders
As of December 11, 2024, we had 2,372 shareholders of record.
Issuer Purchases of Equity Securities
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's Board authorized share repurchase program ("share repurchase program"). The share repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the share repurchase program. The following table sets forth information with respect to shares of our common stock purchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2024:

Period	Total Number of Shares (or Units) Purchased[1,2,3,4]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2,3]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2,3]
August 3, 2024 through August 30, 2024	447,818	$89.32	447,818	9,323,599
August 31, 2024 through October 4, 2024	623,330	85.02	623,330	8,700,269
October 5, 2024 through October 31, 2024	529,771	83.29	528,312	8,171,957
Total	1,600,919	$85.65	1,599,460
1    On December 4, 2018, the company’s Board of Directors authorized the repurchase of up to 5,000,000 shares under the share repurchase program. The company repurchased 771,417 shares under this tranche of the share repurchase program during the period indicated above and as a result, no shares remained available to repurchase as of October 31, 2024.
2    On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares under the share repurchase program. The company repurchased 828,043 shares under this tranche of the share repurchase program during the period indicated above and as a result, 4,171,957 shares remained available to repurchase as of October 31, 2024.
3    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares under the share repurchase program. No shares were repurchased under this tranche of the share repurchase program during the time period indicated above.
4    Includes 1,459 shares of the company's common stock purchased in open-market transactions at an average price of $82.66 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,459 shares were not repurchased under the share repurchase program.

The Toro Company Common Stock Comparative Performance Graph
The following stock performance graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, and the S&P 500 Industrial Machinery Index for the five-year period from October 31, 2019 through October 31, 2024. The total returns on TTC common stock depicted in the stock performance graph and table are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, and the S&P 500 Industrial Machinery Index

250
200
150
100
50
0
10/31/19
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
The Toro Company
S&P 500
S&P 500 Industrial Machinery Index

*$100 invested on 10/31/19 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2019	2020	2021	2022	2023	2024
The Toro Company	$100.00	$107.94	$126.82	$141.99	$110.40	$111.61
S&P 500	100.00	109.71	156.79	133.88	147.46	203.52
S&P 500 Industrial Machinery Index	$100.00	$109.69	$144.78	$125.70	$137.64	$187.53
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
Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2024 and 2023. Discussion of fiscal 2022 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2023 and 2022 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2023. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
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
COMPANY OVERVIEW
Executive Summary
Our fiscal 2024 results included the following items of significance that are provided in summary format here and described in greater detail throughout the "Results of Operations," "Business Segments," and "Financial Position" sections:
•Consolidated net sales for fiscal 2024 were $4,583.8 million, an increase of 0.7 percent compared to $4,553.2 million in fiscal 2023.
•Professional segment net sales for fiscal 2024 were $3,556.9 million, a decrease of 3.2 percent compared to $3,674.6 million in fiscal 2023.
•Residential segment net sales for fiscal 2024 were $998.3 million, an increase of 16.9 percent compared to $854.2 million in fiscal 2023.
•Gross margin was 33.8 percent in fiscal 2024, a decrease of 80 basis points compared to 34.6 percent in fiscal 2023.
•Adjusted gross margin was 33.9 percent in fiscal 2024, a decrease of 80 basis points compared to 34.7 percent in fiscal 2023.
•SG&A expense as a percentage of net sales in fiscal 2024 was 22.2 percent, an increase of 40 basis points compared to 21.8 percent in fiscal 2023.
•Net earnings for fiscal 2024 were $418.9 million, or $4.01 per diluted share, compared to $329.7 million, or $3.13 per diluted share, in fiscal 2023.
•Adjusted net earnings for fiscal 2024 were $435.2 million, or $4.17 per diluted share, compared to $443.5 million, or $4.21 per diluted share, in fiscal 2023.

•Field inventory was higher as of the end of fiscal 2024 compared to the end of fiscal 2023, primarily due to increased shipments of golf and grounds and construction products driven by improved manufacturing output and increased shipments of lawn care equipment to our mass channel partners, partially offset by lower shipments of snow and ice management products and reductions in dealer field inventories of lawn care equipment.
•Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) decreased $0.8 billion to $1.2 billion as of October 31, 2024 from $2.0 billion as of October 31, 2023, primarily driven by improved manufacturing output. Our order backlog remains significantly elevated over what the company would consider normal, due to demand for golf and grounds and underground construction products continuing to outpace production of such products.
We continued our history of paying quarterly cash dividends throughout fiscal 2024 and increased our fiscal 2024 quarterly cash dividend by 5.9 percent to $0.36 per share compared to $0.34 per share paid in fiscal 2023. We also repurchased shares of our common stock under our share repurchase program, thereby reducing our total shares outstanding. As a result of the combination of quarterly cash dividends and share repurchases, we returned $395.0 million of cash to our shareholders during fiscal 2024. As of October 31, 2024, we had a strong liquidity profile with available liquidity of $1,096.8 million, consisting of cash and cash equivalents of $199.5 million and availability under our revolving credit facility of $897.3 million.
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. We have recognized $3.8 million of cost savings as of October 31, 2024, which amounts to an estimated $14.5 million of annualized cost savings. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales in fiscal 2024 were $4,583.8 million compared to $4,553.2 million in fiscal 2023, an increase of 0.7 percent. This net sales increase was primarily driven by higher shipments of Residential segment products, partially offset by lower shipments of Professional segment products.
Net sales in international markets were $923.0 million for fiscal 2024 compared to $947.7 million in fiscal 2023, a decrease of 2.6 percent. The international net sales decrease was primarily driven by lower shipments of Residential segment products, partially offset by higher shipments of Professional segment products. Changes in foreign currency exchange rates resulted in a decrease in our net sales of $4.1 million in fiscal 2024.
The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2024	2023
Net sales	100.0%	100.0%
Cost of sales	(66.2)	(65.4)
Gross margin	33.8	34.6
SG&A expense	(22.2)	(21.8)
Non-cash impairment charges	—	(3.3)
Operating earnings	11.6	9.5
Interest expense	(1.3)	(1.3)
Other income, net	0.9	0.6
Earnings before income taxes	11.2	8.8
Provision for income taxes	(2.1)	(1.6)
Net earnings	9.1%	7.2%
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross profit for fiscal 2024 was $1,549.3 million, down 1.8 percent compared to gross profit of $1,577.6 million in fiscal 2023. Gross margin was 33.8 percent in fiscal 2024 compared to 34.6 percent in fiscal 2023, a decrease of 80 basis points. This gross margin decrease was primarily due to higher material and manufacturing costs and product mix, partially offset by productivity improvements.

Selling, General and Administrative ("SG&A") Expense
SG&A expense increased $20.4 million, or 2.0 percent, in fiscal 2024 compared to fiscal 2023. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" for a description of expenses included in SG&A expense. As a percentage of net sales, SG&A expense was 22.2 percent in fiscal 2024 compared to 21.8 percent in fiscal 2023, an increase of 40 basis points. The increase in SG&A expense as a percentage of net sales was primarily driven by higher corporate expenses, partially offset by lower marketing costs.
Non-Cash Impairment Charges
We recorded non-cash impairment charges of $151.3 million within our Professional segment in fiscal 2023. No impairment charges were recognized in fiscal 2024.
Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2024 increased $3.2 million compared to fiscal 2023. This increase was primarily driven by higher average interest rates, partially offset by lower average outstanding borrowings, in each case during fiscal 2024 compared to fiscal 2023.
Other Income, Net
Other income, net for fiscal 2024 was $41.4 million compared to $28.5 million in fiscal 2023, an increase of $12.9 million. This increase in other income, net was primarily due to net gains on divestitures in fiscal 2024 and higher income from our Red Iron joint venture in fiscal 2024 as compared to fiscal 2023.
Provision for Income Taxes
The effective tax rate for fiscal 2024 was 18.3 percent compared to 17.7 percent in fiscal 2023. The increase in the effective tax rate for fiscal 2024 was primarily due to the impact of non-cash impairment charges in the prior year and lower tax benefits recorded as excess tax deductions for stock compensation in the current year, partially offset by a more favorable geographic mix of earnings in the current year. The adjusted effective tax rate for fiscal 2024 was 18.8 percent, compared to an adjusted effective tax rate of 20.4 percent in fiscal 2023. The decrease in the adjusted effective tax rate was primarily due to a more favorable geographic mix of earnings.
Net Earnings and Net Earnings Per Diluted Share
Fiscal 2024 net earnings were $418.9 million compared to $329.7 million in fiscal 2023, an increase of 27.1 percent. Fiscal 2024 diluted net earnings per share were $4.01, an increase of 28.1 percent from $3.13 per diluted share in fiscal 2023. The increase in net earnings per diluted share for fiscal 2024 was primarily due to the non-cash impairment charges in the prior year and higher Residential segment earnings in the current year, partially offset by lower Professional segment earnings and higher corporate expenses in the current year. Adjusted net earnings for fiscal 2024 were $435.2 million, or $4.17 per diluted share, compared to $443.5 million, or $4.21 per diluted share, in fiscal 2023.
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

Professional Segment
Professional segment net sales represented 77.6 percent and 80.7 percent of consolidated net sales for fiscal 2024 and 2023, respectively. The following table presents our Professional segment's net sales, earnings, and earnings margin (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Net sales	$3,556.9	$3,674.6
Percentage change from prior year	(3.2)%	7.1%
Segment earnings	$638.9	$509.1
Segment earnings margin	18.0%	13.9%
Professional Segment Net Sales
Net sales for our Professional segment in fiscal 2024 decreased 3.2 percent compared to fiscal 2023. This decrease was primarily driven by lower shipments of lawn care equipment, snow and ice management products, and compact utility loaders, partially offset by higher shipments of golf and grounds and underground construction products.
Professional Segment Earnings
Professional segment earnings increased 25.5 percent in fiscal 2024 compared to fiscal 2023, and Professional segment earnings margin increased to 18.0 percent from 13.9 percent. The increase in Professional segment earnings margin for fiscal 2024 was primarily driven by the non-cash impairment charges in the prior year, productivity improvements, and product mix, partially offset by higher material and manufacturing costs and lower net sales volume.
Residential Segment
Residential segment net sales represented 21.8 percent and 18.8 percent of consolidated net sales for fiscal 2024 and 2023, respectively. The following table presents our Residential segment's net sales, earnings, and earnings margin (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Net sales	$998.3	$854.2
Percentage change from prior year	16.9%	(20.1)%
Segment earnings	$78.4	$68.9
Segment earnings margin	7.9%	8.1%
Residential Segment Net Sales
Net sales for our Residential segment in fiscal 2024 increased by 16.9 percent compared to fiscal 2023. This increase was primarily driven by higher shipments of lawn care products to our mass channel, partially offset by lower shipments of snow products.
Residential Segment Earnings
Residential segment earnings increased 13.8 percent in fiscal 2024 compared to fiscal 2023, and Residential segment earnings margin decreased to 7.9 percent from 8.1 percent. This Residential segment earnings margin decrease was primarily driven by product mix and higher material and manufacturing costs, partially offset by productivity improvements and net sales leverage.
Other Activities
Net sales for our Other activities consist of sales from a wholly-owned domestic distribution company less intercompany sales from our Professional and Residential business segments to the wholly-owned domestic distribution company. Net sales for our Other activities represented 0.6 percent and 0.5 percent of consolidated net sales for fiscal 2024 and 2023, respectively.

The following table presents net sales and operating loss for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Net sales	$28.6	$24.4
Percentage change from prior year	17.2%	47.9%
Operating loss	$(204.5)	$(177.5)
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in fiscal 2024 increased $4.2 million compared to fiscal 2023.
Other Operating Loss
Operating loss for our Other activities increased $27.0 million in fiscal 2024 compared to fiscal 2023. This year-over-year operating loss increase was primarily driven by higher corporate expenses and higher interest expense.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. The following table highlights several key measures of our working capital performance (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Average receivables, net	$480.0	$379.2
Average inventories, net	$1,156.8	$1,134.5
Average accounts payable	$449.0	$450.9
Average days outstanding for receivables	38.2	30.4
Average inventory turnover (times per fiscal year)	2.6	2.6
As of the end of fiscal 2024, our average net working capital was 25.9 percent compared to 23.3 percent as of the end of fiscal 2023. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period.
The following factors impacted our average net working capital during fiscal 2024 as compared to fiscal 2023:
•Average net receivables increased by 26.6 percent, primarily driven by increased mass channel and international shipments, as well as payment terms to our mass channel. Our average days outstanding for receivables increased to 38.2 days in fiscal 2024 compared to 30.4 days in fiscal 2023.
•Average net inventories increased by 2.0 percent, primarily due to higher balances of compact utility loaders and snow and ice management products.
•Average accounts payable decreased by 0.4 percent, primarily due to the timing of materials purchases.
Capital Expenditures
We make ongoing capital investments in our property, plant, and equipment and believe that in periods of normalized supply chain conditions our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations to better enable us to meet the needs of our customers. Fiscal 2024 capital expenditures of $103.5 million were $46.0 million lower than our fiscal 2023 capital expenditures of $149.5 million.

Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past two fiscal years are shown in the following table (dollars in millions):

	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2024	2023
Operating activities	$569.9	$306.8
Investing activities	(59.7)	(157.7)
Financing activities	(505.1)	(147.5)
Effect of exchange rates on cash	1.3	3.3
Net increase in cash and cash equivalents	6.4	4.9
Cash and cash equivalents as of the end of the fiscal period	$199.5	$193.1
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2024, cash provided by operating activities increased $263.1 million from fiscal 2023. This increase was mainly due to net favorable fluctuations in working capital.
Cash Flows from Investing Activities
Acquisitions and capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new, existing, and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. In fiscal 2024, cash used in investing activities decreased $98.0 million from fiscal 2023. This decrease was primarily driven by lower purchases of property, plant, and equipment, higher cash inflows from divestitures, and lower cash outflows for acquisitions, in each case during fiscal 2024 compared to fiscal 2023.
Cash Flows from Financing Activities
In fiscal 2024, cash used in financing activities increased $357.6 million from fiscal 2023. This increase was mainly due to higher repurchases of common stock, changes in activity under the revolving credit facility, and debt repayments, in each case during fiscal 2024 compared to fiscal 2023.
Liquidity and Capital Resources
As of October 31, 2024, we had available liquidity of $1,096.8 million, consisting of cash and cash equivalents of $199.5 million, of which $136.0 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $897.3 million.
We expect that $47.1 million of cash and cash equivalents held by our foreign subsidiaries will be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2024, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
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

Indebtedness
The following is a summary of our indebtedness (dollars in millions):

October 31	2024	2023
Revolving credit facility, due October 2029	$—	$40.0
Term loan, due October 2029	200.0	270.0
Term loan, due April 2027	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.2
Less: unamortized debt issuance costs	2.4	2.7
Long-term debt	$921.8	$1,031.5
Less: current portion of long-term debt	10.0	—
Long-term debt, less current portion	$911.8	$1,031.5
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2025	$10.0
2026	20.0
2027	270.0
2028	20.0
2029	280.0
Thereafter	325.0
Total principal payments	$925.0
Interest payments required on our outstanding indebtedness, assuming no prepayments of indebtedness, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Interest payments
2025	$50.6
2026	49.6
2027	43.3
2028	31.0
2029	29.1
Thereafter	95.2
Interest on variable rate debt was calculated using the interest rate as of October 31, 2024.
Our revolving credit facility has a borrowing capacity of up to $900.0 million that matures on October 2, 2029. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $75.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $450.0 million. As of October 31, 2024 we had no outstanding borrowings under the revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, resulting in $897.3 million of unutilized availability under our revolving credit facility. As of October 31, 2023 we had $40.0 million outstanding borrowings under the revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, resulting in $557.4 million of unutilized availability under our revolving credit facility. As of October 31, 2024, our debt ratings for long-term unsecured senior, non-credit enhanced debt by Standard and Poor's Ratings Group and by Moody's Investors Service were BBB and Baa1, respectively, and in both cases with a stable outlook.
The agreements governing our outstanding indebtedness are described in Note 6, Indebtedness, of the Notes to Consolidated Financial Statements. We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.

Capital Structure
The following table details the components of our capital structure and debt-to-capitalization ratio (dollars in millions, except percentage data):

October 31	2024	2023
Long-term debt	$921.8	$1,031.5
Stockholders' equity	$1,551.9	$1,510.9
Debt-to-capitalization ratio	37.3%	40.6%
Our debt-to-capitalization ratio decreased in fiscal 2024 compared to fiscal 2023 primarily due to fiscal 2024 debt repayments and our continued profitability.
Cash Dividends
In each quarter of fiscal 2024, our Board of Directors declared a common stock cash dividend of $0.36 per share, which was a 5.9 percent increase over our common stock cash dividend of $0.34 per share paid each quarter in fiscal 2023. On December 10, 2024, our Board of Directors increased our fiscal 2025 first quarter common stock cash dividend by 5.6 percent to $0.38 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Share Repurchases
Our share repurchase program provides shares for use in connection with our stock-based compensation plans, among other uses, and has no expiration. The following table provides information with respect to repurchases of our common stock during the past two fiscal years (dollars in millions, except share and per share data):

Fiscal Years Ended October 31	2024	2023
Shares of Board authorized common stock purchased	2,777,534	577,115
Cost to repurchase common stock	$245.5	$60.0
Average price paid per share	$88.39	$103.97
As of October 31, 2024, 8,171,957 shares remained available for repurchase under our share repurchase program. We currently expect to continue share repurchases in fiscal 2025, depending on our cash balance, debt repayments, common stock price and other market conditions, our anticipated working capital needs, and/or other factors.
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
Under separate agreements between the financial institutions and the dealers and distributors, the financial institutions provide loans to the dealers and distributors for the advances paid by the financial institutions to us. Under these financing arrangements, down payments are not required, and depending on the finance program for each product line, finance charges are incurred by us, shared between us and the distributor and/or the dealer, or paid by the distributor or dealer. The financial institutions retain a security interest in the distributors' and dealers' financed inventories and such inventories are monitored regularly through audits. Financing terms to the distributors and dealers require payment as the inventory, which secures the indebtedness, is sold to end-users or when payment otherwise becomes due under the agreements between the financial institutions and the distributors and dealers, whichever occurs first. Rates are generally indexed to the Secured Overnight Financing Rate ("SOFR"), or an alternative variable rate, plus a fixed percentage that differs based on whether the financing is for a distributor or dealer. Rates may also vary based on the product that is financed.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron during fiscal 2024 and 2023 was $2,613.3 million and $2,789.5 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of October 31, 2024 and 2023 was $979.6 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2024 and 2023 were $26.0 million and $34.4 million, respectively.

The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2024 and 2023 was $612.1 million and $545.4 million, respectively. As of October 31, 2024 and 2023, $272.2 million and $234.7 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
We have also entered into inventory repurchase agreements with the other third-party financial institutions under which we have agreed to repurchase certain repossessed products. As of October 31, 2024 and 2023, we were contingently liable to repurchase up to a maximum amount of $29.5 million and $32.2 million of repossessed inventory, respectively.
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
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. We may recover a portion of any required recourse payments incurred under these agreements from repossession and resale of the equipment collateralizing the receivables. Our maximum exposure for credit collection under those arrangements as of October 31, 2024 and 2023 was $2.9 million and $5.2 million, respectively.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the fiscal years ended October 31, 2024 and 2023 (dollars in millions, except per share and percentage data):

Fiscal Years Ended	October 31, 2024	October 31, 2023
Gross profit	$1,549.3	$1,577.6
Acquisition-related costs[1]	—	0.2
Restructuring charges[2]	—	1.2
Productivity initiative[3]	5.7	—
Adjusted gross profit	$1,555.0	$1,579.0

Gross margin	33.8%	34.6%
Restructuring charges[2]	—%	0.1%
Productivity initiative[3]	0.1%	—%
Adjusted gross margin	33.9%	34.7%

Operating earnings	$533.3	$430.7
Acquisition-related costs[1]	—	0.4
Restructuring charges[2]	—	5.0
Productivity initiative[3]	27.2	—
Non-cash impairment charges[4]	—	151.3
Adjusted operating earnings	$560.5	$587.4

Operating earnings margin	11.6%	9.5%
Restructuring charges[2]	—%	0.1%
Productivity initiative[3]	0.6%	—%
Non-cash impairment charges[4]	—%	3.3%
Adjusted operating earnings margin	12.2%	12.9%

Earnings before income taxes	$512.8	$400.5
Acquisition-related costs[1]	—	0.4
Restructuring charges[2]	—	5.0
Productivity initiative[3]	23.1	—
Non-cash impairment charges[4]	—	151.3
Adjusted earnings before income taxes	$535.9	$557.2

Income tax provision	$93.9	$70.8
Restructuring charges[2]	—	1.1
Productivity initiative[3]	3.3	—
Non-cash impairment charges[4]	—	36.7
Tax impact of stock-based compensation[5]	3.5	5.1
Adjusted income tax provision	$100.7	$113.7

Net earnings	$418.9	$329.7
Acquisition-related costs[1]	—	0.4
Restructuring charges[2]	—	3.9
Productivity initiative[3]	19.8	—
Non-cash impairment charges[4]	—	114.6
Tax impact of stock-based compensation[5]	(3.5)	(5.1)
Adjusted net earnings	$435.2	$443.5

Net earnings per diluted share	$4.01	$3.13
Restructuring charges[2]	—	0.04
Productivity initiative[3]	0.19	—
Non-cash impairment charges[4]	—	1.09
Tax impact of stock-based compensation[5]	(0.03)	(0.05)
Adjusted net earnings per diluted share	$4.17	$4.21

Effective tax rate	18.3%	17.7%
Productivity initiative[3]	(0.2)%	—%
Non-cash impairment charges[4]	—%	1.5%
Tax impact of stock-based compensation[5]	0.7%	1.2%
Adjusted effective tax rate	18.8%	20.4%

1    On January 13, 2022, we completed our acquisition of Intimidator. Acquisition-related costs for the fiscal year ended October 31, 2023 represent integration costs incurred in connection with the acquisition. For additional information regarding this acquisition, refer to Note 2, Acquisitions and Divestitures, of the Notes to Consolidated Financial Statements.
2    In the fourth quarter of fiscal 2023, we initiated a restructuring program which was completed in the first quarter of fiscal 2024. The restructuring charges associated with the program for the fiscal year ended October 31, 2023 represent accrued severance, termination benefits, and other exit-related expenses.
3    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the fiscal year ended October 31, 2024 primarily represent asset write-offs, third-party consulting costs, product-line exit costs, and compensation for fully-dedicated AMP personnel, partially offset by a gain on divestiture.
4    At the end of the third quarter of fiscal 2023, we recorded non-cash impairment charges within our Professional reportable segment.
5    The accounting standards codification guidance governing employee stock-based compensation requires that any excess tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2024 and 2023.
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
The following table provides a reconciliation of free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP for the fiscal years ended October 31, 2024 and October 31, 2023 (dollars in millions, except percentage data):

Fiscal Years Ended	October 31, 2024	October 31, 2023
Net cash provided by operating activities	$569.9	$306.8
Less: Purchases of property, plant and equipment, net of proceeds from insurance claim	99.2	142.4
Free cash flow	470.7	164.4
Net earnings	$418.9	$329.7
Free cash flow conversion percentage	112.4%	49.9%
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
•Financing Programs: Our financing programs consist of inventory financing arrangements with financial institutions and end-user financing. Costs incurred for inventory financing arrangements represent dealer and distributor financing costs shared by the company for a pre-established length of time based on a predefined rate from the contract between the company and the financial institution to finance dealer and distributor inventory purchases. End-user financing is offered to end-user customers under which we, at our discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of our equipment.
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

Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2024, we had recorded an accrual for sales promotion and incentive programs of $180.4 million within the Consolidated Balance Sheets. We believe that our accrual for sales promotion and incentive programs is adequate as of October 31, 2024 and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, actual results may differ from these estimates if competitive factors dictate the need to enhance or modify sales promotion and incentive programs or if customer usage, product mix, or field inventory levels vary from historical trends.
Impairment
Goodwill
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination. As of October 31, 2024, our goodwill balance was $450.3 million. Goodwill is not amortized, but is assessed for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. Based on a change made to our operating segments during the third quarter of fiscal 2024, as discussed in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we also changed our reporting units which became the same as our nine operating segments. The company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure, and no impairment was identified. Seven of our reporting units contained goodwill on their respective balance sheets as of October 31, 2024.
During the fourth quarter of fiscal 2024, consistent with prior fiscal years, we performed our annual quantitative goodwill impairment assessment, which is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the fourth quarter annual quantitative goodwill impairment analysis, we determined there was no impairment of goodwill for any of our reporting units as the fair value of each reporting unit exceeded its respective carrying value, including goodwill. Further, the fair value of each reporting unit exceeded its respective carrying value, including goodwill, in excess of 15 percent.
The fair value of each reporting unit under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital ("WACC") rate. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. The WACC rate could be increased by 140 basis points with no impairment indicated for any of our reporting units. Additionally, the terminal growth rate could be decreased by 210 basis points with no impairment indicated for any of our reporting units.
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

While our annual impairment assessment performed in the fourth quarter of fiscal 2024 supported the carrying amount of our goodwill, we may be required to re-evaluate the carrying amounts in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
Fiscal 2023 Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, we concluded that impairment indicators existed for our Intimidator goodwill. Based on the resulting impairment assessment performed, we recorded an impairment charge of $133.3 million in the third quarter of fiscal 2023. For additional information regarding the impairment charge, refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. As of October 31, 2024, our indefinite-lived intangible asset balances, which consist of certain trade names, were $271.6 million. Indefinite-lived intangible assets are not amortized, but are assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. We assess indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate.
During the fourth quarter of fiscal 2024, consistent with prior fiscal years, we performed our annual quantitative impairment assessment for indefinite-lived intangible assets by comparing the carrying amounts of each respective asset, or asset group, to its estimated fair value. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on our fourth quarter quantitative impairment analysis, we determined that our indefinite-lived intangible assets were not impaired as the estimated fair value of each of our indefinite-lived intangible assets exceeded its carrying value. Further, the fair value of each of our indefinite-lived intangible assets exceeded its carrying value in excess of 32 percent.
Fair value was determined using the relief-from-royalty method under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. These inputs and assumptions contemplate business, industry, and overall economic conditions, as well as relevant market data for royalty rates of similar intangible assets. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. The discount rate could be increased by 270 basis points with no impairment indicated for any of our indefinite-lived intangible assets. The royalty rate could be decreased by 70 basis points with no impairment indicated for any of our indefinite-lived intangible assets.
Fiscal 2023 Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, we concluded that impairment indicators existed for our indefinite-lived Spartan trade name intangible asset. Based on the resulting impairment assessment performed, we recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset in the third quarter of fiscal 2023. For additional information regarding the impairment charge, refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements.
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
While our annual impairment assessment performed in the fourth quarter of fiscal 2024 supported the carrying amount of our indefinite-lived intangible assets, we may be required to re-evaluate the carrying amounts in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
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
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $150.2 million warranty accrual as of October 31, 2024 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including projecting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
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
In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of projected sales demand and production requirements is primarily based on actual orders received, historical demand, technological and product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Although we believe our inventory valuation reserve for excess, slow-moving, and obsolete inventory is adequate at $47.8 million as of October 31, 2024, projecting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Projected sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory valuation reserve for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not modify our purchases or production schedule accordingly.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2025 through fiscal 2027. All items are non-trading and stated in U.S. dollars. As of October 31, 2024, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows (dollars in millions, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6652	$82.5	$83.4	$0.9
Buy U.S. dollar/Sell Canadian dollar	1.3485	48.9	50.0	1.1
Buy U.S. dollar/Sell Euro	1.1094	160.5	160.8	0.3
Buy U.S. dollar/Sell British pound	1.2716	62.4	61.6	(0.8)
Buy Mexican peso/Sell U.S. dollar	19.6210	69.4	64.7	(4.7)
Buy Japanese yen/Sell U.S. dollar	152.4370	$0.2	$0.2	$—
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any translation changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
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
Our indebtedness as of October 31, 2024 included $524.2 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $400.0 million of gross variable rate debt under our term loan credit agreements and revolving credit facility. As of October 31, 2024, the estimated fair value of gross long-term debt with fixed interest rates was $520.4 million compared to its carrying amount of $524.2 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of gross fixed rate debt, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to $16.3 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
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
In any given period, we strategically attempt to mitigate potential unfavorable impact as a result of changes to the cost of commodities, components, parts, and accessories that affect our product lines through our productivity initiatives; however, our productivity initiatives may not be as effective as anticipated depending on macroeconomic cost trends for commodities, components, parts, and accessories costs and/or other factors. Our productivity initiatives include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, SKU rationalization, utilizing Lean methods, engaging in internal cost reduction efforts, and utilizing tariff exclusions and duty drawback mechanisms, all as appropriate. When appropriate, we may also increase prices on some of our products to offset changes in the cost of commodities, components, parts, and accessories. To the extent that commodity and component costs increase, and we do not have firm pricing from our suppliers, or our suppliers are not able to honor such prices, and/or our productivity initiatives and/or product price increases are less effective than anticipated and/or do not fully offset cost increases, we may experience a decline in our gross margins.
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
Management, with the participation of the company's Chairman of the Board, President and Chief Executive Officer and Vice President, Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2024. The company's internal control over financial reporting as of October 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board, President and Chief Executive Officer
/s/ Angela C. Drake
Vice President, Chief Financial Officer

December 18, 2024

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued sales promotions and incentives
As discussed in Note 1 to the consolidated financial statements, at the time of sale, the Company records an estimate for sales promotion and incentive costs, a portion of which relates to rebate programs. As of October 31, 2024, the Company recorded an accrual of $180.4 million for sales promotions and incentives. The Company’s estimates for sales promotion and incentive costs are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
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
Minneapolis, Minnesota
December 18, 2024

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in millions, except per share data)

Fiscal Years Ended October 31	2024	2023	2022
Net sales	$4,583.8	$4,553.2	$4,514.7
Cost of sales	3,034.5	2,975.6	3,010.1
Gross profit	1,549.3	1,577.6	1,504.6
Selling, general and administrative expense	1,016.0	995.6	928.9
Non-cash impairment charges	—	151.3	—
Operating earnings	533.3	430.7	575.7
Interest expense	(61.9)	(58.7)	(35.7)
Other income, net	41.4	28.5	12.5
Earnings before income taxes	512.8	400.5	552.5
Provision for income taxes	93.9	70.8	109.2
Net earnings	$418.9	$329.7	$443.3

Basic net earnings per share of common stock	$4.04	$3.16	$4.23

Diluted net earnings per share of common stock	$4.01	$3.13	$4.20

Weighted-average number of shares of common stock outstanding – Basic	103.8	104.4	104.8

Weighted-average number of shares of common stock outstanding – Diluted	104.4	105.3	105.6
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Fiscal Years Ended October 31	2024	2023	2022
Net earnings	$418.9	$329.7	$443.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	7.8	9.6	(31.8)
Derivative instruments, net of tax of $(2.3), $(4.1), and $7.2, respectively	(16.8)	(12.8)	24.4
Pension benefits, net of tax of $(0.3), $(0.5), and $0.2, respectively	—	(0.7)	0.3
Other comprehensive loss, net of tax	(9.0)	(3.9)	(7.1)
Comprehensive income	$409.9	$325.8	$436.2
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in millions, except per share data)

October 31	2024	2023
ASSETS
Cash and cash equivalents	$199.5	$193.1
Receivables, net:
Customers, net of allowances (2024 - $4.3; 2023 - $3.0)	410.9	349.5
Receivables from finance affiliate	26.0	34.4
Other	22.8	23.5
Total receivables, net	459.7	407.4
Inventories, net	1,038.9	1,087.8
Prepaid expenses and other current assets	66.8	110.5
Total current assets	1,764.9	1,798.8
Property, plant and equipment, net	644.8	641.7
Goodwill	450.3	450.8
Other intangible assets, net	498.7	540.1
Right-of-use assets	114.5	125.3
Investment in finance affiliate	49.2	50.6
Deferred income taxes	45.0	14.2
Other assets	15.4	22.8
Total assets	$3,582.8	$3,644.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$10.0	$—
Accounts payable	452.7	430.0
Short-term lease liabilities	20.3	19.5
Accrued liabilities:
Warranty	150.2	143.9
Advertising and sales promotions and incentives programs	180.4	163.0
Compensation and benefit costs	58.6	98.7
Insurance	16.0	16.2
Interest	11.4	11.6
Other	76.4	65.7
Total accrued liabilities	493.0	499.1
Total current liabilities	976.0	948.6
Long-term debt	911.8	1,031.5
Long-term lease liabilities	99.1	112.1
Deferred income taxes	0.5	0.4
Other long-term liabilities	43.5	40.8

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 101,472,125 shares as of October 31, 2024 and 103,843,485 shares as of October 31, 2023	101.5	103.8
Retained earnings	1,496.4	1,444.1
Accumulated other comprehensive loss	(46.0)	(37.0)
Total stockholders' equity	1,551.9	1,510.9
Total liabilities and stockholders' equity	$3,582.8	$3,644.3
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in millions)

Fiscal Years Ended October 31	2024	2023	2022
Cash flows from operating activities:
Net earnings	$418.9	$329.7	$443.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(20.8)	(19.2)	(8.8)
Distributions from (contributions to) finance affiliate, net	22.2	7.9	(9.9)
Depreciation of property, plant, and equipment	93.7	83.5	74.9
Amortization of other intangible assets	34.5	35.7	33.9
Stock-based compensation expense	23.0	19.4	22.1
Deferred income taxes	(27.9)	(47.9)	(12.3)
Non-cash impairment charges	—	151.3	—
Other	(2.9)	(0.2)	(0.1)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(53.1)	(71.6)	(19.3)
Inventories, net	27.5	(26.7)	(285.9)
Other assets	19.9	17.8	(30.2)
Accounts payable	24.3	(149.9)	66.3
Other liabilities	10.6	(23.0)	23.2
Net cash provided by operating activities	569.9	306.8	297.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(103.5)	(149.5)	(143.5)
Proceeds from insurance claim	4.3	7.1	—
Business combinations, net of cash acquired	—	(21.0)	(402.4)
Asset acquisitions	(0.8)	—	(7.2)
Proceeds from asset disposals	0.3	0.4	0.2
Proceeds from divestitures	40.0	5.3	4.6
Net cash used in investing activities	(59.7)	(157.7)	(548.3)
Cash flows from financing activities:
Net (repayments) borrowings under the revolving credit facility	(40.0)	40.0	—
Long-term debt borrowings	—	—	300.0
Long-term debt repayments	(70.0)	—	—
Proceeds from exercise of stock options	9.1	19.7	10.3
Payments of withholding taxes for stock awards	(3.9)	(3.8)	(2.4)
Purchases of TTC common stock	(245.5)	(60.0)	(140.0)
Dividends paid on TTC common stock	(149.5)	(141.9)	(125.7)
Other	(5.3)	(1.5)	—
Net cash (used in) provided by financing activities	(505.1)	(147.5)	42.2

Effect of exchange rates on cash and cash equivalents	1.3	3.3	(8.5)

Net increase (decrease) in cash and cash equivalents	6.4	4.9	(217.4)
Cash and cash equivalents as of the beginning of the fiscal period	193.1	188.2	405.6
Cash and cash equivalents as of the end of the fiscal period	$199.5	$193.1	$188.2

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$63.0	$61.1	$30.5
Income taxes	$91.7	$165.2	$120.5
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2021	$105.2	$1,071.9	$(26.0)	$1,151.1
Cash dividends paid on common stock - $1.20 per share	—	(125.7)	—	(125.7)
Issuance of 349,219 shares of common stock under stock-based compensation plans, less contribution of 33,162 shares of common stock to a deferred compensation trust	0.4	10.0	—	10.4
Stock-based compensation expense	—	22.1	—	22.1
Purchase of 1,551,986 shares of common stock	(1.6)	(140.8)	—	(142.4)
Other comprehensive loss	—	—	(7.1)	(7.1)
Net earnings	—	443.3	—	443.3
Balance as of October 31, 2022	104.0	1,280.8	(33.1)	1,351.7
Cash dividends paid on common stock - $1.36 per share	—	(141.9)	—	(141.9)
Issuance of 499,145 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares of common stock to a deferred compensation trust	0.4	19.3	—	19.7
Stock-based compensation expense	—	19.4	—	19.4
Purchase of 611,195 shares of common stock	(0.6)	(63.2)	—	(63.8)
Other comprehensive loss	—	—	(3.9)	(3.9)
Net earnings	—	329.7	—	329.7
Balance as of October 31, 2023	103.8	1,444.1	(37.0)	1,510.9
Cash dividends paid on common stock - $1.44 per share	—	(149.5)	—	(149.5)
Issuance of 502,917 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares of common stock to a deferred compensation trust	0.5	8.6	—	9.1
Stock-based compensation expense	—	23.0	—	23.0
Purchase of 2,819,729 shares of common stock	(2.8)	(248.7)	—	(251.5)
Other comprehensive loss	—	—	(9.0)	(9.0)
Net earnings	—	418.9	—	418.9
Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
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
Refer to Note 2, Acquisitions and Divestitures, for additional information regarding the company's accounting for recent business combinations and asset acquisitions.
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2024 and 2023, cash and cash equivalents held by the company's foreign subsidiaries were $136.0 million and $91.1 million, respectively.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of accounts receivable and derivative instruments. Accounts receivable balances are generally concentrated in the Professional and Residential business segments, and more specifically in our mass channel and international customers. The credit risk associated with these concentrations is limited because of the large number of customers in the company's customer base and their geographic dispersion. The credit risk associated with the company's derivative instruments is limited as the company enters into derivative instruments with multiple counterparties that are highly rated financial institutions.

Inventories, Net
The company uses a combination of inventory valuation methods. Inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods for approximately 53.6 percent and 58.5 percent of total net inventories as of October 31, 2024 and 2023, respectively. Other inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method. During fiscal 2024 and fiscal 2023, LIFO layers were not materially reduced. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. Such inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation adjustments for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of. As of October 31, 2024 and 2023, the company's inventory valuation adjustment for excess, slow-moving, and obsolete inventory was $47.8 million and $43.9 million, respectively.
Inventories, net were as follows (dollars in millions):

October 31	2024	2023
Raw materials and work in process	$384.8	$400.3
Finished goods and service parts	827.5	844.2
Total FIFO value	1,212.3	1,244.5
Less: adjustment to LIFO value	173.4	156.7
Total inventories, net	$1,038.9	$1,087.8
Property, Plant and Equipment, Net
Property, plant and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant and equipment utilizing the straight-line half year method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2024, 2023, and 2022, the company capitalized $3.1 million, $4.2 million, and $2.5 million of interest, respectively.
Property, plant and equipment, net was as follows (dollars in millions):

October 31	2024	2023
Land and land improvements	$72.8	$69.0
Buildings and leasehold improvements	372.1	355.8
Machinery and equipment	676.9	624.6
Tooling	235.1	260.4
Computer hardware and software	103.2	98.0
Construction in process	116.9	133.2
Property, plant and equipment, gross	1,577.0	1,541.0
Less: accumulated depreciation	932.2	899.3
Property, plant and equipment, net	$644.8	$641.7
During fiscal 2024, 2023, and 2022, the company recorded depreciation expense of $93.7 million, $83.5 million, and $74.9 million, respectively.

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
Fiscal 2023 Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, the company identified deterioration in year-to-date fiscal 2023 results of Intimidator compared to previous expectations and resulting downward revisions to the company's projected future results of Intimidator made during the third quarter of fiscal 2023 as part of the company's annual long range strategic planning process, including future expected cash flows, which were significantly lower than previously expected. The underperformance was attributable to summer seasonality trends that did not materialize primarily due to reduced retail demand from homeowners who prefer professional solutions. This reduced retail demand from homeowners who prefer professional solutions was driven by persistent hot and dry weather patterns across key regions, coupled with a number of macro factors, including higher interest rates, economic uncertainty, and consumer spending preferences following the exceptional demand during the pandemic. Additionally, the company had previously replenished the Intimidator customer channel, which, combined with the reduced retail demand, caused a significant reduction in shipments and customer reorders during the third quarter of fiscal 2023, as well as a material reduction in projected future financial results for Intimidator. Based on these factors, the company concluded it was more likely than not that both the indefinite-lived Spartan trade name intangible asset and the Intimidator goodwill were impaired and thus performed quantitative impairment analyses.
The fair value of the Spartan trade name was determined using the relief-from-royalty method under the income approach which utilized various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. Fair value under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which utilized various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Inputs used to estimate these fair values included significant unobservable inputs that reflect the company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy.
As a result of these analyses, at the end of the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Further, during the same period, the company recorded an impairment charge of $133.3 million related to Intimidator goodwill also reported under the Professional segment. Subsequent to these impairment charges, the remaining balance of the indefinite-lived Spartan trade name intangible asset is $81.1 million and the remaining balance of Intimidator goodwill is $30.5 million. These impairment charges are included in the Non-cash impairment charges caption on the Consolidated Statements of Earnings. These impairment charges resulted in a $36.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in goodwill and other intangible assets.
Current Year Impairment Tests
Based on a change made to our operating segments during the third quarter of fiscal 2024, as discussed in Note 3, Segment Data, the company also changed its reporting units which became the same as the company's nine operating segments. The company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure, and no impairment was identified. Seven reporting units contained goodwill on their respective balance sheets as of October 31, 2024.
During the fourth quarter of fiscal 2024, the company performed its annual goodwill impairment test. The company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds the its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative annual goodwill impairment analysis performed in the fourth quarter of fiscal 2024, the company determined there was no impairment of goodwill for any of its reporting units.
During the fourth quarter of fiscal 2024, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on the relief from royalty method under the income approach and utilizes various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. If the fair value of the indefinite-lived intangible asset, or asset group, is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on this quantitative impairment analysis performed in the fourth quarter of fiscal 2024, the company concluded its indefinite-lived intangible assets were not impaired.
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
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows and are largely independent of other asset groups. An impairment loss is recognized when estimated undiscounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group. Measurement of an impairment loss is based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally measured using a discounted cash flow model or independent appraisals, as appropriate. The company did not record an impairment loss for fiscal 2024, 2023, and 2022 as the company's long-lived assets were determined to not be at risk for impairment as no events or changes in circumstances were identified that would indicate that the carrying amount of an asset, or asset group, may not be recoverable.
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
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of October 31, 2024 and 2023, $98.8 million and $99.6 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Consolidated Balance Sheets.
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
The changes in accrued warranties were as follows (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Beginning balance	$143.9	$134.5	$116.8
Changes in accrual related to warranties issued during the period	77.0	90.1	81.5
Acquisitions	—	—	5.7
Payments made during the period	(88.0)	(84.5)	(74.6)
Changes in accrual related to pre-existing warranties	17.3	3.8	5.1
Ending balance	$150.2	$143.9	$134.5
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $900.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are fully extinguished in advance of the maturity date are charged to expense at the time of retirement of the borrowings. Debt issuance costs, net of accumulated amortization, were $4.6 million and $3.8 million as of October 31, 2024 and 2023, respectively.
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
•Financing Programs: The company's financing programs consist of inventory financing arrangements with financial institutions and end-user financing. Costs incurred for inventory financing arrangements represent dealer and distributor financing costs shared by the company for a pre-established length of time based on a predefined rate from the contract between the company and the financial institution to finance dealer and distributor inventory purchases. Inventory financing arrangement costs were $100.9 million, $114.7 million, and $46.3 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively. End-user financing is offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.

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
Advertising Expense
General advertising costs are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the sales promotion and incentive programs established for certain product lines. Advertising costs were $69.5 million, $77.6 million, and $58.3 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements or enhancements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $173.1 million, $173.9 million, and $155.6 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively.

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
Other Income, Net
Other income, net primarily consists of the company's proportionate share of income or losses from Red Iron, gains or losses on divestitures, realized foreign currency exchange rate gains and losses, interest and dividend income, gains or losses recognized on actuarial valuation changes for our pension and post-retirement plans, retail financing revenue, and other miscellaneous income.
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
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in millions):

Fiscal Years Ended October 31	2024	2023	2022
Basic
Weighted-average number of shares of common stock	103.8	104.4	104.8
Weighted-average number of shares of common stock outstanding – Basic	103.8	104.4	104.8

Diluted
Weighted-average number of shares of common stock outstanding – Basic	103.8	104.4	104.8
Effect of dilutive securities	0.6	0.9	0.8
Weighted-average number of shares of common stock outstanding – Diluted	104.4	105.3	105.6
Incremental shares from stock options and restricted stock units are computed under the treasury stock method. Stock option awards to purchase 1,738,948, 573,662, and 906,121 shares of common stock during fiscal 2024, 2023, and 2022, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.
New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated quantitative disclosure, in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. The amended guidance will become effective for the company's fiscal 2028 annual period, and interim periods beginning with the first quarter of fiscal 2029. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to income tax disclosures, which is designed to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amended guidance will become effective for the company's fiscal 2026 annual period. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance reportable segment disclosure requirements, primarily through additional, more detailed disclosures about significant segment expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), an amount for other segment items by reportable segment and a description of its composition, and the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amended guidance will become effective for the company's fiscal 2025 annual period, and interim periods beginning with the first quarter of fiscal 2026. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.
In September 2022, the FASB issued ASU No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires disclosure of the key terms of supplier finance programs, the associated obligations outstanding, and a description of where those obligations are presented in the balance sheet. Additionally, effective for the company's fiscal 2025 annual period, the new standard requires a rollforward of the associated obligations outstanding during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. The amended guidance was adopted in the first quarter of fiscal 2024 and did not have a material impact on the company's Consolidated Financial Statements. For additional information regarding the company's supplier finance program, refer to Note 11, Commitments and Contingencies.
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

Intimidator Purchase Price Allocation
The company accounted for the Intimidator acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the purchase price was allocated to the acquired net tangible and intangible assets of Intimidator based on their fair values as of the Intimidator closing date. During the first quarter of fiscal 2023, the company completed its valuation of income taxes to finalize the purchase price allocation. The following table summarizes the allocation of the purchase price to the fair values assigned to the Intimidator assets acquired and liabilities assumed (dollars in millions):

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
Impairment
During the preparation of the financial statements for the third quarter of fiscal 2023, the company recorded an impairment charge of $18.0 million related to the indefinite-lived Spartan trade name intangible asset. Further, during the same period, the company recorded an impairment charge of $133.3 million related to Intimidator goodwill. For additional information regarding these impairment charges, refer to refer to Note 1, Summary of Significant Accounting Policies and Related Data.
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
Divestitures
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
Dealer Divestitures
During the fourth quarter of fiscal 2024, we completed the divestitures of two underground construction equipment dealers, the results of which have historically been included in the company's Professional segment. The divestitures were immaterial in relation to the company's Consolidated Financial Condition and Results of Operations.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the CODM organizes segments for making operating and investment decisions and assessing performance. In the third quarter of fiscal 2024, the company modified the level at which information was being reviewed, including modification to the reporting packages and materials regularly reviewed by the CODM to evaluate the company’s operating results to assess performance and allocate resources. As a result, the company has identified nine operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. For a summary of our products by market for our Professional and Residential reportable segments, refer to refer to Part I, Item 1, "Business," of this Annual Report on Form 10-K.
The company's remaining activities consists of the company's wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information technology, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. These remaining activities are presented as "Other" due to their insignificance.
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
The following tables present summarized financial information concerning the company's reportable business segments and Other activities (dollars in millions):

Fiscal Year Ended October 31, 2024	Professional	Residential	Other	Total
Net sales	$3,556.9	$998.3	$28.6	$4,583.8
Intersegment gross sales (eliminations)	49.2	0.4	(49.6)	—
Earnings (loss) before income taxes	638.9	78.4	(204.5)	512.8
Total assets	2,673.6	521.2	388.0	3,582.8
Capital expenditures	60.0	14.7	28.8	103.5
Depreciation and amortization	$94.6	$18.0	$15.6	$128.2

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Net sales	$3,674.6	$854.2	$24.4	$4,553.2
Intersegment gross sales (eliminations)	45.8	0.2	(46.0)	—
Earnings (loss) before income taxes[1]	509.1	68.9	(177.5)	400.5
Total assets	2,679.6	565.1	399.6	3,644.3
Capital expenditures	79.9	45.6	24.0	149.5
Depreciation and amortization	$89.3	$14.9	$15.0	$119.2

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Net sales	$3,429.6	$1,068.6	$16.5	$4,514.7
Intersegment gross sales (eliminations)	33.5	0.1	(33.6)	—
Earnings (loss) before income taxes	584.0	112.7	(144.2)	552.5
Total assets	2,702.8	501.6	351.6	3,556.0
Capital expenditures	94.3	31.0	18.2	143.5
Depreciation and amortization	$82.7	$13.0	$13.1	$108.8
1    The Professional reportable segment earnings (loss) before income taxes includes $151.3 million of non-cash impairment charges recorded during the preparation of the financial statements for the third quarter of fiscal 2023 related to Intimidator. For additional information regarding the impairment charges, refer to Note 1, Summary of Significant Accounting Policies and Related Data.
During fiscal 2024, 2023, and 2022, no customers accounted for 10.0 percent or more of total consolidated gross sales.
The following table presents the details of operating loss before income taxes for the company's Other activities (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Corporate expenses	$(170.3)	$(151.8)	$(126.3)
Interest expense	(61.9)	(58.7)	(35.7)
Earnings from the company's wholly-owned domestic distribution company and other income, net	27.7	33.0	17.8
Total operating loss	$(204.5)	$(177.5)	$(144.2)
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant and equipment, net, and is based on physical location in addition to allocated capital tooling from U.S. plant facilities (dollars in millions):

Fiscal Years Ended October 31	United States	International Countries	Total
2024
Net sales	$3,660.8	$923.0	$4,583.8
Long-lived assets	$534.8	$110.0	$644.8
2023
Net sales	$3,605.5	$947.7	$4,553.2
Long-lived assets	$540.4	$101.3	$641.7
2022
Net sales	$3,635.5	$879.2	$4,514.7
Long-lived assets	$505.9	$65.8	$571.7

4	Revenue
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
The following tables disaggregate the company's reportable segment net sales by similar product type and geographic market (dollars in millions):

Fiscal Year Ended October 31, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,133.5	$981.1	$19.6	$4,134.2
Irrigation	423.4	17.2	9.0	449.6
Total net sales	$3,556.9	$998.3	$28.6	$4,583.8

Revenue by geographic market:
United States	$2,766.4	$865.8	$28.6	$3,660.8
International Countries	790.5	132.5	—	923.0
Total net sales	$3,556.9	$998.3	$28.6	$4,583.8

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,236.9	$819.2	$13.1	$4,069.2
Irrigation	437.7	35.0	11.3	484.0
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2

Revenue by geographic market:
United States	$2,898.5	$682.6	$24.4	$3,605.5
International Countries	776.1	171.6	—	947.7
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2

Fiscal Year Ended October 31, 2022	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,003.0	$1,039.2	$6.4	$4,048.6
Irrigation	426.6	29.4	10.1	466.1
Total net sales	$3,429.6	$1,068.6	$16.5	$4,514.7

Revenue by geographic market:
United States	$2,737.9	$881.1	$16.5	$3,635.5
International Countries	691.7	187.5	—	879.2
Total net sales	$3,429.6	$1,068.6	$16.5	$4,514.7
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. In limited circumstances, the company ships some of its products on a consignment basis to a customer distribution center or warehouse whereby the company retains control of the product stored at the customer's distribution center or warehouse. As the company's products are removed from the distribution center or warehouse by the customer and shipped to the retail sale location, control is transferred from the company to the customer. At that time, the company invoices the customer and recognizes revenue for these consignment transactions. The company does not offer a right of return for products shipped to the customer's retail sale location from the distribution center or warehouse. The total value of consignment inventory as of October 31, 2024 and 2023 was $18.0 million and $38.3 million, respectively.
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
Collectability from the customer for product revenue is generally assumed to be probable because the company's financial exposure related to accounts receivable is reduced due to its dealer and distributor inventory financing programs. For additional information regarding these programs, refer to Note 11, Commitments and Contingencies. The company's product sales to customers that do not elect to finance product purchases are generally on open account with terms that generally approximate

30 to 150 days. The resulting receivables are included within receivables, net on the Consolidated Balance Sheets. The company performs ongoing credit evaluations of customers on open account terms in order to assess collectability.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2024 and October 31, 2023, $29.6 million and $25.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2024, the company recognized $12.0 million of the October 31, 2023 deferred revenue balance. The company expects to recognize approximately $14.1 million of the October 31, 2024 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2025 and $15.5 million thereafter.

5	Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2024 and 2023 were as follows (dollars in millions):

	Professional	Residential	Other	Total
Balance as of October 31, 2022	$573.0	$10.3	$—	$583.3
Non-cash impairment charge	(133.3)	—	—	(133.3)
Translation adjustments	0.8	—	—	0.8
Balance as of October 31, 2023	440.5	10.3	—	450.8
Goodwill divested	(0.5)	(0.5)	—	(1.0)
Translation adjustments	0.4	0.1	—	0.5
Balance as of October 31, 2024	$440.4	$9.9	$—	$450.3
Other Intangible Assets
The components of other intangible assets were as follows (dollars in millions, except weighted-average useful life in years):

October 31, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.7)	$1.5
Customer-related	16.0	319.9	(128.0)	191.9
Developed technology	7.1	102.9	(72.9)	30.0
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.7	(224.6)	227.1
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$723.3	$(224.6)	$498.7

October 31, 2023	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.0)	$2.2
Non-compete agreements	5.5	6.9	(6.9)	—
Customer-related	15.8	327.5	(106.7)	220.8
Developed technology	7.1	102.0	(63.1)	38.9
Trade names	13.7	10.7	(4.0)	6.7
Backlog and other	0.6	5.7	(5.7)	—
Total finite-lived	13.3	471.0	(202.4)	268.6
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$742.5	$(202.4)	$540.1
Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2024, 2023, and 2022 was $34.5 million, $35.7 million, and $33.9 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Estimated amortization expense
2025	$30.1
2026	28.9
2027	23.9
2028	21.2
2029	20.1
Thereafter	102.9
Total estimated amortization expense	$227.1

6	Indebtedness
The following is a summary of the company's indebtedness (dollars in millions):

October 31	2024	2023
Revolving credit facility, due October 2029	$—	$40.0
Term loan, due October 2029	200.0	270.0
Term loan, due April 2027	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.2
Less: unamortized debt issuance costs	2.4	2.7
Long-term debt	921.8	1,031.5
Less: current portion of long-term debt	10.0	—
Long-term debt, less current portion	$911.8	$1,031.5
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2025	$10.0
2026	20.0
2027	270.0
2028	20.0
2029	280.0
Thereafter	325.0
Total principal payments	$925.0

Revolving Credit Facility
On October 2, 2024, the company entered into the second amended and restated credit agreement ("2024 Credit Agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $900.0 million ("revolving credit facility") that matures on October 2, 2029 and replaced the company's prior $600.0 million unsecured senior revolving credit facility ("prior revolving credit facility") scheduled to mature on October 5, 2026. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $75.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $450.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the 2024 Credit Agreement. As of October 31, 2024, the company had no outstanding borrowings under the revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, resulting in $897.3 million of unutilized availability under the revolving credit facility. As of October 31, 2023, the company had $40.0 million outstanding borrowings under the prior revolving credit facility and $2.6 million outstanding under the sublimit for standby letters of credit, resulting in $557.4 million of unutilized availability under the prior revolving credit facility.
Outstanding loans under the revolving credit facility, other than swingline loans, if applicable, bear interest at a variable rate generally based on SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2024 was 5.85%. During fiscal 2024, 2023 and 2022, the company incurred interest expense of $5.4 million, $5.7 million and $2.4 million, respectively, on the outstanding borrowings under the current and prior revolving credit facilities.
Term Loan Maturing October 2029
The 2024 credit agreement also provided for a five-year unsecured term loan in an aggregate principal amount of $200.0 million, the entire amount of which was funded on October 2, 2024 and matures on October 2, 2029 ("2024 Term Loan"). Under the 2024 Credit Agreement, incremental term loan commitments may be established at the company's election and the approval of the lenders on the 2024 Term Loan by an amount of up to $100.0 million.
Beginning December 31, 2027, the company is required to make $5.0 million quarterly principal repayments on the 2024 Term Loan, reduced by applicable prepayments. On October 2, 2029, the aggregate principal amount of any remaining outstanding borrowings under the 2024 Term Loan is required to be repaid. The 2024 Term Loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2024, there was $200.0 million of outstanding borrowings under the 2024 Term Loan.
Outstanding borrowings under the 2024 Term Loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2024 was 5.79%. For the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $17.0 million, $15.9 million and $5.7 million, respectively, on the outstanding borrowings under the 2024 Term Loan.
Term Loan Maturing April 2027
On April 27, 2022, the company entered into a term loan credit agreement ("2022 Credit Agreement") with certain financial institutions which provided for a five-year unsecured term loan in an aggregate principal amount of $200.0 million, the entire amount of which was funded on April 27, 2022, and matures on April 27, 2027 ("2022 Term Loan"). On September 22, 2023, the company amended the 2022 Credit Agreement to permit non-cash charges in its “Consolidated EBIT” calculation among other administrative amendments.
Beginning with the last business day of June 2025, the company is required to make quarterly amortization payments on the 2022 Term Loan equal to 2.5% of the original aggregate principal amount reduced by any applicable prepayments. The 2022 Term Loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2024, there was $200.0 million of outstanding borrowings under the 2022 Term Loan.

Outstanding borrowings under the 2022 Term Loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the 2022 Credit Agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2024 was 5.66%. For the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $12.8 million, $11.7 million, and $3.1 million, respectively, on the outstanding borrowings under the 2022 Term Loan.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $7.7 million, respectively.
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
Interest on the 3.97% Senior Notes is payable semiannually on the 30th day of June and December in each year. For the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $4.0 million, $4.0 million, and $1.3 million, respectively, on the outstanding borrowings under the 3.97% Senior Notes.
7.8% Debentures
In June 1997, the company issued $175.0 million of debt securities consisting of $75.0 million of 7.125% coupon 10-year notes which were repaid at maturity during fiscal 2007, and $100.0 million of 7.8% coupon 30-year debentures due June 15, 2027. In connection with the issuance of $175.0 million in long-term debt securities, the company paid $23.7 million to terminate three forward-starting interest rate swap agreements with notional amounts totaling $125.0 million. These swap agreements had been entered into to reduce exposure to interest rate risk prior to the issuance of the new long-term debt securities. As of the inception of one of the swap agreements, the company had received payments that were recorded as deferred income to be recognized as an adjustment to interest expense over the term of the new debt securities. As of the date the swaps were terminated, this deferred income totaled $18.7 million. The excess termination fees over the deferred income recorded was deferred and is being recognized as an adjustment to interest expense over the term of the debt securities issued.
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $8.0 million, respectively.

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
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2024, 2023, and 2022, the company incurred interest expense of $8.4 million, respectively.
Covenants
The company's debt agreements contain customary representations and warranties of the company, event of default provisions, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds and exceptions. The company was in compliance with all covenants under they company's outstanding indebtedness as of October 31, 2024.

7	Investment in Joint Venture
The company is party to a joint venture with HDF, established as Red Iron, the primary purpose of which is to provide customer inventory financing to certain distributors and dealers of certain of the company’s products in the U.S. The company has also entered into a limited inventory repurchase agreement with Red Iron. For additional information regarding the customer financing aspect of the arrangement, as well as the limited inventory purchase agreement, refer to Note 11, Commitments and Contingencies.
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of October 31, 2024 and 2023 was $49.2 million and $50.6 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

8	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Earnings before income taxes:
United States	$436.6	$345.0	$491.3
Foreign	76.2	55.5	61.2
Total earnings before income taxes	$512.8	$400.5	$552.5

Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Excess deduction for stock-based compensation	(0.6)	(1.1)	(0.4)
State and local income taxes, net of federal benefit	2.2	1.8	2.0
Foreign operations	(1.2)	(0.7)	(0.7)
Federal research tax credit	(1.9)	(2.3)	(1.3)
Foreign-derived intangible income	(0.9)	(1.1)	(0.7)
Other, net	(0.3)	0.1	(0.1)
Effective tax rate	18.3%	17.7%	19.8%
Provision for Income Taxes
Components of the company's provision for income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Current provision:
Federal	$94.9	$94.4	$94.7
State	18.5	17.0	19.1
Foreign	8.4	7.3	7.7
Total current provision	$121.8	$118.7	$121.5
Deferred (benefit) provision:
Federal	$(23.6)	$(37.8)	$(7.4)
State	(4.6)	(10.3)	(4.9)
Foreign	0.3	0.2	—
Total deferred benefit	(27.9)	(47.9)	(12.3)
Total provision for income taxes	$93.9	$70.8	$109.2
Deferred Income Taxes
The components of the company's deferred income tax assets and liabilities were as follows (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Deferred income tax assets:
Research and experimentation	$64.6	$35.4
Warranty and insurance	40.0	37.6
Compensation and benefits	32.3	32.5
Lease liabilities	32.1	35.3
Advertising and sales promotions and incentives	19.8	16.5
Inventory	6.8	14.4
Net operating losses and other carryforwards	5.4	5.3
Other[1]	6.9	3.3
Valuation allowance	(5.1)	(3.3)
Deferred income tax assets	$202.8	$177.0
Deferred income tax liabilities:
Right-of-use assets	$(31.5)	$(34.8)
Depreciation	(55.1)	(60.0)
Amortization	(71.7)	(68.4)
Deferred income tax liabilities	(158.3)	(163.2)
Deferred income tax assets, net	$44.5	$13.8
1    Presentation of fiscal 2023 deferred income taxes has been conformed to the current year presentation. There was no change to total deferred income tax assets, deferred income tax liabilities, or deferred income tax liabilities, net.
As of October 31, 2024, the company has domestic net operating loss carryforwards of $2.2 million for federal income tax purposes, and $3.1 million state income tax purposes, that do not expire and $0.4 million for state income tax purposes that expire between fiscal 2038 and fiscal 2044. As of October 31, 2024, the company has net operating loss carryforwards of approximately $6.9 million in foreign jurisdictions, which are comprised of $6.7 million that do not expire and $0.2 million that expires between fiscal 2035 and fiscal 2041. The company also has domestic credit carryforwards of $2.3 million that expire between fiscal 2027 and fiscal 2043.
The net change in the total valuation allowance between the fiscal years ended October 31, 2024 and 2023 was an increase of $1.8 million. The change in valuation allowance is related to capital loss carryforwards, domestic tax credits, and foreign net operating losses that are expected to expire prior to utilization.
The company expects that $25.9 million of the total undistributed earnings of its foreign operations will be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2024, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

Unrecognized tax benefits as of October 31, 2023	$3.7
Increase as a result of tax positions taken during the current period	0.4
Reductions as a result of statute of limitations lapses	(0.6)
Unrecognized tax benefits as of October 31, 2024	$3.5
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $3.5 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2024, the company recorded $1.1 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2024. Included in the balance of unrecognized tax benefits as of October 31, 2024 are potential benefits of $3.7 million that, if recognized, would affect the effective tax rate.
The company and its wholly owned subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities for taxable years before fiscal 2020. The Internal Revenue Service has commenced an audit of fiscal 2022, with no material adjustments to tax expense or unrecognized tax benefits expected. The company is under audit in certain state jurisdictions and expects various statutes of limitation to expire during the next 12 months. Due to the uncertainty related to the response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.
The Organization for Economic Co-operation and Development ("OECD") has issued the Pillar Two Model Rules Framework (the "Framework"), which establishes global minimum tax rules with a minimum tax rate of 15%. The OECD continues to release additional guidance on these rules. Although it is uncertain whether the United States will enact legislation to adopt the minimum tax directive, certain countries where the company operates have adopted legislation effective for fiscal years beginning on or after January 1, 2024, and other countries are in the process of introducing such legislation. The company does not expect the Framework to have a material impact on its Consolidated Financial Statements.

9	Stock-Based Compensation
On March 15, 2022, the company’s shareholders approved The Toro Company 2022 Equity and Incentive Plan (the “2022 Plan”), which became effective immediately and replaced The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 Plan”) with respect to future grants of awards. The 2022 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual performance awards, non-employee director awards and other cash-based and stock-based awards to eligible individuals. Subject to adjustment as provided in the 2022 Plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2022 Plan is equal to the sum of: (a) 1,250,000 shares, plus (b) the number of shares remaining available for grant under the 2010 Plan but not subject to outstanding awards thereunder as of March 15, 2022, and plus (c) the number of shares subject to awards outstanding under the 2010 Plan as of March 15, 2022 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2022 Plan was 2,399,205 as of October 31, 2024. All outstanding stock-based compensation awards were granted under the 2010 Plan or the 2022 Plan. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Stock option awards	$14.6	$8.5	$10.0
Performance share awards	(0.2)	2.9	5.8
Restricted stock unit awards	8.0	6.9	5.7
Unrestricted common stock awards	0.6	1.1	0.6
Total compensation cost for stock-based compensation awards	$23.0	$19.4	$22.1
Related tax benefit from stock-based compensation awards	$5.6	$4.7	$5.3
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

The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2024	2023	2022
Expected life of option in years	6.37	6.31	6.19
Expected stock price volatility	26.76%	25.20%	23.74%
Risk-free interest rate	3.95%	3.79%	1.31%
Expected dividend yield	1.15%	0.95%	0.94%
Per share weighted-average fair value at date of grant	$30.39	$33.21	$22.55
The table below presents stock option activity for fiscal 2024:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding as of October 31, 2023	2,973,430	$78.80	5.4	$32.0
Granted	442,665	98.76
Exercised	(267,815)	52.44
Forfeited	(27,914)	101.04
Outstanding as of October 31, 2024	3,120,366	$83.69	5.3	$23.8
Exercisable as of October 31, 2024	2,257,752	$76.45	4.2	$23.8
As of October 31, 2024, there was $5.8 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.90 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (dollars in millions):

Fiscal Years Ended October 31	2024	2023	2022
Market value of stock options exercised	$25.1	$43.4	$20.1
Intrinsic value of stock options exercised[1]	$11.1	$22.8	$9.8
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
Factors related to the company's performance share awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2024	2023	2022
Weighted-average fair value per award at date of grant	$99.60	$112.14	$98.41
Fair value of performance share awards vested	$7.7	$5.3	$4.8
The table below presents fiscal 2024 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2023	186,760	$100.57
Granted	108,636	99.60
Vested	(85,324)	90.59
Forfeited	(3,400)	103.72
Unvested as of October 31, 2024	206,672	$103.26
As of October 31, 2024, there was $0.5 million of total unrecognized compensation cost related to unvested performance share awards that is expected to be recognized over a weighted-average period of 1.00 year.

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
Factors related to the company's restricted stock unit awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2024	2023	2022
Weighted-average fair value per award at date of grant	$96.58	$103.40	$88.90
Fair value of restricted stock units vested	$7.7	$6.2	$5.5
The table below presents fiscal 2024 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2023	179,826	$97.66
Granted	100,758	96.58
Vested	(79,744)	96.45
Forfeited	(9,672)	98.23
Unvested as of October 31, 2024	191,168	$97.58
As of October 31, 2024, there was $9.7 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.11 years.
Unrestricted Common Stock Awards
During fiscal 2024, 2023, and 2022, 7,544, 10,329, and 6,453 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.
Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and certain other employees that receive performance share awards to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100 percent of the common stock payout and are always 100 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2024 and 2023. The total of common stock required to settle this deferred compensation obligation is included in the denominator of the calculation of both basic and diluted net earnings per share of common stock.

10	Stockholders' Equity
Share Repurchase Program
During fiscal 2024 and 2023, the company paid $245.5 million and $60.0 million to repurchase 2,777,534 and 577,115 shares under the share repurchase program, respectively. As of October 31, 2024, 8,171,957 shares remain available for repurchase.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the share repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2024, the company had a total of 26,319,681 treasury shares at a total average cost of $1,968.9 million. As of October 31, 2023, the company had a total of 23,888,294 treasury shares at a total average cost of $1,743.6 million.

Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (dollars in millions):

As of October 31	2024	2023
Foreign currency translation adjustments	$33.9	$41.7
Pension benefits	4.3	4.3
Cash flow derivative instruments	7.8	(9.0)
Total accumulated other comprehensive loss	$46.0	$37.0
The components and activity of AOCL, net of tax, were as follows (dollars in millions):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive (income) loss before reclassifications	(7.8)	—	11.6	3.8
Amounts reclassified from AOCL	—	—	5.2	5.2
Net current period other comprehensive (income) loss	(7.8)	—	16.8	9.0
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2022	$51.3	$3.6	$(21.8)	$33.1
Other comprehensive (income) loss before reclassifications	(9.6)	0.7	(2.5)	(11.4)
Amounts reclassified from AOCL	—	—	15.3	15.3
Net current period other comprehensive (income) loss	(9.6)	0.7	12.8	3.9
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
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

The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron during fiscal 2024, 2023, and 2022 was $2,613.3 million, $2,789.5 million, and $2,627.5 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of October 31, 2024 and 2023 was $979.6 million and $1,019.0 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2024 and 2023 were $26.0 million and $34.4 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2024, 2023, and 2022 was $612.1 million, $545.4 million, and $633.5 million, respectively. As of October 31, 2024 and 2023, $272.2 million and $234.7 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
The company has also entered into inventory repurchase agreements with the other third-party financial institutions under which the company has agreed to repurchase certain repossessed products. Under these agreements, for the fiscal years ended October 31, 2024 and 2023, the company was contingently liable to repurchase up to $29.5 million and $32.2 million of repossessed inventory, respectively. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements during the fiscal years ended October 31, 2024, 2023, and 2022.
End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies. From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the end-customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2024 and 2023 was $2.9 million and $5.2 million, respectively.
Purchase Commitments
As of October 31, 2024, the company had $22.3 million of noncancelable purchase commitments with certain of the company's suppliers for commodities as part of the normal course of business. Additionally, associated with the Tornado asset acquisition described in Note 2, Acquisitions and Divestitures, the company has entered into a minimum purchase arrangement for a total of approximately $32.0 million of inventory through fiscal 2025. As of October 31, 2024, the company did not have material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities and other property, plant and equipment.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (dollars in millions):

Fiscal Year Ended October 31	2024	2023	2022
Operating lease expense	$36.1	$24.0	$22.6
Short-term lease expense	4.3	4.5	4.5
Variable lease expense	0.2	—	—
Total lease expense	$40.6	$28.5	$27.1
The following table presents supplemental cash flow information related to the company's operating leases (dollars in millions):

Fiscal Year Ended October 31	2024	2023	2022
Right-of-use assets obtained in exchange for lease obligations	$7.6	$67.6	$27.0
Operating cash flows for amounts included in the measurement of lease liabilities	$25.8	$20.9	$19.2
The following table presents other lease information related to the company's operating leases as of October 31, 2024 and October 31, 2023:

	October 31, 2024	October 31, 2023
Weighted-average remaining lease term of operating leases in years	8.8	9.3
Weighted-average discount rate of operating leases	5.00%	4.83%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2024 (dollars in millions):

October 31, 2024
2025	$25.1
2026	19.2
2027	15.6
2028	13.2
2029	10.3
Thereafter	60.3
Total future minimum operating lease payments	143.7
Less: imputed interest	24.3
Present value of operating lease liabilities	$119.4

13	Derivative Instruments and Hedging Activities
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
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the projected transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. However, if it is probable that a projected transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings. As of October 31, 2024, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $345.4 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2024	2023
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$2.0	$13.7
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.2	3.1
Total derivative assets	$2.2	$16.8
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$4.7	$—
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	0.8	—
Total derivative liabilities	$5.5	$—
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2024	2023
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$2.9	$16.8
Derivative liabilities offsetting derivative assets	0.7	—
Net amount of derivative assets	$2.2	$16.8
Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$5.5	$—
Derivative assets offsetting derivative liabilities	—	—
Net amount of derivative liabilities	$5.5	$—
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (dollars in millions):

	Gain Reclassified from AOCL into Income		(Loss) Gain Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2024	2023	2024	2023
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$2.2	$10.8	$(6.5)	$(12.9)
Cost of sales	3.0	4.5	(10.3)	0.1
Total derivatives designated as cash flow hedging instruments	$5.2	$15.3	$(16.8)	$(12.8)
During fiscal 2024 and 2023, the company recognized immaterial gains and losses, respectively, within other income, net on the Consolidated Statement of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of October 31, 2024, the company expects to reclassify approximately $4.7 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (dollars in millions):

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2024	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,583.8	$(3,034.5)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	2.2	3.0
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.5	$3.6

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2023	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,553.2	$(2,975.6)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	10.8	4.5
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.2	$2.6
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (dollars in millions):

Fiscal Years Ended October 31	2024	2023
Loss on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other expense, net	$(8.0)	$(6.3)
Total loss on derivatives not designated as cash flow hedging instruments	$(8.0)	$(6.3)

14	Fair Value Measurements
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

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2024 and 2023, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.2	$—	$2.2	$—
Total assets	$2.2	$—	$2.2	$—

Liabilities:
Forward currency contracts	$5.5	$—	$5.5	$—
Total liabilities	$5.5	$—	$5.5	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2023	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$16.8	$—	$16.8	$—
Total assets	$16.8	$—	$16.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—
Nonrecurring Fair Value Measurements
The company measures certain assets and liabilities at fair value on a non-recurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, goodwill, and indefinite-lived intangible assets, which would generally be recorded at fair value as a result of an impairment charge. For additional information regarding impairment related fair value measurements, refer to Note 1, Summary of Significant Accounting Policies and Related Data. Assets acquired and liabilities assumed as part of a business combination are also measured at fair value on a non-recurring basis during the measurement period allowed by the accounting standards codification guidance for business combinations when applicable. Alternatively, under a cost accumulation model, the company measures the fair values of net assets acquired as part of an asset acquisition before allocating the cost of the asset acquisition to the net assets acquired on the basis of their relative fair values. For additional information on the company's business combinations and asset acquisitions and the related non-recurring fair value measurement of the assets acquired and liabilities assumed, refer to Note 2, Acquisitions and Divestitures.
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature.
As of October 31, 2024 and 2023, the company's long-term debt included $524.2 million and $524.2 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $520.4 million compared to its gross carrying amount of $524.2 million. As of October 31, 2023, the estimated gross fair value of long-term debt with fixed interest rates was $478.2 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

15	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $32.0 million, $38.1 million, and $35.3 million for the fiscal years ended October 31, 2024, 2023, and 2022, respectively.

Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom ("defined benefit retirement plan"). The projected and accumulated benefit obligation of the defined benefit retirement plan was $19.6 million and $18.3 million as of October 31, 2024 and 2023, respectively. The fair value of the defined benefit retirement plan assets as of October 31, 2024 and 2023 was $20.7 million and $17.6 million, respectively. The net funded status of the defined benefit retirement plan was fully funded as of October 31, 2024 and was underfunded at $0.7 million as of October 31, 2023.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized expense of $0.4 million and $0.2 million for the fiscal years ended October 31, 2024 and 2023, respectively, and recognized income of $0.2 million for the fiscal year ended October 31, 2022.
The company has omitted the remaining disclosures for the defined benefit retirement plan as the company deems this defined benefit retirement plan to be immaterial to its Consolidated Financial Statements.

16	Subsequent Events
During the first quarter of fiscal 2025, to better align our organization structure with our long-term strategic priorities, the company eliminated approximately 300 salaried roles globally. Affected employees were provided severance and termination benefits. This action was immaterial to the company's Consolidated Financial Statements.
The company has evaluated all additional subsequent events and concluded that no other subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting
There was no change in the company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s fourth quarter ended October 31, 2024, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," "Corporate Governance — Board Committees," and “Stock Ownership — Delinquent Section 16(a) Reports” in the company's proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2024, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2024 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics, as applicable, by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Director Compensation", "Compensation Discussion and Analysis" and "Executive Compensation" in the company's proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence," "Corporate Governance — Board Committees" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC.

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
2.1 (1)
Agreement to Form Joint Venture dated August 12, 2009 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.2 (1)
First Amendment to Agreement to Form Joint Venture dated June 6, 2012 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.3 (1)
Second Amendment to Agreement to Form Joint Venture dated November 29, 2016 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.4 (1)
Third Amendment to Agreement to Form Joint Venture effective as of December 20, 2019 by and between The Toro Company and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

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

2.7 (1)
Limited Liability Company Agreement of Red Iron Acceptance, LLC dated August 12, 2009 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.8
Amendment No. 1 to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated May 31, 2011 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, Commission File No. 1-8649).**

2.9 (1)
Second Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated June 6, 2012 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.10 (1)
Third Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated November 29, 2016 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).**

2.11
Fourth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC dated as of July 17, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, Commission File No. 1-8649).

2.12
Fifth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of December 20, 2019 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.3 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2020, Commission File No. 1-8649).

2.13
Sixth Amendment to Limited Liability Company Agreement of Red Iron Acceptance, LLC effective as of March 10, 2022 by and between Red Iron Holding Corporation and TCFIF Joint Venture I, LLC (incorporated by reference to Exhibit 2.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

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

4.5
Description of Common Stock of The Toro Company (incorporated by reference to Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

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

10.1
The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.2
The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.3
Amendment No. 1 to The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as Amended and Restated, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, Commission File No. 1-8649).*

10.4
The Toro Company Supplemental Benefit Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.5
The Toro Company Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.6
The Toro Company Deferred Compensation Plan for Officers, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.7
The Toro Company Deferred Compensation Plan for Non-Employee Directors, Amended and Restated Effective January 1, 2017 (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2017, Commission File No. 1-8649).*

10.8
Form of Nonqualified Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.9
Form of Nonemployee Director Stock Option Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.10
Form of Restricted Stock Unit Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.11
Form of Performance Share Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.12
Form of Annual Performance Award Agreement for use with The Toro Company 2022 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 16, 2022, Commission File No. 1-8649).*

10.13
Form of Nonemployee Director Stock Option Agreement between The Toro Company and its Non-Employee Directors under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.14
Form of Nonqualified Stock Option Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.15
Form of Performance Share Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.16
Form of Annual Performance Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.17
Form of Restricted Stock Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.18
Form of Restricted Stock Unit Award Agreement between The Toro Company and its officers and other employees under The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, Commission File No. 1-8649).*

10.19
Form of Indemnification Agreement with the members of the Board of Directors (incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2006, Commission File No. 1-8649).*

10.20
The Toro Company Change in Control Severance Compensation Policy and attached Form of Release (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2011, Commission File No. 1-8649).*

10.21
Offer Letter dated August 18, 2015 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 19, 2015, Commission File No. 1-8649).*

10.22
Offer Letter dated July 19, 2016 between The Toro Company and Richard M. Olson (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 19, 2016, Commission File No. 1-8649).*

10.23
Offer Letter dated February 13, 2023 between The Toro Company and Angela C. Drake (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 2023, Commission File No. 1-8649).*

10.24
Second Amended and Restated Credit Agreement dated as of October 2, 2024, by and among The Toro Company, Toro Luxembourg S.A.R.L., and Certain Other Subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Syndication Agents, and BMO Bank, N.A., HSBC Bank USA, National Association, and PNC Bank, National Association, as Co-Documentation Agents, and The Other Lenders Party Thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 3, 2024, Commission File No. 1-8649).

10.25
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

10.26
Amendment No. 1 to Term Loan Credit Agreement dated as of September 22, 2023, by and among The Toro Company, each of the Lenders Party Thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

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

10.30 (1)
Credit and Security Agreement dated as of August 12, 2009 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

10.31 (1)
First Amendment to Credit and Security Agreement dated as of June 6, 2012 by and between Red Iron Acceptance, LLC and TCF Inventory Finance, Inc. (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

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

10.36
Sixth Amendment to Credit and Security Agreement effective as of August 31, 2023 by and between Red Iron Acceptance, LLC and Huntington Distribution Finance, Inc. (previously known as TCF Inventory Finance, Inc.) (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649).

19	Insider Trading Policy (filed herewith).
21	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Clawback Policy (incorporated by reference to Exhibit 97 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2023, Commission File No. 1-8649)*.
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2024, filed with the SEC on December 18, 2024, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2024, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2024, (iii) Consolidated Balance Sheets as of October 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2024, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2024, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

By:	/s/ Angela C. Drake	Dated:	December 18, 2024
Angela C. Drake Vice President, Chief Financial Officer *Attorney-in-Fact
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Olson	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer), *Attorney-in-Fact	December 18, 2024
Richard M. Olson

/s/ Angela C. Drake	Vice President, Chief Financial Officer (principal financial and accounting officer), *Attorney-in-Fact	December 18, 2024
Angela C. Drake

*	Director
Dianne C. Craig

*	Director
Gary L. Ellis

*	Director
Eric P. Hansotia

*	Director
Jeffrey L. Harmening

*	Director
D. Christian Koch

*	Director
Joyce A. Mullen

*	Director
James C. O'Rourke

*	Director
Jill M. Pemberton