Form 10-Q
period 2025-01-31
TORO CO
filed 2025-03-06
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of February 27, 2025 was 99,820,061.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties; the anticipated impacts of elevated field inventory levels and backlog, current global supply chain disruptions, the inflationary environment, the imposition, or threat of imposition, of tariffs, current wars and international sanctions and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and any impairment, restructuring, or other charges in connection therewith or resulting therefrom; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Economic, political, legal and regulatory uncertainty or conflicts, including actions taken or which may be taken, such as reductions in governmental spending; monetary policy; political, geopolitical, trade, or other issues in the United States or internationally, including increased tariffs or trade wars;
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
•Stock price volatility, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry or general economic conditions, and other factors beyond our control; and
•Climate, environmental, health and safety laws and regulations as well as the impact of increased scrutiny on our sustainability practices, our ability to meet our sustainability company goals, and public perceptions that our products are not environmentally friendly or that our practices are not sustainable.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, "Risk Factors;" and our subsequent filings with the Securities and Exchange Commission ("SEC").
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended
	January 31, 2025	February 2, 2024
Net sales	$995.0	$1,001.9
Cost of sales	659.4	657.4
Gross profit	335.6	344.5
Selling, general and administrative expense	257.8	255.9
Operating earnings	77.8	88.6
Interest expense	(15.0)	(16.2)
Other income, net	3.3	7.7
Earnings before income taxes	66.1	80.1
Income tax provision	13.3	15.2
Net earnings	$52.8	$64.9

Basic net earnings per share of common stock	$0.52	$0.62

Diluted net earnings per share of common stock	$0.52	$0.62

Weighted-average number of shares of common stock outstanding — Basic	101.3	104.4

Weighted-average number of shares of common stock outstanding — Diluted	101.7	104.7
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended
	January 31, 2025	February 2, 2024
Net earnings	$52.8	$64.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9.9)	7.3
Derivative instruments, net of tax of $2.5; $(1.9), respectively	8.7	(5.3)
Other comprehensive (loss) income, net of tax	(1.2)	2.0
Comprehensive income	$51.6	$66.9
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	January 31, 2025	February 2, 2024	October 31, 2024
ASSETS
Cash and cash equivalents	$171.3	$198.5	$199.5
Receivables, net	494.3	489.1	459.7
Inventories, net	1,143.1	1,177.1	1,038.9
Prepaid expenses and other current assets	87.5	101.8	66.8
Total current assets	1,896.2	1,966.5	1,764.9

Property, plant, and equipment, net	637.8	639.2	644.8
Goodwill	449.8	451.2	450.3
Other intangible assets, net	490.6	531.5	498.7
Right-of-use assets	113.0	121.8	114.5
Investment in finance affiliate	48.0	48.4	49.2
Deferred income taxes	46.2	20.3	45.0
Other assets	15.1	22.2	15.4
Total assets	$3,696.7	$3,801.1	$3,582.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$15.0	$6.8	$10.0
Accounts payable	447.1	421.8	452.7
Accrued liabilities	511.3	474.5	493.0
Short-term lease liabilities	19.7	18.8	20.3
Total current liabilities	993.1	921.9	976.0

Long-term debt, less current portion	1,091.9	1,179.8	911.8
Long-term lease liabilities	98.3	108.4	99.1
Deferred income taxes	0.5	0.4	0.5
Other long-term liabilities	45.3	42.7	43.5

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 100,299,716 shares as of January 31, 2025, 104,013,541 shares as of February 2, 2024, and 101,472,125 shares as of October 31, 2024	100.3	104.0	101.5
Retained earnings	1,414.5	1,478.9	1,496.4
Accumulated other comprehensive loss	(47.2)	(35.0)	(46.0)
Total stockholders’ equity	1,467.6	1,547.9	1,551.9
Total liabilities and stockholders’ equity	$3,696.7	$3,801.1	$3,582.8
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	January 31, 2025	February 2, 2024
Cash flows from operating activities:
Net earnings	$52.8	$64.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Non-cash income from finance affiliate	(4.6)	(5.0)
Distributions from finance affiliate, net	5.8	7.2
Depreciation of property, plant, and equipment	24.2	22.0
Amortization of other intangible assets	7.9	8.7
Stock-based compensation expense	4.4	8.4
Other	0.8	1.1
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(36.6)	(80.2)
Inventories, net	(107.2)	(86.4)
Other assets	(13.4)	6.5
Accounts payable	(1.3)	(10.3)
Other liabilities	18.6	(29.1)
Net cash used in operating activities	(48.6)	(92.2)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(19.1)	(19.1)
Net cash used in investing activities	(19.1)	(19.1)

Cash flows from financing activities:
Net borrowings under the revolving credit facility	185.0	155.0
Proceeds from exercise of stock options	0.7	1.5
Payments of withholding taxes for stock awards	(1.6)	(2.2)
Common stock repurchases	(100.0)	—
Dividends paid on common stock	(38.5)	(37.6)
Other	(1.0)	(2.6)
Net cash provided by financing activities	44.6	114.1

Effect of exchange rates on cash and cash equivalents	(5.1)	2.6

Net (decrease) increase in cash and cash equivalents	(28.2)	5.4
Cash and cash equivalents as of the beginning of the fiscal period	199.5	193.1
Cash and cash equivalents as of the end of the fiscal period	$171.3	$198.5
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
Cash dividends paid on common stock - $0.38 per share	—	(38.5)	—	(38.5)
Issuance of 96,329 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares of common stock to a deferred compensation trust	—	0.7	—	0.7
Stock-based compensation expense	—	4.4	—	4.4
Repurchase of 1,260,065 shares of common stock	(1.2)	(101.3)	—	(102.5)
Other comprehensive loss	—	—	(1.2)	(1.2)
Net earnings	—	52.8	—	52.8
Balance as of January 31, 2025	$100.3	$1,414.5	$(47.2)	$1,467.6

Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
Cash dividends paid on common stock - $0.36 per share	—	(37.6)	—	(37.6)
Issuance of 248,137 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares to a deferred compensation trust	0.2	1.3	—	1.5
Stock-based compensation expense	—	8.4	—	8.4
Repurchase of 23,555 shares of common stock	—	(2.2)	—	(2.2)
Other comprehensive income	—	—	2.0	2.0
Net earnings	—	64.9	—	64.9
Balance as of February 2, 2024	$104.0	$1,478.9	$(35.0)	$1,547.9
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 31, 2025

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the three months ended January 31, 2025 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2025.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
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
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the company's CODM organizes segments for making operating and investment decisions and assessing performance. The company has identified nine operating segments which are aggregated into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. The company's remaining activities are presented as "Other" due to their insignificance. The company's Other activities consist of the company's wholly-owned domestic distribution company, the company's corporate activities, and the elimination of intersegment revenues and expenses.
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended January 31, 2025	Professional	Residential	Other	Total
Net sales	$768.8	$221.0	$5.2	$995.0
Intersegment gross sales (eliminations)	14.5	—	(14.5)	—
Earnings (loss) before income taxes	127.2	17.2	(78.3)	66.1
Total assets	$2,691.5	$569.6	$435.6	$3,696.7

Three Months Ended February 2, 2024	Professional	Residential	Other	Total
Net sales	$756.5	$240.1	$5.3	$1,001.9
Intersegment gross sales (eliminations)	10.7	0.1	(10.8)	—
Earnings (loss) before income taxes	112.8	23.5	(56.2)	80.1
Total assets	$2,761.1	$654.7	$385.3	$3,801.1
The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Corporate expenses	$(67.8)	$(48.1)
Interest expense	(15.0)	(16.2)
Earnings from the company's wholly-owned domestic distribution company and other income, net	4.5	8.1
Total operating loss	$(78.3)	$(56.2)

3	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended January 31, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$661.9	$220.1	$4.2	$886.2
Irrigation	106.9	0.9	1.0	108.8
Total net sales	$768.8	$221.0	$5.2	$995.0

Revenue by geographic market:
United States	$585.0	$193.4	$5.2	$783.6
International countries	183.8	27.6	—	211.4
Total net sales	$768.8	$221.0	$5.2	$995.0

Three Months Ended February 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$647.0	$231.9	$4.6	$883.5
Irrigation	109.5	8.2	0.7	118.4
Total net sales	$756.5	$240.1	$5.3	$1,001.9

Revenue by geographic market:
United States	$586.1	$205.5	$5.3	$796.9
International countries	170.4	34.6	—	205.0
Total net sales	$756.5	$240.1	$5.3	$1,001.9
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of January 31, 2025 and October 31, 2024, $27.6 million and $29.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2025, the company recognized $3.2 million, of the October 31, 2024 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $10.9 million of the October 31, 2024 deferred revenue amount within net sales throughout the remainder of fiscal 2025, $8.0 million in fiscal 2026, and $7.5 million thereafter.

4	Goodwill and Other Intangible Assets, Net
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2025 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2024	$440.4	$9.9	$—	$450.3
Translation adjustments	(0.5)	—	—	(0.5)
Balance as of January 31, 2025	$439.9	$9.9	$—	$449.8

Other Intangible Assets, Net
The components of other intangible assets, net as of January 31, 2025, February 2, 2024, and October 31, 2024 were as follows (dollars in millions):

January 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.9)	$1.3
Customer-related	16.0	319.8	(133.2)	186.6
Developed technology	7.1	102.8	(75.3)	27.5
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.5	(232.4)	219.1
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$723.0	$(232.4)	$490.6

February 2, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.2)	$2.0
Customer-related	15.8	327.6	(112.7)	214.9
Developed technology	7.1	102.1	(65.6)	36.5
Trade names	13.7	10.7	(4.2)	6.5
Total finite-lived	13.6	458.6	(198.7)	259.9
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$730.2	$(198.7)	$531.5

October 31, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.7)	$1.5
Customer-related	16.0	319.9	(128.0)	191.9
Developed technology	7.1	102.9	(72.9)	30.0
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.7	(224.6)	227.1
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$723.3	$(224.6)	$498.7
Amortization expense for finite-lived intangibles assets for the three months ended January 31, 2025 and February 2, 2024 was $7.9 million and $8.7 million, respectively. As of January 31, 2025, estimated amortization expense for the remainder of fiscal 2025 and succeeding fiscal years is as follows:

(Dollars in millions)	January 31, 2025
2025 (remaining)	$22.1
2026	28.9
2027	23.9
2028	21.2
2029	20.1
2030	19.5
Thereafter	83.4
Total estimated amortization expense	$219.1

5	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Revolving credit facility, due October 2029	$185.0	$195.0	$—
Term loan, due October 2029	200.0	270.0	200.0
Term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.2	124.2
Less: unamortized debt issuance costs	2.3	2.6	2.4
Total long-term debt	1,106.9	1,186.6	921.8
Less: current portion of long-term debt	15.0	6.8	10.0
Long-term debt, less current portion	$1,091.9	$1,179.8	$911.8
As of January 31, 2025, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2025 and succeeding fiscal years are as follows:

(Dollars in millions)	January 31, 2025
2025 (remaining)	$10.0
2026	20.0
2027	270.0
2028	20.0
2029	465.0
2030	—
Thereafter	325.0
Total principal payments required	$1,110.0

6	Inventories, Net
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
Inventories, net were as follows:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Raw materials and work in process	$397.6	$431.0	$384.8
Finished goods and service parts	918.9	902.8	827.5
Total FIFO and average cost value	1,316.5	1,333.8	1,212.3
Less: adjustment to LIFO value	173.4	156.7	173.4
Total inventories, net	$1,143.1	$1,177.1	$1,038.9

7	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Land and land improvements	$72.2	$69.4	$72.8
Buildings and leasehold improvements	371.1	356.2	372.1
Machinery and equipment	675.2	625.6	676.9
Tooling	233.0	260.7	235.1
Computer hardware and software	103.4	98.9	103.2
Construction in process	134.0	151.8	116.9
Property, plant, and equipment, gross	1,588.9	1,562.6	1,577.0
Less: accumulated depreciation	951.1	923.4	932.2
Property, plant, and equipment, net	$637.8	$639.2	$644.8

8	Product Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Beginning balance	$150.2	$143.9
Changes in accrual related to warranties issued during the period	18.3	16.7
Payments made during the period	(18.9)	(20.6)
Changes in accrual related to pre-existing warranties	1.4	2.4
Ending balance	$151.0	$142.4

9	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of January 31, 2025, February 2, 2024 and October 31, 2024 was $48.0 million, $48.4 million, and $49.2 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

10	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Stock option awards	$1.7	$4.8
Performance share awards	0.6	1.1
Restricted stock unit awards	1.4	1.9
Unrestricted common stock awards	0.7	0.6
Total compensation cost for stock-based compensation awards	$4.4	$8.4
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

The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first three months of the following fiscal periods:

	Fiscal 2025	Fiscal 2024
Expected life of option in years	6.42	6.38
Expected stock price volatility	28.08%	26.75%
Risk-free interest rate	4.48%	3.94%
Expected dividend yield	1.43%	1.15%
Per share weighted-average fair value at date of grant	$25.58	$30.42
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first quarter of fiscal 2025 and 2024 was $80.21 and $99.60, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2025 and 2024 was $81.00 and $98.73, respectively.
Unrestricted Common Stock Awards
During the first three months of fiscal 2025 and 2024, 8,808 and 7,544 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

11	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Foreign currency translation adjustments	$43.8	$34.4	$33.9
Pension benefits	4.3	4.3	4.3
Cash flow derivative instruments	(0.9)	(3.7)	7.8
Total accumulated other comprehensive loss	$47.2	$35.0	$46.0

The components and activity of AOCL, net of tax, for the three month periods ended January 31, 2025 and February 2, 2024 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive loss (income) before reclassifications	9.9	—	(7.3)	2.6
Amounts reclassified from AOCL	—	—	(1.4)	(1.4)
Net current period other comprehensive loss (income)	9.9	—	(8.7)	1.2
Balance as of January 31, 2025	$43.8	$4.3	$(0.9)	$47.2

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive (income) loss before reclassifications	(7.3)	—	3.0	(4.3)
Amounts reclassified from AOCL	—	—	2.3	2.3
Net current period other comprehensive (income) loss	(7.3)	—	5.3	(2.0)
Balance as of February 2, 2024	$34.4	$4.3	$(3.7)	$35.0
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 15, Derivative Instruments and Hedging Activities.

12	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended
(Shares in millions)	January 31, 2025	February 2, 2024
Diluted
Weighted-average number of shares of common stock outstanding - Basic	101.3	104.4
Effect of dilutive shares	0.4	0.3
Weighted-average number of shares of common stock outstanding - Diluted	101.7	104.7
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,942,590 and 850,327 shares of common stock during the first three months of fiscal 2025 and 2024, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the three months ended January 31, 2025 and February 2, 2024 were $552.9 million and $425.6 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of January 31, 2025, February 2, 2024, and October 31, 2024 were $960.5 million, $963.9 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to the company as of January 31, 2025, February 2, 2024, and October 31, 2024 were $31.6 million, $25.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three months ended January 31, 2025 and February 2, 2024 were $148.9 million and $131.0 million, respectively. As of January 31, 2025, February 2, 2024, and October 31, 2024, $266.5 million, $202.6 million and $272.2 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of January 31, 2025, February 2, 2024 and October 31, 2024, the company was contingently liable to repurchase up to a maximum amount of $28.1 million, $28.7 million, and $29.5 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended January 31, 2025 and February 2, 2024.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of January 31, 2025, February 2, 2024 and October 31, 2024, $108.6 million, $103.2 million, and $98.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Operating lease expense	$8.6	$9.2
Short-term lease expense	1.1	1.0
Total lease expense	$9.7	$10.2

The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Right-of-use assets obtained in exchange for lease obligations	$4.5	$1.6
Operating cash flows for amounts included in the measurement of lease liabilities	$6.5	$7.5
The following table presents other lease information related to the company's operating leases:

	January 31, 2025	February 2, 2024	October 31, 2024
Weighted-average remaining lease term of operating leases in years	8.8	9.2	8.8
Weighted-average discount rate of operating leases	5.03%	4.87%	5.00%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of January 31, 2025:

(Dollars in millions)	January 31, 2025
2025 (remaining)	$19.0
2026	20.0
2027	16.4
2028	13.8
2029	10.9
Thereafter	61.8
Total future minimum operating lease payments	141.9
Less: imputed interest	23.9
Present value of operating lease liabilities	$118.0

15	Derivative Instruments and Hedging Activities
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
As of January 31, 2025, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $337.1 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$11.2	$6.9	$2.0
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	2.4	2.9	0.2
Total derivative assets	$13.6	$9.8	$2.2

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$4.5	$—	$4.7
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	0.3	—	0.8
Total derivative liabilities	$4.8	$—	$5.5
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$13.8	$10.6	$2.9
Derivative liabilities offsetting derivative assets	0.2	0.8	0.7
Net amount of derivative assets	$13.6	$9.8	$2.2

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$4.8	$—	$5.5
Derivative assets offsetting derivative liabilities	—	—	—
Net amount of derivative liabilities	$4.8	$—	$5.5

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended January 31, 2025 and February 2, 2024:

	Three Months Ended
	(Loss) Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	January 31, 2025	February 2, 2024	January 31, 2025	February 2, 2024
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$0.2	$0.9	$8.4	$(5.7)
Cost of sales	(1.6)	1.4	0.3	0.4
Total derivatives designated as cash flow hedging instruments	$(1.4)	$2.3	$8.7	$(5.3)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the first quarter of fiscal 2025 and fiscal 2024, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of January 31, 2025, the company expects to reclassify approximately $1.7 million of gains from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	January 31, 2025		February 2, 2024
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$995.0	$(659.4)	$1,001.9	$(657.4)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	0.2	(1.6)	0.9	1.4
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$0.2	$0.9	$0.8	$0.7
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Gain (loss) on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other gain (loss), net	$1.0	$(1.1)
Total gain (loss) on derivatives not designated as cash flow hedging instruments	$1.0	$(1.1)

16	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2025, February 2, 2024, and October 31, 2024, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
January 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$13.6	$—	$13.6	$—
Total assets	$13.6	$—	$13.6	$—

Liabilities:
Forward currency contracts	$4.8	$—	$4.8	$—
Total liabilities	$4.8	$—	$4.8	$—

		Fair Value Measurements Using Inputs Considered as:
February 2, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$9.8	$—	$9.8	$—
Total assets	$9.8	$—	$9.8	$—

Liabilities:
Forward currency contracts	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.2	$—	$2.2	$—
Total assets	$2.2	$—	$2.2	$—

Liabilities:
Forward currency contracts	$5.5	$—	$5.5	$—
Total liabilities	$5.5	$—	$5.5	$—

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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of January 31, 2025, February 2, 2024, and October 31, 2024, the company's long-term debt included $524.2 million, $524.2 million, and $524.2 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of January 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $513.3 million compared to its gross carrying amount of $524.2 million. As of February 2, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $512.6 million compared to its gross carrying amount of $524.2 million. As of October 31, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $520.4 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 5, Indebtedness.

17	Subsequent Events
The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
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
COMPANY OVERVIEW
The Toro Company is in the business of designing, manufacturing, marketing, and selling professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation systems; rental, specialty, and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Sustainability is integrated into our enterprise strategic priorities of accelerating profitable growth, driving productivity and operational excellence, and empowering our people. Our focus on alternative power, smart connected, and autonomous solutions, as well as our continued efforts to address sustainability-focused matters, are disclosed in our most recent Sustainability Report, which is not incorporated by reference into and does not form any part of this report.
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
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the first quarter of fiscal 2025, the AMP initiative has delivered cumulative cost savings of $10.7 million and anticipated annualized cost savings of $64.2 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the first quarter of fiscal 2025 were $995.0 million, down 0.7 percent compared to $1,001.9 million in the first quarter of fiscal 2024. Professional segment net sales for the first quarter of fiscal 2025 were $768.8 million, an increase of 1.6 percent compared to $756.5 million in the first quarter of the prior fiscal year. Residential segment net sales for the first quarter of fiscal 2025 were $221.0 million, a decrease of 8.0 percent compared to $240.1 million in the first quarter of the prior fiscal year.
Net earnings for the first quarter of fiscal 2025 were $52.8 million, or $0.52 per diluted share, compared to $64.9 million, or $0.62 per diluted share, for the first quarter of fiscal 2024. Adjusted net earnings for the first quarter of fiscal 2025 were $65.9 million, or $0.65 per diluted share, compared to $66.5 million, or $0.64 per diluted share, for the first quarter of fiscal 2024.
We continued our history of paying quarterly cash dividends and increased our cash dividend for the first quarter of fiscal 2025 by 5.6 percent to $0.38 per share compared to $0.36 per share paid in the first quarter of fiscal 2024. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $138.5 million of cash to our shareholders during the first three months of fiscal 2025.
Field inventory levels were higher as of the end of the first quarter of fiscal 2025 compared to the end of the first quarter of fiscal 2024, primarily due to increased balances of golf and grounds, underground construction, and lawn care products, partially offset by reduced balances of snow and ice management products.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was higher as of the end of the first quarter of fiscal 2025 compared to the end of the fourth quarter of fiscal 2024 primarily due to normal seasonal trends for lawn care products. Although manufacturing output and lead times for underground construction and golf and grounds products have improved, sustained demand for those products continues to keep order backlog significantly elevated over what the company would consider normal.
Net Sales
Consolidated net sales for the first quarter of fiscal 2025 were $995.0 million, down 0.7 percent compared to $1,001.9 million in the first quarter of fiscal 2024. This decrease was primarily driven by lower shipments of Residential segment products and the prior year divestiture of the Pope Products ("Pope") garden watering and irrigation business, partially offset by higher shipments of Professional segment products.
Net sales in international markets increased by $6.4 million for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This increase was primarily due to higher shipments of Professional segment products, partially offset by lower shipments of Residential segment products. Changes in foreign currency exchange rates resulted in a decrease in our net sales of approximately $4.1 million for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended
	January 31, 2025	February 2, 2024
Net sales	100.0%	100.0%
Cost of sales	(66.3)	(65.6)
Gross profit	33.7	34.4
Selling, general and administrative expense	(25.9)	(25.6)
Operating earnings	7.8	8.8
Interest expense	(1.5)	(1.6)
Other income, net	0.3	0.8
Earnings before income taxes	6.6	8.0
Income tax provision	(1.3)	(1.5)
Net earnings	5.3%	6.5%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2025 was $335.6 million, down 2.6 percent compared to $344.5 million in the first quarter of fiscal 2024. Adjusted gross profit for the first quarter of fiscal 2025 was $339.4 million, down 1.5 percent compared to $344.5 million in the first quarter of fiscal 2024. Gross margin was 33.7 percent for the first quarter of fiscal 2025 compared to 34.4 percent for the first quarter of fiscal 2024, a decrease of 70 basis points. The decrease in gross margin was primarily due to higher material and manufacturing costs, partially offset by productivity improvements.

Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $1.9 million, or 0.7 percent, for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. As a percentage of net sales, SG&A expense increased 30 basis points for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The increase in SG&A expense as a percentage of net sales for the first quarter comparison was primarily due to higher productivity initiative charges, partially offset by lower marketing costs.
Interest Expense
Interest expense decreased $1.2 million for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The decrease in interest expense was primarily due to lower average outstanding borrowings and lower average interest rates.
Other Income, Net
Other income, net decreased $4.4 million for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The decrease in other income, net was primarily due to the unfavorable impact from derivative instruments.
Income Tax Provision
The effective tax rate for the first quarter of fiscal 2025 was 20.1 percent compared to 19.0 percent in the first quarter of fiscal 2024, primarily due to lower tax benefits recorded as excess tax deductions for stock-based compensation, partially offset by a more favorable geographic mix of earnings. The adjusted effective tax rate for the first quarter of fiscal 2025 was 20.2 percent, compared to 20.8 percent in the first quarter of fiscal 2024, primarily driven by a more favorable geographic mix of earnings.
Net Earnings
Net earnings for the first quarter of fiscal 2025 were $52.8 million, or $0.52 per diluted share, compared to $64.9 million, or $0.62 per diluted share, for the first quarter of fiscal 2024. The decrease in net earnings per diluted share was primarily due to higher productivity initiative charges and lower Residential segment earnings, partially offset by higher Professional segment earnings. Adjusted net earnings for the first quarter of fiscal 2025 were $65.9 million, or $0.65 per diluted share, compared to $66.5 million, or $0.64 per diluted share, for the first quarter of fiscal 2024.
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

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024	Dollar Value Change	Percentage Change
Professional	$768.8	$756.5	$12.3	1.6%
Residential	221.0	240.1	(19.1)	(8.0)
Other	5.2	5.3	(0.1)	(1.9)
Total net sales*	$995.0	$1,001.9	$(6.9)	(0.7)%

*Includes international net sales of:	$211.4	$205.0	$6.4	3.1%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024	Dollar Value Change	Percentage Change
Professional	$127.2	$112.8	$14.4	12.8%
Residential	17.2	23.5	(6.3)	(26.8)
Other	(78.3)	(56.2)	(22.1)	(39.3)
Total segment earnings	$66.1	$80.1	$(14.0)	(17.5)%

Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2025 increased 1.6 percent compared to the first quarter of fiscal 2024. This increase was driven primarily by higher shipments of golf and grounds products and zero-turn mowers, along with net price realization, partially offset by lower shipments of compact utility loaders.
Segment Earnings
Professional segment earnings for the first quarter of fiscal 2025 increased 12.8 percent compared to the first quarter of fiscal 2024, and Professional segment earnings margin increased to 16.5 percent from 14.9 percent in the first quarter of fiscal 2024. The increase in Professional segment earnings margin was primarily due to net sales leverage, product mix, and productivity improvements, partially offset by higher material, manufacturing, and freight costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of fiscal 2025 decreased 8.0 percent compared to the first quarter of fiscal 2024. The decrease in Residential segment net sales was primarily driven by lower shipments of snow and portable power products, the prior year Pope divestiture, and higher sales promotions and incentives, partially offset by higher shipments of zero-turn and walk power mowers.
Segment Earnings
Residential segment earnings for the first quarter of fiscal 2025 decreased 26.8 percent compared to the first quarter of fiscal 2024, and Residential segment earnings margin decreased to 7.8 percent from 9.8 percent in the first quarter of fiscal 2024. The decrease in Residential segment earnings margin was largely driven by higher material, manufacturing, and freight costs, higher sales promotions and incentives, and product mix, partially offset by productivity improvements.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the first quarter of fiscal 2025 decreased by $0.1 million compared to the same period in fiscal 2024.
Other Operating Loss
The operating loss for our Other activities for the first quarter of fiscal 2025 increased $22.1 million compared to the first quarter of fiscal 2024, primarily due to higher productivity initiative charges, higher corporate expenses, and the unfavorable impact from derivative instruments.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the first quarter of fiscal 2025 increased $5.2 million, or 1.1 percent, compared to the end of the first quarter of fiscal 2024, primarily driven by increased international shipments, partially offset by lower mass channel shipments. Inventory levels were down $34.0 million, or 2.9 percent, as of the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to lower balances of lawn care products, partially offset by higher balances of compact utility loaders. Accounts payable increased $25.3 million, or 6.0 percent, as of the end of the first quarter of fiscal 2025 compared to the end of the first quarter of fiscal 2024, primarily due to higher purchases.
Cash Flow
Cash Flows from Operating Activities
Net cash used in operating activities for the first three months of fiscal 2025 was $48.6 million compared to $92.2 million for the first three months of fiscal 2024. This change was mainly due to net favorable fluctuations in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities for the first three months of fiscal 2025 was $19.1 million compared to $19.1 million for the first three months of fiscal 2024.

Cash Flows from Financing Activities
Net cash provided by financing activities for the first three months of fiscal 2025 was $44.6 million compared to $114.1 million for the first three months of fiscal 2024. This change was mainly due to higher common stock repurchases, partially offset by higher borrowings under the revolving credit facility.
Liquidity and Capital Resources
As of January 31, 2025, we had available liquidity of $884.1 million, consisting of cash and cash equivalents of $171.3 million, of which $117.6 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $712.8 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The following is a summary of our indebtedness:

(Dollars in millions)	January 31, 2025	February 2, 2024	October 31, 2024
Revolving credit facility, due October 2029	$185.0	$195.0	$—
Term loan, due October 2029	200.0	270.0	200.0
Term loan, due April 2027	200.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.2	124.2	124.2
Less: unamortized debt issuance costs	2.3	2.6	2.4
Total long-term debt	1,106.9	1,186.6	921.8
Less: current portion of long-term debt	15.0	6.8	10.0
Long-term debt, less current portion	$1,091.9	$1,179.8	$911.8
As of January 31, 2025, we had $185.0 million outstanding borrowings under our revolving credit facility and $2.2 million outstanding under the sublimit for standby letters of credit, which resulted in $712.8 million of unutilized availability under our revolving credit facility's $900 million borrowing capacity.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.38 per share for the first quarter of fiscal 2025 that was paid on January 13, 2025. This was an increase of 5.6 percent over our cash dividend of $0.36 per share for the first quarter of fiscal 2024. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2025.
Common Stock Repurchases
During the first three months of fiscal 2025, we repurchased 1,240,496 shares of our common stock under our stock repurchase program, thereby reducing our total shares of common stock outstanding. As of January 31, 2025, 6,931,461 shares of common stock remained available for repurchase under our stock repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2025, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, investment priorities, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes to our customer financing arrangements during the first three months of fiscal 2025.

Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the three month periods ended January 31, 2025 and February 2, 2024 were $552.9 million and $425.6 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of January 31, 2025, February 2, 2024 and October 31, 2024 were $960.5 million, $963.9 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to us as of January 31, 2025, February 2, 2024 and October 31, 2024 were $31.6 million, $25.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three month periods ended January 31, 2025 and February 2, 2024 were $148.9 million and $131.0 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of January 31, 2025, February 2, 2024, and October 31, 2024 were $266.5 million, $202.6 million, and $272.2 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of January 31, 2025, February 2, 2024, and October 31, 2024, we were contingently liable to repurchase up to a maximum amount of $28.1 million, $28.7 million, and $29.5 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended January 31, 2025 and February 2, 2024. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three month periods ended January 31, 2025 and February 2, 2024:

	Three Months Ended
(Dollars in millions, except per share data)	January 31, 2025	February 2, 2024
Gross profit	$335.6	$344.5
Productivity initiative[1]	3.8	—
Adjusted gross profit	$339.4	$344.5

Gross margin	33.7%	34.4%
Productivity initiative[1]	0.4%	—%
Adjusted gross margin	34.1%	34.4%

Operating earnings	$77.8	$88.6
Productivity initiative[1]	16.2	3.9
Adjusted operating earnings	$94.0	$92.5

Operating earnings margin	7.8%	8.8%
Productivity initiative[1]	1.6%	0.4%
Adjusted operating earnings margin	9.4%	9.2%

Earnings before income taxes	$66.1	$80.1
Productivity initiative[1]	16.5	3.9
Adjusted earnings before income taxes	$82.6	$84.0

Income tax provision	$13.3	$15.2
Productivity initiative[1]	3.3	0.8
Tax impact of share-based compensation[2]	0.1	1.5
Adjusted income tax provision	$16.7	$17.5

Net earnings	$52.8	$64.9
Productivity initiative, net of tax[1]	13.2	3.1
Tax impact of stock-based compensation[2]	(0.1)	(1.5)
Adjusted net earnings	$65.9	$66.5

Net earnings per diluted share	$0.52	$0.62
Productivity initiative, net of tax[1]	0.13	0.03
Tax impact of stock-based compensation[2]	—	(0.01)
Adjusted net earnings per diluted share	$0.65	$0.64

Effective tax rate	20.1%	19.0%
Tax impact of stock-based compensation[2]	0.1%	1.8%
Adjusted effective tax rate	20.2%	20.8%
1    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three month periods ended January 31, 2025 and February 2, 2024 primarily represent severance and termination benefits, third-party consulting costs, facility exit costs, compensation for fully-dedicated AMP personnel, and product-line exit costs.
2    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three month periods ended January 31, 2025 and February 2, 2024.

Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the three month periods ended January 31, 2025 and February 2, 2024:

	Three Months Ended
(Dollars in millions)	January 31, 2025	February 2, 2024
Net cash used in operating activities	$(48.6)	$(92.2)
Less: Purchases of property, plant, and equipment	19.1	19.1
Free cash flow	$(67.7)	$(111.3)
Net earnings	$52.8	$64.9
Free cash flow conversion percentage	(128.2)%	(171.5)%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 for a discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2024 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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

The foreign currency exchange contracts in the table below have maturity dates in fiscal 2025 through fiscal 2027. All items are non-trading and stated in U.S. dollars. As of January 31, 2025, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6558	$96.5	$101.1	$4.6
Buy U.S. dollar/Sell Canadian dollar	1.3583	47.7	49.9	2.2
Buy U.S. dollar/Sell Euro	1.1006	178.6	185.0	6.4
Buy U.S. dollar/Sell British pound	1.2517	56.3	56.6	0.3
Buy Mexican peso/Sell U.S. dollar	19.9279	$67.1	$62.4	$(4.7)
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of January 31, 2025 includes $524.2 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $400.0 million of gross variable rate debt under our term loan credit agreements, and $185.0 million outstanding under our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's stock repurchase program. The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of the company's common stock purchased by the company during each of the three fiscal months in the company's first quarter ended January 31, 2025:

Period	Total Number of Shares (or Units) Purchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1,2]
November 1, 2024 through November 29, 2024	304,068	$82.22	304,068	7,867,889
November 30, 2024 through January 3, 2025	495,804	80.64	495,804	7,372,085
January 4, 2025 through January 31, 2025	442,297	79.47	440,624	6,931,461
Total	1,242,169	$80.61	1,240,496
1    On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of common stock under the stock repurchase program. The company repurchased 1,240,496 shares under this tranche of the stock repurchase program during the period indicated above and as a result, 2,931,461 shares remained available to repurchase as of January 31, 2025.
2    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. No shares were repurchased under this tranche of the stock repurchase program during the time period indicated above.
3    Includes 1,673 shares of the company’s common stock repurchased in open-market transactions at an average price of $78.32 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,673 shares were not repurchased under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s first quarter ended January 31, 2025, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2025, filed with the SEC on March 6, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended January 31, 2025 and February 2, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended January 31, 2025 and February 2, 2024, (iii) Condensed Consolidated Balance Sheets as of January 31, 2025, February 2, 2024, and October 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended January 31, 2025 and February 2, 2024, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended January 31, 2025 and February 2, 2024, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 6, 2025	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)