Form 10-Q
period 2025-08-01
TORO CO
filed 2025-09-04
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 1, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of August 28, 2025 was 97,862,143.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties; the anticipated impacts of elevated field inventory levels and backlog, global supply chain disruptions, the inflationary environment, the imposition, or threat of imposition, of tariffs and strategies to mitigate the effect thereof, governmental budget cuts, current wars and international sanctions, and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; acquisitions and any impairment, restructuring, or other charges resulting therefrom; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Continuing disruption and/or shortages in the availability and cost of commodities, components, parts, or accessories used in our products, including as a result of recent tariffs, and the effect of our supply chain strategies to mitigate the effect of tariffs;
•Our ability and the ability of our distribution channel customers to maintain appropriate inventory levels, including as a result of global supply chain disruptions or changes in purchasing patterns by customers, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
•Risks associated with our acquisitions and alliances, strong customer relations, and new joint ventures, investments, or partnerships and our failure to successfully complete divestitures or other restructuring activities, including without limitation our ability to integrate acquired businesses, loss of substantial customers, and the ability of acquired companies or our alliances, joint ventures, investments or partnerships to achieve satisfactory operating results, including results being accretive to earnings, realization of synergies and expected cash flow generation, which could lead to impairment, restructuring, and other charges;
•Our ability to leverage new, expanded or emerging markets, such as the broadband, fiber, digital and data center infrastructure market, and our ability to continue to enhance existing products and develop and market new products that respond to customer needs and preferences and achieve market acceptance, including in particular increased digital, alternative power, smart connected, and autonomous solutions;

•Changes in our product mix or geographic mix;
•Effect of competition;
•Our ability to cost-effectively expand and renovate existing facilities, open and manage new or acquired facilities, move production from or between manufacturing facilities, and/or any disruption at or near any of our facilities or other operations or those of our suppliers, distribution channel customers, mass retailers, or home centers where our products are sold;
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
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates, including the effects of the One Big Beautiful Bill Act;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net sales	$1,131.3	$1,156.9	$3,444.2	$3,507.8
Cost of sales	749.5	754.1	2,290.1	2,307.5
Gross profit	381.8	402.8	1,154.1	1,200.3
Selling, general and administrative expense	235.9	254.7	755.6	776.0
Non-cash impairment charge	81.1	—	81.1	—
Operating earnings	64.8	148.1	317.4	424.3
Interest expense	(15.1)	(14.5)	(45.9)	(47.4)
Other income, net	8.1	10.6	21.1	26.6
Earnings before income taxes	57.8	144.2	292.6	403.5
Income tax provision	4.3	24.9	49.5	74.5
Net earnings	$53.5	$119.3	$243.1	$329.0

Basic net earnings per share of common stock	$0.54	$1.15	$2.43	$3.16

Diluted net earnings per share of common stock	$0.54	$1.14	$2.42	$3.14

Weighted-average number of shares of common stock outstanding — Basic	98.8	104.0	100.0	104.2

Weighted-average number of shares of common stock outstanding — Diluted	99.0	104.5	100.3	104.8
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net earnings	$53.5	$119.3	$243.1	$329.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.0	1.6	5.9	6.9
Derivative instruments, net of tax of $0.1; $(0.8); $(1.5); $(2.3), respectively	3.5	(8.7)	2.6	(12.8)
Other comprehensive income (loss), net of tax	4.5	(7.1)	8.5	(5.9)
Comprehensive income	$58.0	$112.2	$251.6	$323.1
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	August 1, 2025	August 2, 2024	October 31, 2024
ASSETS
Cash and cash equivalents	$201.0	$221.1	$199.5
Receivables, net	472.7	532.3	459.7
Inventories, net	1,036.2	1,082.0	1,038.9
Prepaid expenses and other current assets	84.2	78.5	66.8
Total current assets	1,794.1	1,913.9	1,764.9

Property, plant, and equipment, net	629.1	635.7	644.8
Goodwill	450.8	450.2	450.3
Other intangible assets, net	398.6	512.4	498.7
Right-of-use assets	105.6	113.2	114.5
Investment in finance affiliate	41.3	46.4	49.2
Deferred income taxes	85.6	38.3	45.0
Other assets	14.7	21.3	15.4
Total assets	$3,519.8	$3,731.4	$3,582.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$20.0	$25.3	$10.0
Accounts payable	385.0	437.8	452.7
Accrued liabilities	534.3	501.6	493.0
Short-term lease liabilities	16.6	19.7	20.3
Total current liabilities	955.9	984.4	976.0

Long-term debt, less current portion	1,012.2	966.6	911.8
Long-term lease liabilities	92.8	99.1	99.1
Deferred income taxes	0.6	0.4	0.5
Other long-term liabilities	47.2	44.5	43.5

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 97,851,312 shares as of August 1, 2025, 103,062,017 shares as of August 2, 2024, and 101,472,125 shares as of October 31, 2024	97.9	103.1	101.5
Retained earnings	1,350.7	1,576.2	1,496.4
Accumulated other comprehensive loss	(37.5)	(42.9)	(46.0)
Total stockholders’ equity	1,411.1	1,636.4	1,551.9
Total liabilities and stockholders’ equity	$3,519.8	$3,731.4	$3,582.8
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	August 1, 2025	August 2, 2024
Cash flows from operating activities:
Net earnings	$243.1	$329.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(14.6)	(15.8)
Distributions from finance affiliate, net	22.5	20.0
Depreciation of property, plant, and equipment	72.6	65.5
Amortization of other intangible assets	23.2	26.3
Stock-based compensation expense	15.3	19.5
Non-cash impairment charge	81.1	—
Other	2.5	0.1
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(11.9)	(123.5)
Inventories, net	(6.4)	(1.9)
Other assets	(31.1)	9.6
Accounts payable	(69.9)	5.1
Other liabilities	22.5	(4.1)
Net cash provided by operating activities	348.9	329.8

Cash flows from investing activities:
Purchases of property, plant, and equipment	(57.0)	(63.6)
Proceeds from sales of property, plant, and equipment	0.8	0.2
Proceeds from insurance claim	—	4.3
Acquisitions, net of cash received	(4.2)	(0.8)
Divestitures	9.7	16.5
Net cash used in investing activities	(50.7)	(43.4)

Cash flows from financing activities:
Borrowings under debt arrangements[1]	840.0	355.0
Repayments under debt arrangements[1]	(730.0)	(395.0)
Proceeds from exercise of stock options	1.8	8.6
Payments of withholding taxes for stock awards	(3.0)	(3.9)
Common stock repurchases	(290.0)	(109.2)
Dividends paid on common stock	(113.8)	(112.6)
Other	(3.1)	(3.4)
Net cash used in financing activities	(298.1)	(260.5)

Effect of exchange rates on cash and cash equivalents	1.4	2.1

Net increase in cash and cash equivalents	1.5	28.0
Cash and cash equivalents as of the beginning of the fiscal period	199.5	193.1
Cash and cash equivalents as of the end of the fiscal period	$201.0	$221.1
1 Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash used in financing activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 2, 2025	$99.0	$1,419.6	$(42.0)	$1,476.6
Cash dividends paid on common stock - $0.38 per share	—	(37.5)	—	(37.5)
Issuance of 83,064 shares of common stock under stock-based compensation plans	0.2	0.3	—	0.5
Stock-based compensation expense	—	5.5	—	5.5
Repurchase of 1,245,251 shares of common stock	(1.3)	(90.7)	—	(92.0)
Other comprehensive income	—		4.5	4.5
Net earnings	—	53.5	—	53.5
Balance as of August 1, 2025	$97.9	$1,350.7	$(37.5)	$1,411.1

Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
Cash dividends paid on common stock - $1.14 per share	—	(113.8)	—	(113.8)
Issuance of 206,816 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares of common stock to a deferred compensation trust	0.2	1.6	—	1.8
Stock-based compensation expense	—	15.3	—	15.3
Repurchase of 3,818,956 shares of common stock	(3.8)	(291.9)	—	(295.7)
Other comprehensive income	—		8.5	8.5
Net earnings	—	243.1	—	243.1
Balance as of August 1, 2025	$97.9	$1,350.7	$(37.5)	$1,411.1

Balance as of May 3, 2024	$104.0	$1,583.2	$(35.8)	$1,651.4
Cash dividends paid on common stock - $0.36 per share	—	(37.5)	—	(37.5)
Issuance of 169,273 shares of common stock under stock-based compensation plans	0.2	6.5	—	6.7
Stock-based compensation expense	—	4.2	—	4.2
Repurchase of 1,081,307 shares of common stock	(1.1)	(99.5)	—	(100.6)
Other comprehensive loss	—	—	(7.1)	(7.1)
Net loss	—	119.3	—	119.3
Balance as of August 2, 2024	$103.1	$1,576.2	$(42.9)	$1,636.4

Balance as of October 31, 2023	$103.8	$1,444.1	$(37.0)	$1,510.9
Cash dividends paid on common stock - $1.08 per share	—	(112.6)	—	(112.6)
Issuance of 493,194 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares to a deferred compensation trust	0.5	8.1	—	8.6
Stock-based compensation expense	—	19.5	—	19.5
Repurchase of 1,220,136 shares of common stock	(1.2)	(111.9)	—	(113.1)
Other comprehensive income	—	—	(5.9)	(5.9)
Net earnings	—	329.0	—	329.0
Balance as of August 2, 2024	$103.1	$1,576.2	$(42.9)	$1,636.4
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
August 1, 2025

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the nine months ended August 1, 2025 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2025.
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
New Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued accounting standard update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses on accounts receivable and contract assets. The amended guidance is optional and, if the company elects the practical expedient and accounting policy election, will become effective for the company's fiscal 2026 annual period and interim periods beginning with the first quarter of fiscal 2026. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated quantitative disclosure, in the notes to the financial statements, of prescribed expense categories included within relevant income statement expense captions. The amended guidance will become effective for the company's fiscal 2028 annual period, and interim periods beginning with the first quarter of fiscal 2029. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
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
Acquisition
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

Divestitures
Auger Boring
During the third quarter of fiscal 2025, the company completed the sale of assets related to the auger boring product line, a subset of the American Augers brand. The financial results have historically been included in the company's Professional segment. The divestiture was immaterial in relation to the company's Consolidated Financial Condition and Results of Operations.
Trencor
During the third quarter of fiscal 2025, the company completed the sale of assets related to the Trencor brand. The financial results have historically been included in the company's Professional segment. The divestiture was immaterial in relation to the company's Consolidated Financial Condition and Results of Operations.

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
The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended August 1, 2025	Professional	Residential	Other	Total
Net sales	$930.8	$192.8	$7.7	$1,131.3
Intersegment gross sales (eliminations)	17.5	0.2	(17.7)	—
Earnings (loss) before income taxes[1]	$198.5	$3.7	$(144.4)	$57.8

Nine Months Ended August 1, 2025	Professional	Residential	Other	Total
Net sales	$2,713.7	$711.2	$19.3	$3,444.2
Intersegment gross sales (eliminations)	51.9	0.2	(52.1)	—
Earnings (loss) before income taxes[1]	527.8	37.0	(272.2)	292.6
Total assets	$2,518.6	$486.4	$514.8	$3,519.8

Three Months Ended August 2, 2024	Professional	Residential	Other	Total
Net sales	$880.9	$267.5	$8.5	$1,156.9
Intersegment gross sales (eliminations)	17.2	0.1	(17.3)	—
Earnings (loss) before income taxes	$165.7	$32.6	$(54.1)	$144.2

Nine Months Ended August 2, 2024	Professional	Residential	Other	Total
Net sales	$2,643.0	$843.2	$21.6	$3,507.8
Intersegment gross sales (eliminations)	39.0	0.2	(39.2)	—
Earnings (loss) before income taxes	469.2	92.2	(157.9)	403.5
Total assets	$2,714.6	$576.9	$439.9	$3,731.4
1    Other activities earnings (loss) before income taxes includes an $81.1 million non-cash impairment charge recorded during the third quarter of fiscal 2025 related to the Spartan trade name. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, Net

The following table presents the details of operating loss before income taxes for the company's Other activities:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Corporate expenses[1]	$(139.5)	$(44.5)	$(253.5)	$(135.1)
Interest expense	(15.1)	(14.5)	(45.9)	(47.4)
Earnings from the company's wholly-owned domestic distribution company and other income, net	10.2	4.9	27.2	24.6
Total operating loss	$(144.4)	$(54.1)	$(272.2)	$(157.9)
1    Corporate expenses reported within Other activities operating loss before income taxes includes an $81.1 million non-cash impairment charge recorded during the third quarter of fiscal 2025 related to the Spartan trade name. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, Net

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended August 1, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$815.7	$192.6	$6.3	$1,014.6
Irrigation	115.1	0.2	1.4	116.7
Total net sales	$930.8	$192.8	$7.7	$1,131.3

Revenue by geographic market:
United States	$755.2	$169.2	$7.7	$932.1
International countries	175.6	23.6	—	199.2
Total net sales	$930.8	$192.8	$7.7	$1,131.3

Nine Months Ended August 1, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,369.9	$709.6	$15.4	$3,094.9
Irrigation	343.8	1.6	3.9	349.3
Total net sales	$2,713.7	$711.2	$19.3	$3,444.2

Revenue by geographic market:
United States	$2,135.8	$622.9	$19.3	$2,778.0
International countries	577.9	88.3	—	666.2
Total net sales	$2,713.7	$711.2	$19.3	$3,444.2

Three Months Ended August 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$772.8	$265.0	$5.6	$1,043.4
Irrigation	108.1	2.5	2.9	113.5
Total net sales	$880.9	$267.5	$8.5	$1,156.9

Revenue by geographic market:
United States	$694.0	$236.2	$8.5	$938.7
International countries	186.9	31.3	—	218.2
Total net sales	$880.9	$267.5	$8.5	$1,156.9

Nine Months Ended August 2, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,300.3	$827.1	$16.0	$3,143.4
Irrigation	342.7	16.1	5.6	364.4
Total net sales	$2,643.0	$843.2	$21.6	$3,507.8

Revenue by geographic market:
United States	$2,054.8	$740.0	$21.6	$2,816.4
International countries	588.2	103.2	—	691.4
Total net sales	$2,643.0	$843.2	$21.6	$3,507.8
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of August 1, 2025 and October 31, 2024, $31.9 million and $29.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended August 1, 2025, the company recognized $2.9 million and $11.4 million, respectively, of the October 31, 2024 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.7 million of the October 31, 2024 deferred revenue amount within net sales throughout the remainder of fiscal 2025, $8.0 million in fiscal 2026, and $7.5 million thereafter.

5	Goodwill and Other Intangible Assets, Net
Impairment
During the third quarter of fiscal 2025, the company identified that future expected cash flows of the Spartan business were lower than previously expected primarily due to a decline in customer demand for many of its products associated with homeowners who prefer professional grade products.

Based on the above factors, the company concluded it was more likely than not that the indefinite-lived Spartan trade name intangible asset was impaired. As such, during the third quarter of fiscal 2025 the company performed a quantitative impairment analysis to compare the fair value of the Spartan trade name intangible asset with its respective carrying amount.

The fair value of the Spartan trade name intangible asset was determined using the relief-from-royalty method under the income approach which utilized various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. Inputs used to estimate the fair value included significant unobservable inputs that reflect the company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessment is classified within Level 3 of the fair value hierarchy.

As a result of the analysis, during the third quarter of fiscal 2025, the company concluded that the indefinite-lived Spartan trade name intangible asset of $81.1 million, reported under the Professional segment, was fully impaired. The impairment charge is included in the Non-cash impairment charge caption on the Condensed Consolidated Statements of Earnings. The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in the intangible asset.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2025 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2024	$440.4	$9.9	$—	$450.3
Translation adjustments	0.4	0.1	—	0.5
Balance as of August 1, 2025	$440.8	$10.0	$—	$450.8

Other Intangible Assets, Net
The components of other intangible assets, net as of August 1, 2025, August 2, 2024, and October 31, 2024 were as follows (dollars in millions):

August 1, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.1)	$1.0
Customer-related	16.0	320.0	(142.9)	177.1
Developed technology	7.0	107.1	(80.7)	26.4
Trade names	13.7	10.8	(7.2)	3.6
Total finite-lived	13.7	448.0	(239.9)	208.1
Indefinite-lived - trade names		190.5		190.5
Total other intangible assets, net		$638.5	$(239.9)	$398.6

August 2, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.6)	$1.6
Customer-related	15.8	327.7	(124.8)	202.9
Developed technology	7.1	102.9	(70.4)	32.5
Trade names	13.7	10.7	(6.9)	3.8
Total finite-lived	13.5	459.5	(218.7)	240.8
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$731.1	$(218.7)	$512.4

October 31, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.7)	$1.5
Customer-related	16.0	319.9	(128.0)	191.9
Developed technology	7.1	102.9	(72.9)	30.0
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.7	(224.6)	227.1
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$723.3	$(224.6)	$498.7
Amortization expense for finite-lived intangible assets for the three and nine months ended August 1, 2025 was $7.6 million and $23.2 million, respectively. Amortization expense for finite-lived intangible assets for the three and nine months ended August 2, 2024 was $8.8 million and $26.3 million, respectively. As of August 1, 2025, estimated amortization expense for the remainder of fiscal 2025 and succeeding fiscal years is as follows:

(Dollars in millions)	August 1, 2025
2025 (remaining)	$7.5
2026	29.7
2027	24.7
2028	22.1
2029	20.9
2030	19.7
Thereafter	83.5
Total estimated amortization expense	$208.1

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Revolving credit facility, due October 2029	$115.0	$—	$—
Term loan, due October 2029	200.0	270.0	200.0
Term loan, due April 2027	195.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2	124.2
Less: unamortized debt issuance costs	2.1	2.3	2.4
Total long-term debt	1,032.2	991.9	921.8
Less: current portion of long-term debt	20.0	25.3	10.0
Long-term debt, less current portion	$1,012.2	$966.6	$911.8
As of August 1, 2025, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2025 and succeeding fiscal years are as follows:

(Dollars in millions)	August 1, 2025
2025 (remaining)	$5.0
2026	20.0
2027	270.0
2028	20.0
2029	395.0
2030	—
Thereafter	325.0
Total principal payments required	$1,035.0

7	Inventories, Net
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
Inventories, net were as follows:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Raw materials and work in process	$377.4	$395.2	$384.8
Finished goods and service parts	832.2	843.5	827.5
Total FIFO and average cost value	1,209.6	1,238.7	1,212.3
Less: adjustment to LIFO value	173.4	156.7	173.4
Total inventories, net	$1,036.2	$1,082.0	$1,038.9

8	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Land and land improvements	$74.3	$70.2	$72.8
Buildings and leasehold improvements	375.3	360.0	372.1
Machinery and equipment	682.0	642.2	676.9
Tooling	240.4	261.4	235.1
Computer hardware and software	99.1	99.8	103.2
Construction in process	150.5	165.2	116.9
Property, plant, and equipment, gross	1,621.6	1,598.8	1,577.0
Less: accumulated depreciation	992.5	963.1	932.2
Property, plant, and equipment, net	$629.1	$635.7	$644.8

9	Product Warranty Guarantees
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
The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Beginning balance	$155.8	$151.4	$150.2	$143.9
Changes in accrual related to warranties issued during the period	22.4	20.0	67.3	60.4
Payments made during the period	(28.0)	(23.9)	(68.9)	(64.0)
Changes in accrual related to pre-existing warranties	(0.4)	0.2	1.2	7.4
Ending balance	$149.8	$147.7	$149.8	$147.7

10	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of August 1, 2025, August 2, 2024 and October 31, 2024 was $41.3 million, $46.4 million, and $49.2 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Stock option awards	$2.6	$3.2	$6.9	$11.3
Performance share awards	1.3	(1.0)	3.0	1.6
Restricted stock unit awards	1.6	2.0	4.7	6.0
Unrestricted common stock awards	—	—	0.7	0.6
Total compensation cost for stock-based compensation awards	$5.5	$4.2	$15.3	$19.5
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first nine months of the following fiscal periods:

	Fiscal 2025	Fiscal 2024
Expected life of option in years	6.42	6.37
Expected stock price volatility	28.08%	26.76%
Risk-free interest rate	4.47%	3.95%
Expected dividend yield	1.43%	1.15%
Per share weighted-average fair value at date of grant	$25.52	$30.39
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first nine months of fiscal 2025 and 2024 was $80.04 and $99.60, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to certain employees who are not executive officers. Occasionally, restricted stock unit awards may be granted, including to executive officers, in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2025 and 2024 was $74.51 and $96.73, respectively.
Unrestricted Common Stock Awards
During the first nine months of fiscal 2025 and 2024, 8,808 and 7,544 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the third quarter of fiscal 2025 and 2024.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Foreign currency translation adjustments	$28.0	$34.8	$33.9
Pension benefits	4.3	4.3	4.3
Cash flow derivative instruments	5.2	3.8	7.8
Total accumulated other comprehensive loss	$37.5	$42.9	$46.0
The components and activity of AOCL, net of tax, for the three and nine month periods ended August 1, 2025 and August 2, 2024 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 2, 2025	$29.0	$4.3	$8.7	$42.0
Other comprehensive income before reclassifications	(1.0)	—	(1.3)	(2.3)
Amounts reclassified from AOCL	—	—	(2.2)	(2.2)
Net current period other comprehensive income	(1.0)	—	(3.5)	(4.5)
Balance as of August 1, 2025	$28.0	$4.3	$5.2	$37.5

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive (income) loss before reclassifications	(5.9)	—	1.3	(4.6)
Amounts reclassified from AOCL	—	—	(3.9)	(3.9)
Net current period other comprehensive income	(5.9)	—	(2.6)	(8.5)
Balance as of August 1, 2025	$28.0	$4.3	$5.2	$37.5

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 3, 2024	$36.4	$4.3	$(4.9)	$35.8
Other comprehensive loss (income) before reclassifications	(1.6)	—	7.1	5.5
Amounts reclassified from AOCL	—	—	1.6	1.6
Net current period other comprehensive loss (income)	(1.6)	—	8.7	7.1
Balance as of August 2, 2024	$34.8	$4.3	$3.8	$42.9

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive income before reclassifications	(6.9)	—	6.5	(0.4)
Amounts reclassified from AOCL	—	—	6.3	6.3
Net current period other comprehensive (income) loss	(6.9)	—	12.8	5.9
Balance as of August 2, 2024	$34.8	$4.3	$3.8	$42.9
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended		Nine Months Ended
(Shares in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Diluted
Weighted-average number of shares of common stock outstanding - Basic	98.8	104.0	100.0	104.2
Effect of dilutive shares	0.2	0.5	0.3	0.6
Weighted-average number of shares of common stock outstanding - Diluted	99.0	104.5	100.3	104.8
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 2,533,605 and 1,722,300 shares of common stock during the third quarter of fiscal 2025 and 2024, respectively, and to purchase 2,106,309 and 1,652,878 shares of common stock during the first nine months of fiscal 2025 and 2024, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the nine months ended August 1, 2025 and August 2, 2024 were $2,019.9 million and $1,882.3 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of August 1, 2025, August 2, 2024, and October 31, 2024 were $821.1 million, $927.8 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to the company as of August 1, 2025, August 2, 2024, and October 31, 2024 were $33.5 million, $28.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine months ended August 1, 2025 and August 2, 2024 were $505.7 million and $442.0 million, respectively. As of August 1, 2025, August 2, 2024, and October 31, 2024, $272.1 million, $228.5 million and $272.2 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.

Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of August 1, 2025, August 2, 2024 and October 31, 2024, the company was contingently liable to repurchase up to a maximum amount of $30.7 million, $30.2 million, and $29.5 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 1, 2025 and August 2, 2024.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of August 1, 2025, August 2, 2024 and October 31, 2024, $73.9 million, $315.3 million, and $98.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Operating lease expense	$9.5	$8.9	$27.0	$27.5
Short-term lease expense	1.1	1.3	3.6	3.4
Variable lease expense	0.7	0.1	1.4	0.2
Total lease expense	$11.3	$10.3	$32.0	$31.1
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024
Right-of-use assets obtained in exchange for lease obligations	$11.0	$3.5
Operating cash flows for amounts included in the measurement of lease liabilities	$21.2	$20.5
The following table presents other lease information related to the company's operating leases:

	August 1, 2025	August 2, 2024	October 31, 2024
Weighted-average remaining lease term of operating leases in years	8.7	9.0	8.8
Weighted-average discount rate of operating leases	5.09%	4.93%	5.00%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of August 1, 2025:

(Dollars in millions)	August 1, 2025
2025 (remaining)	$5.2
2026	21.5
2027	17.6
2028	14.7
2029	11.4
Thereafter	63.5
Total future minimum operating lease payments	133.9
Less: imputed interest	24.5
Present value of operating lease liabilities	$109.4

16	Derivative Instruments and Hedging Activities
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
As of August 1, 2025, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $356.8 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$3.0	$1.3	$2.0
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.5	0.8	0.2
Total derivative assets	$3.5	$2.1	$2.2

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$5.6	$1.2	$4.7
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	1.5	0.1	0.8
Total derivative liabilities	$7.1	$1.3	$5.5
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$3.6	$3.0	$2.9
Derivative liabilities offsetting derivative assets	0.1	0.9	0.7
Net amount of derivative assets	$3.5	$2.1	$2.2

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$8.0	$1.5	$5.5
Derivative assets offsetting derivative liabilities	0.9	0.2	—
Net amount of derivative liabilities	$7.1	$1.3	$5.5

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended August 1, 2025 and August 2, 2024:

	Three Months Ended
	(Loss) Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(1.3)	$1.0	$0.4	$(2.3)
Cost of sales	(0.9)	0.6	3.1	(6.4)
Total derivatives designated as cash flow hedging instruments	$(2.2)	$1.6	$3.5	$(8.7)

	Nine Months Ended
	(Loss) Gain Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$0.2	$3.0	$(4.8)	$(6.5)
Cost of sales	(4.1)	3.3	7.4	(6.3)
Total derivatives designated as cash flow hedging instruments	$(3.9)	$6.3	$2.6	$(12.8)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the third quarter and first nine months of fiscal 2025 and fiscal 2024, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of August 1, 2025, the company expects to reclassify approximately $5.4 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	August 1, 2025		August 2, 2024
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings (Loss) income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,131.3	$(749.5)	$1,156.9	$(754.1)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(1.3)	(0.9)	1.0	0.6
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$0.1	$1.0	$1.3	$1.1

	Gain (Loss) Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	August 1, 2025		August 2, 2024
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,444.2	$(2,290.1)	$3,507.8	$(2,307.5)
Gain (loss) on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain (loss) reclassified from AOCL into earnings	0.2	(4.1)	3.0	3.3
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$0.8	$2.6	$2.1	$2.6
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Loss on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other loss, net	$(0.6)	$(4.6)	$(4.3)	$(5.8)
Total loss on derivatives not designated as cash flow hedging instruments	$(0.6)	$(4.6)	$(4.3)	$(5.8)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of August 1, 2025, August 2, 2024, and October 31, 2024, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
August 1, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$3.5	$—	$3.5	$—
Total assets	$3.5	$—	$3.5	$—

Liabilities:
Forward currency contracts	$7.1	$—	$7.1	$—
Total liabilities	$7.1	$—	$7.1	$—

		Fair Value Measurements Using Inputs Considered as:
August 2, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.1	$—	$2.1	$—
Total assets	$2.1	$—	$2.1	$—

Liabilities:
Forward currency contracts	$1.3	$—	$1.3	$—
Total liabilities	$1.3	$—	$1.3	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.2	$—	$2.2	$—
Total assets	$2.2	$—	$2.2	$—

Liabilities:
Forward currency contracts	$5.5	$—	$5.5	$—
Total liabilities	$5.5	$—	$5.5	$—
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

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of August 1, 2025, August 2, 2024, and October 31, 2024, the company's long-term debt included $524.3 million, $524.2 million, and $524.2 million of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of August 1, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $527.9 million compared to its gross carrying amount of $524.3 million. As of August 2, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $532.8 million compared to its gross carrying amount of $524.2 million. As of October 31, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $520.4 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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

AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative intended to result in annualized cost savings of more than $100 million by fiscal 2027, driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the third quarter of fiscal 2025, the AMP initiative has delivered cumulative cost savings of $50.6 million and anticipated annualized cost savings of $74.5 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
Impairment of Spartan Trade Name
During the third quarter of fiscal 2025, we recorded an impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Subsequent to this impairment charge, the indefinite-lived Spartan trade name intangible asset is fully impaired, resulting in a carrying value of zero. This impairment charge is included in the Non-cash impairment charge caption on the Condensed Consolidated Statements of Earnings (Loss). The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis of the intangible asset. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, Net, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Tax
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBB makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026 or later. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the third quarter of fiscal 2025 were $1,131.3 million, down 2.2 percent compared to $1,156.9 million in the third quarter of fiscal 2024. For the first nine months of fiscal 2025, consolidated net sales were $3,444.2 million, down 1.8 percent compared to $3,507.8 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2025 were $930.8 million, an increase of 5.7 percent compared to $880.9 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2025, Professional segment net sales were $2,713.7 million, an increase of 2.7 percent compared to $2,643.0 million in the prior fiscal year comparable period.
Residential segment net sales for the third quarter of fiscal 2025 were $192.8 million, a decrease of 27.9 percent compared to $267.5 million in the third quarter of the prior fiscal year. For the first nine months of fiscal 2025, Residential segment net sales were $711.2 million, a decrease of 15.7 percent compared to $843.2 million in the prior fiscal year comparable period.
Net earnings for the third quarter of fiscal 2025 were $53.5 million, or $0.54 per diluted share, compared to $119.3 million, or $1.14 per diluted share, for the third quarter of fiscal 2024. Net earnings for the first nine months of fiscal 2025 were $243.1 million, or $2.42 per diluted share, compared to $329.0 million, or $3.14 per diluted share, in the comparable fiscal 2024 period.
Adjusted net earnings for the third quarter of fiscal 2025 were $122.5 million, or $1.24 per diluted share, compared to $123.7 million, or $1.18 per diluted share, for the third quarter of fiscal 2024. Adjusted net earnings for the first nine months of fiscal 2025 were $330.2 million, or $3.29 per diluted share, compared to $337.5 million, or $3.22 per diluted share, in the comparable fiscal 2024 period.
We maintained our tradition of paying quarterly cash dividends and increased our cash dividend for the third quarter of fiscal 2025 by 5.6 percent to $0.38 per share compared to $0.36 per share paid in the third quarter of fiscal 2024. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $403.8 million of cash to our shareholders during the first nine months of fiscal 2025.
Field inventory levels were higher as of the end of the third quarter of fiscal 2025 compared to the end of the third quarter of fiscal 2024, primarily due to increased balances of underground construction products, partially offset by dealer destocking efforts for turf products.

Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was lower as of the end of the third quarter of fiscal 2025 compared to the end of the fourth quarter of fiscal 2024 primarily due to improved manufacturing output and more normalized order patterns. Although manufacturing output and lead times for underground construction and golf and grounds products have improved, sustained demand for those products continues to keep order backlog elevated over what the company would consider normal.
Net Sales
Consolidated net sales for the third quarter of fiscal 2025 were $1,131.3 million, down 2.2 percent compared to $1,156.9 million in the third quarter of fiscal 2024. For the year-to-date period of fiscal 2025, consolidated net sales were $3,444.2 million, down 1.8 percent compared to $3,507.8 million from the same period in the prior fiscal year. The decrease for both the third quarter and year-to-date comparisons was primarily driven by lower shipments of Residential segment products and prior year divestitures, partially offset by higher shipments of Professional segment products and net price realization.
Net sales in international markets decreased by $19.0 million and $25.2 million for the third quarter and year-to-date periods of fiscal 2025, respectively. The decrease for both the third quarter and year-to-date comparisons was primarily driven by lower shipments of both Residential and Professional segment products.
Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $1.1 million and a decrease of approximately $5.3 million for the third quarter and year-to-date periods of fiscal 2025, respectively.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.3)	(65.2)	(66.5)	(65.8)
Gross profit	33.7	34.8	33.5	34.2
Selling, general and administrative expense	(20.8)	(22.0)	(21.9)	(22.1)
Non-cash impairment charge	(7.2)	—	(2.4)	—
Operating earnings	5.7	12.8	9.2	12.1
Interest expense	(1.3)	(1.3)	(1.3)	(1.4)
Other income, net	0.7	0.9	0.6	0.8
Earnings before income taxes	5.1	12.5	8.5	11.5
Income tax provision	(0.4)	(2.2)	(1.4)	(2.1)
Net earnings	4.7%	10.3%	7.1%	9.4%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2025 was $381.8 million, down 5.2 percent compared to $402.8 million for the third quarter of fiscal 2024. Gross margin was 33.7 percent for the third quarter of fiscal 2025 compared to 34.8 percent for the third quarter of fiscal 2024, a decrease of 110 basis points. The decrease in gross margin for the third quarter comparison was primarily due to lower net sales volume, higher material and manufacturing costs, and inventory valuation adjustments, partially offset by productivity improvements, net price realization, and product mix.
Gross profit for the year-to-date period of fiscal 2025 was $1,154.1 million, down 3.8 percent compared to $1,200.3 million for the same period of fiscal 2024. Gross margin was 33.5 percent for the year-to-date period of fiscal 2025 compared to 34.2 percent for the prior year comparable period, a decrease of 70 basis points. The decrease in gross margin for the year-to-date comparison was primarily due to lower net sales volume, higher material and manufacturing costs, and inventory valuation adjustments, partially offset by productivity improvements, net price realization, and product mix.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense decreased $18.8 million, or 7.4 percent, for the third quarter of fiscal 2025 and decreased $20.4 million, or 2.6 percent, for the year-to-date period of fiscal 2025 compared to the same respective periods of fiscal 2024. As a percentage of net sales, SG&A expense decreased 120 basis points for the third quarter of fiscal 2025 and decreased 20 basis points for the year-to-date period of fiscal 2025 compared to the same respective periods of fiscal 2024. The decrease in SG&A expense as a percentage of net sales for the third quarter and year-to-date comparisons was primarily due to cost savings measures and lower marketing costs, partially offset by lower net sales volume.
Non-Cash Impairment Charge
We recorded a non-cash impairment charge of $81.1 million within our Professional segment related to the Spartan trade name in the third quarter and year-to-date period of fiscal 2025. No impairment charge was recognized in the third quarter or year-to-date period of fiscal 2024.

Interest Expense
Interest expense increased $0.6 million and decreased $1.5 million for the third quarter and year-to-date periods of fiscal 2025, respectively, compared to the same respective periods of fiscal 2024. The increase in interest expense for the third quarter comparison was primarily due to higher average outstanding borrowings, partially offset by lower average interest rates. The decrease in interest expense for the year-to-date comparison was primarily due to lower average interest rates.
Other Income, Net
Other income, net decreased $2.5 million and decreased $5.5 million for the third quarter and year-to-date periods of fiscal 2025, respectively, compared to the same respective periods of fiscal 2024. The decrease in other income, net for the third quarter comparison was primarily due to prior year net gains on divestitures and current year net losses on divestitures, partially offset by the favorable impact from derivative instruments. The decrease in other income, net for the year-to-date comparison was primarily due to prior year net gains on divestitures, current year net losses on divestitures, and lower income from our Red Iron joint venture, partially offset by the favorable impact from derivative instruments.
Income Tax Provision
The effective tax rate for the third quarter of fiscal 2025 was 7.4 percent compared to 17.3 percent in the third quarter of fiscal 2024, primarily due to the impact of the non-cash impairment charge and a more favorable geographic mix of earnings, partially offset by lower tax benefits recorded as excess tax deductions for stock-based compensation. The effective tax rate for the year-to-date period of fiscal 2025 was 16.9 percent compared to 18.5 percent in the same period of fiscal 2024, primarily due to the impact of the non-cash impairment charge and a more favorable geographic mix of earnings, partially offset by lower tax benefits recorded as excess tax deductions for stock-based compensation. The adjusted effective tax rate for the third quarter of fiscal 2025 was 17.3 percent, compared to an adjusted effective tax rate of 18.0 percent in the third quarter of fiscal 2024, primarily driven by a more favorable geographic mix of earnings. The adjusted effective tax rate for the year-to-date period of fiscal 2025 was 18.5 percent, compared to 19.3 percent in the same period of fiscal 2024, primarily driven by a more favorable geographic mix of earnings.
Net Earnings
Net earnings for the third quarter of fiscal 2025 were $53.5 million, or $0.54 per diluted share, compared to $119.3 million, or $1.14 per diluted share, for the third quarter of fiscal 2024. Adjusted net earnings for the third quarter of fiscal 2025 were $122.5 million, or $1.24 per diluted share, compared to $123.7 million, or $1.18 per diluted share, for the third quarter of fiscal 2024, an increase of 5.1 percent per diluted share. Net earnings for the first nine months of fiscal 2025 were $243.1 million, or $2.42 per diluted share, compared to $329.0 million, or $3.14 per diluted share, for the same period of fiscal 2024. Adjusted net earnings for the first nine months of fiscal 2025 were $330.2 million, or $3.29 per diluted share, compared to $337.5 million, or $3.22 per diluted share, for the same year-to-date period of fiscal 2024, an increase of 2.2 percent per diluted share. The decrease in net earnings per diluted share for the third quarter comparison was primarily due to the $81.1 million non-cash impairment charge and lower Residential segment earnings, partially offset by higher Professional segment earnings. The decrease in net earnings per diluted share for the year-to-date comparison was primarily due to the $81.1 million non-cash impairment charge, lower Residential segment earnings, and higher productivity initiative charges, partially offset by higher Professional segment earnings.

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

	Three Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	Dollar Value Change	Percentage Change
Professional	$930.8	$880.9	$49.9	5.7%
Residential	192.8	267.5	(74.7)	(27.9)
Other	7.7	8.5	(0.8)	(9.4)
Total net sales*	$1,131.3	$1,156.9	$(25.6)	(2.2)%

*Includes international net sales of:	$199.2	$218.2	$(19.0)	(8.7)%

	Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	Dollar Value Change	Percentage Change
Professional	$2,713.7	$2,643.0	$70.7	2.7%
Residential	711.2	843.2	(132.0)	(15.7)
Other	19.3	21.6	(2.3)	(10.6)
Total net sales*	$3,444.2	$3,507.8	$(63.6)	(1.8)%

*Includes international net sales of:	$666.2	$691.4	$(25.2)	(3.6)%
The following tables summarize segment earnings for our reportable business segments and operating (loss) for our Other activities:

	Three Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	Dollar Value Change	Percentage Change
Professional	$198.5	$165.7	$32.8	19.8%
Residential	3.7	32.6	(28.9)	(88.7)
Other	(144.4)	(54.1)	(90.3)	(166.9)
Total segment earnings	$57.8	$144.2	$(86.4)	(59.9)%

	Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024	Dollar Value Change	Percentage Change
Professional	$527.8	$469.2	$58.6	12.5%
Residential	37.0	92.2	(55.2)	(59.9)
Other	(272.2)	(157.9)	(114.3)	(72.4)
Total segment earnings	$292.6	$403.5	$(110.9)	(27.5)%
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2025 increased 5.7 percent compared to the third quarter of fiscal 2024. This increase was driven primarily by higher shipments of underground construction and golf and grounds products, as well as net price realization, partially offset by prior year divestitures. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2025 increased 2.7 percent compared to the same period of fiscal 2024. This increase was driven primarily by higher shipments of golf and grounds products, underground construction products, and zero-turn mowers, as well as net price realization, partially offset by lower shipments of specialty construction products and prior year divestitures.

Segment Earnings
Professional segment earnings for the third quarter of fiscal 2025 increased 19.8 percent compared to the third quarter of fiscal 2024, and Professional segment earnings margin increased to 21.3 percent from 18.8 percent in the third quarter of fiscal 2024. The increase in Professional segment earnings margin was primarily due to productivity improvements, net price realization, net sales leverage, cost savings measures, and lower marketing costs, partially offset by higher material and manufacturing costs. Professional segment earnings for the year-to-date period of fiscal 2025 increased 12.5 percent compared to the same period of fiscal 2024, and Professional segment margin increased to 19.4 percent from 17.8 percent for the year-to-date period of fiscal 2024. The increase in Professional segment earnings margin was primarily due to productivity improvements, net sales leverage, net price realization, cost savings measures, lower marketing costs, and product mix, partially offset by higher material and manufacturing costs and inventory valuation adjustments.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2025 decreased 27.9 percent compared to the third quarter of fiscal 2024. The decrease in Residential segment net sales was primarily driven by lower shipments broadly across the segment. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2025 decreased 15.7 percent compared to the same period of fiscal 2024. The decrease in Residential segment net sales was primarily driven by lower shipments broadly across the segment as well as the prior year Pope divestiture.
Segment Earnings
Residential segment earnings for the third quarter of fiscal 2025 decreased 88.7 percent compared to the third quarter of fiscal 2024, and Residential segment earnings margin decreased to 1.9 percent from 12.2 percent in the third quarter of fiscal 2024. The decrease in Residential segment earnings margin for the third quarter of fiscal 2025 was primarily due to lower net sales volume, higher material and manufacturing costs, inventory valuation adjustments, and higher sales promotions and incentives, partially offset by productivity improvements and cost savings measures. Residential segment earnings for the year-to-date period of fiscal 2025 decreased 59.9 percent compared to the same period of fiscal 2024, and Residential segment earnings margin decreased to 5.2 percent from 10.9 percent in the year-to-date period of fiscal 2024. The decrease in Residential segment earnings margin for the year-to-date period of fiscal 2025 was primarily due to lower net sales volume, higher material and manufacturing costs, and inventory valuation adjustments, partially offset by productivity improvements and cost savings measures.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the third quarter of fiscal 2025 decreased by $0.8 million compared to the third quarter of fiscal 2024. Net sales for our Other activities in the year-to-date period of fiscal 2025 decreased by $2.3 million compared to the same period in fiscal 2024.
Other Operating Loss
The operating loss for our Other activities for the third quarter of fiscal 2025 increased $90.3 million compared to the third quarter of fiscal 2024, primarily due to the non-cash impairment charge and higher productivity initiative charges. The operating loss of our Other Activities for the year-to-date period of fiscal 2025 increased $114.3 million compared to same period in fiscal 2024, primarily due to the non-cash impairment charge and higher productivity initiative charges.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the third quarter of fiscal 2025 decreased $59.6 million, or 11.2 percent, compared to the end of the third quarter of fiscal 2024, primarily driven by timing of shipments. Inventory levels were down $45.8 million, or 4.2 percent, as of the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, primarily driven by lower raw materials and work in process balances. Accounts payable decreased $52.8 million, or 12.1 percent, as of the end of the third quarter of fiscal 2025 compared to the end of the third quarter of fiscal 2024, primarily due to lower inventory purchases.

Cash Flow
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2025 was $348.9 million compared to $329.8 million for the first nine months of fiscal 2024. This change was primarily due to favorable variations in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2025 was $50.7 million compared to $43.4 million for the first nine months of fiscal 2024. This change was primarily due to lower proceeds from divestitures and higher cash used for acquisitions, partially offset by lower purchases of property, plant, and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities for the first nine months of fiscal 2025 was $298.1 million compared to $260.5 million for the first nine months of fiscal 2024, primarily due to higher common stock repurchases, partially offset by higher borrowings under debt arrangements.
Liquidity and Capital Resources
As of August 1, 2025, we had available liquidity of $983.9 million, consisting of cash and cash equivalents of $201.0 million, of which $120.8 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $782.9 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. The following is a summary of our indebtedness:

(Dollars in millions)	August 1, 2025	August 2, 2024	October 31, 2024
Revolving credit facility, due October 2029	$115.0	$—	$—
Term loan, due October 2029	200.0	270.0	200.0
Term loan, due April 2027	195.0	200.0	200.0
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2	124.2
Less: unamortized debt issuance costs	2.1	2.3	2.4
Total long-term debt	1,032.2	991.9	921.8
Less: current portion of long-term debt	20.0	25.3	10.0
Long-term debt, less current portion	$1,012.2	$966.6	$911.8
From time to time, we may seek to refinance existing debt and incur additional indebtedness depending on our capital requirements and the availability and cost of financing.
As of August 1, 2025, we had $115.0 million outstanding borrowings under our revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, which resulted in $782.9 million of unutilized availability under our revolving credit facility's $900 million borrowing capacity.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.38 per share for the third quarter of fiscal 2025 that was paid on July 11, 2025. This was an increase of 5.6 percent over our cash dividend of $0.36 per share for the third quarter of fiscal 2024. We expect to continue paying our quarterly cash dividend to shareholders for the remainder of fiscal 2025.

Common Stock Repurchases
During the first nine months of fiscal 2025, we repurchased 3,780,167 shares of our common stock under our stock repurchase program, thereby reducing our total shares of common stock outstanding. As of August 1, 2025, 4,391,790 shares of common stock remained available for repurchase under our stock repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2025, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, investment priorities, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. There have been no material changes to our customer financing arrangements during the first nine months of fiscal 2025.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the nine month periods ended August 1, 2025 and August 2, 2024 were $2,019.9 million and $1,882.3 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of August 1, 2025, August 2, 2024 and October 31, 2024 were $821.1 million, $927.8 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to us as of August 1, 2025, August 2, 2024 and October 31, 2024 were $33.5 million, $28.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine month periods ended August 1, 2025 and August 2, 2024 were $505.7 million and $442.0 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of August 1, 2025, August 2, 2024, and October 31, 2024 were $272.1 million, $228.5 million, and $272.2 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of August 1, 2025, August 2, 2024, and October 31, 2024, we were contingently liable to repurchase up to a maximum amount of $30.7 million, $30.2 million, and $29.5 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended August 1, 2025 and August 2, 2024. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and nine month periods ended August 1, 2025 and August 2, 2024:

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Gross profit	$381.8	$402.8	$1,154.1	$1,200.3
Productivity initiative[1]	7.2	6.9	14.7	6.9
Adjusted gross profit	$389.0	$409.7	$1,168.8	$1,207.2

Gross margin	33.7%	34.8%	33.5%	34.2%
Productivity initiative[1]	0.7%	0.6%	0.4%	0.2%
Adjusted gross margin	34.4%	35.4%	33.9%	34.4%

Operating earnings	$64.8	$148.1	$317.4	$424.3
Productivity initiative[1]	8.1	10.9	29.9	19.2
Non-cash impairment charge[2]	81.1	—	81.1	—
Adjusted operating earnings	$154.0	$159.0	$428.4	$443.5

Operating earnings margin	5.7%	12.8%	9.2%	12.1%
Productivity initiative[1]	0.7%	0.9%	0.9%	0.5%
Non-cash impairment charge[2]	7.2%	—%	2.3%	—%
Adjusted operating earnings margin	13.6%	13.7%	12.4%	12.6%

Earnings before income taxes	$57.8	$144.2	$292.6	$403.5
Productivity initiative[1]	9.2	6.6	31.4	14.9
Non-cash impairment charge[2]	81.1	—	81.1	—
Adjusted earnings before income taxes	$148.1	$150.8	$405.1	$418.4

Income tax provision	$4.3	$24.9	$49.5	$74.5
Productivity initiative[1]	1.5	1.2	5.7	2.9
Non-cash impairment charge[2]	19.7	—	19.7	—
Tax impact of share-based compensation[3]	0.1	1.0	—	3.5
Adjusted income tax provision	$25.6	$27.1	$74.9	$80.9

Net earnings	$53.5	$119.3	$243.1	$329.0
Productivity initiative, net of tax[1]	7.7	5.4	25.7	12.0
Non-cash impairment charge, net of tax[2]	61.4	—	61.4	—
Tax impact of stock-based compensation[3]	(0.1)	(1.0)	—	(3.5)
Adjusted net earnings	$122.5	$123.7	$330.2	$337.5

Net earnings per diluted share	$0.54	$1.14	$2.42	$3.14
Productivity initiative, net of tax[1]	0.08	0.05	0.26	0.11
Non-cash impairment charge, net of tax[2]	0.62	—	0.61	—
Tax impact of stock-based compensation[3]	—	(0.01)	—	(0.03)
Adjusted net earnings per diluted share	$1.24	$1.18	$3.29	$3.22

Effective tax rate	7.4%	17.3%	16.9%	18.5%
Non-cash impairment charge[2]	9.7%	—%	1.6%	—%
Tax impact of stock-based compensation[3]	0.2%	0.7%	—%	0.8%
Adjusted effective tax rate	17.3%	18.0%	18.5%	19.3%

1    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three and nine month periods ended August 1, 2025 and August 2, 2024 primarily represent severance and termination benefits, facility exit costs, compensation for fully-dedicated AMP personnel, third-party consulting costs, and product-line exit costs.
2    At the end of the third quarter of fiscal 2025, the company recorded a non-cash impairment charge within Other activities related to the Spartan trade name, as discussed in more detail under the heading "Company Overview-Impairment" in this section.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended August 1, 2025 and August 2, 2024.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment, net of proceeds from insurance claim. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings, excluding the non-cash impairment charge. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance shareholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the nine month periods ended August 1, 2025 and August 2, 2024:

	Nine Months Ended
(Dollars in millions)	August 1, 2025	August 2, 2024
Net cash provided by operating activities	$348.9	$329.8
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	57.0	59.3
Free cash flow	$291.9	$270.5
Net earnings, excluding the non-cash impairment charge	$324.2	$329.0
Free cash flow conversion percentage	90.0%	82.2%
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2025 through fiscal 2028. All items are non-trading and stated in U.S. dollars. As of August 1, 2025, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6533	$83.1	$84.0	$0.9
Buy U.S. dollar/Sell Canadian dollar	1.3626	48.4	48.5	0.1
Buy U.S. dollar/Sell Euro	1.1270	201.3	195.0	(6.3)
Buy U.S. dollar/Sell British pound	1.2911	60.5	58.9	(1.6)
Buy Mexican peso/Sell U.S. dollar	20.5161	$64.1	$67.4	$3.3
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of August 1, 2025 includes $524.3 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $395.0 million of gross variable rate debt under our term loan credit agreements, and $115.0 million outstanding under our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended August 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's stock repurchase program. The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of the company's common stock repurchased by the company during each of the three fiscal months in the company's third quarter ended August 1, 2025:

Period	Total Number of Shares (or Units) Repurchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Repurchased Under the Plans or Programs[1,2]
May 3, 2025 through May 30, 2025	340,400	$73.44	340,400	5,281,264
May 31, 2025 through July 4, 2025	350,806	71.26	350,806	4,930,458
July 5, 2025 through August 1, 2025	540,278	74.26	538,668	4,391,790
Total	1,231,484	$73.18	1,229,874
1    On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of common stock under the stock repurchase program. The company repurchased 1,229,874 shares under this tranche of the stock repurchase program during the period indicated above and as a result, 391,790 shares remained available to repurchase as of August 1, 2025.
2    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. No shares were repurchased under this tranche of the stock repurchase program during the time period indicated above.
3    Includes 1,610 shares of the company’s common stock repurchased in open-market transactions at an average price of $75.19 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,610 shares were not repurchased under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s third quarter ended August 1, 2025, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

10.1
Offer Letter dated August 7, 2025 between The Toro Company and Edric J. Funk (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 12, 2025, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2025, filed with the SEC on September 4, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended August 1, 2025 and August 2, 2024, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended August 1, 2025 and August 2, 2024, (iii) Condensed Consolidated Balance Sheets as of August 1, 2025, August 2, 2024, and October 31, 2024, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended August 1, 2025 and August 2, 2024, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended August 1, 2025 and August 2, 2024, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: September 4, 2025	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President, Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)