Form 10-K
period 2025-10-31
TORO CO
filed 2025-12-17
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on May 2, 2025, the last business day of the registrant's most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $7.0 billion.

The number of shares of the registrant's common stock outstanding as of December 10, 2025 was 97,904,689.
Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Shareholders expected to be held March 17, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE TORO COMPANY
FORM 10-K

GENERAL
Unless the context requires otherwise, references to “TTC,” the “company,” “we,” “us,” and “our,” refer to The Toro Company and its consolidated subsidiaries. References to fiscal years, such as "fiscal 2025," are to the fiscal year ending on October 31 of the specified year.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements regarding future events and our future results within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995, and that are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our websites or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events, and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "encourage," "anticipate," "continue," "plan," "objective," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "seek," "pursue," "potential," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements generally relate to our future performance and may include, among others, statements relating to:
•our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties;
•the anticipated impacts of elevated field inventory levels and backlog, global supply chain disruptions, the inflationary environment, the imposition, or changes to tariffs, including the tariffs announced by the United States in our fiscal 2025, and any retaliatory tariffs, including countermeasures by China, governmental budget cuts, the war between Ukraine and Russia, Middle East conflicts and wars, and related sanctions and geopolitical tensions (including China and Taiwan), tight labor markets, and other macroeconomic factors;
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

PART I
ITEM 1. BUSINESS
Introduction
We design, manufacture, market and sell professional turf maintenance equipment and services; turf irrigation systems; landscaping equipment and lighting products; snow and ice management products; agricultural irrigation ("ag-irrigation") systems; rental, specialty and underground construction equipment; and residential yard and snow thrower products. Our purpose is to help our customers enrich the beauty, productivity, and sustainability of the land. Our products are marketed and sold worldwide through a network of distributors, dealers, mass retailers, hardware retailers, equipment rental centers, and home centers, as well as online and direct to end-users under the primary trademarks of Toro®, Ditch Witch®, eXmark®, Spartan®, BOSS®, Ventrac®, American Augers®, Subsite®, HammerHead®, Radius®, Perrot®, Hayter®, Unique Lighting Systems®, Irritrol®, and Lawn-Boy®, most of which are registered in the United States ("U.S.") and/or in the primary countries outside the U.S. where we market our products branded under such trademarks.
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
We have continued to complement our brands, enhance our product portfolios, and improve our technologies through innovation and strategic acquisitions over the more than 100 years we have been in business, including most recently our acquisition of Tornado Infrastructure Equipment Ltd. (“Tornado Infrastructure Equipment”), as discussed below. We plan to continue to leverage a strategic and disciplined approach to pursue targeted acquisitions that add value to TTC by complementing our existing brands, enhancing our product portfolio, and/or improving our technologies. We also plan to continue our commitment to disciplined portfolio management and prudent capital allocation strategies, resulting in our disposition from time to time of non-core product lines.
We classify our operations into two reportable business segments: Professional and Residential. Our remaining activities are presented as "Other" due to their insignificance. These Other activities consist of earnings (loss) from a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Net sales of our reportable segments and Other activities accounted for the following percentages of our consolidated net sales for fiscal 2025: Professional, 80.3 percent; Residential, 19.0 percent; and Other, 0.7 percent.
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
Acquisitions
On December 8, 2025, we acquired Tornado Infrastructure Equipment Ltd., a Calgary, Alberta, Canada-based manufacturer in the hydrovac excavation solutions industry for a purchase price of $279.3 million Canadian dollars. Tornado Infrastructure Equipment manufactures hydrovac excavation solutions and industrial equipment solutions for the underground construction, power transmission, and energy markets and provides innovative product offerings that broaden and strengthen the company's Professional segment and expands its dealer network. The company funded the acquisition with borrowings under its existing revolving credit facility and additional financial arrangements. For additional information regarding the acquisition and the financing agreements utilized to fund the aggregate merger consideration, refer to Note 16, Subsequent Events, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Golf Market
We are the only company to offer both equipment and irrigation products for the golf market and are a market leader in both. We design, manufacture, market, and sell equipment products under the Toro and Ventrac brands that are intended to provide innovative solutions for golf course turf maintenance. Equipment products for the golf market include large reel and rotary riding mowers for fairway, rough, and trim cutting, including autonomous solutions; riding and walking mowers for greens and specialty areas; greens rollers; all-wheel drive articulating tractors; turf sprayer equipment; utility vehicles; aeration equipment; bunker maintenance equipment; other specialty turf equipment; and Intelli360 for telematics and fleet management. We also market and sell irrigation products for the golf market under the Toro brand that are designed to provide innovative water application solutions for golf course turf maintenance. These irrigation products predominantly consist of sprinkler heads, controllers, turf sensors, valves and operating software. These equipment and irrigation products are primarily sold to distributors and dealers, who then sell to owners, managers and/or superintendents of golf courses.
Sports Fields and Grounds Market
We design, manufacture, market, and sell Toro and Ventrac-branded equipment products that are intended to provide innovative turf maintenance solutions to sports fields and grounds customers. Equipment products for the sports fields and grounds market primarily include riding rotary and reel mowers and attachments, aerators, infield grooming equipment, all-wheel drive articulating tractors, multipurpose vehicles, and versatile debris blowers. In addition to equipment products, we also market and sell irrigation products under the Toro and Perrot brands that are designed to provide innovative water application solutions for sports fields and grounds turf maintenance. These irrigation products primarily include sprinkler heads, controllers, turf sensors, valves and operating software. These products are primarily sold to distributors and dealers, who then sell to owners and/or managers of sports fields, governmental properties, and residential and commercial landscapes, as well as directly to government customers.
Landscape Contractor Market
We design, manufacture, market, and sell equipment products under the Toro, eXmark, Spartan and Ventrac brands that are intended to provide innovative turf management solutions to landscape contractors. Equipment products for the landscape contractor market include gas and battery powered zero-turn radius riding mowers, heavy-duty and mid-size walk behind mowers including autonomous versions, gas and battery powered stand-on mowers, and manual and remote controlled all-wheel drive articulating tractors, as well as turf application, turf renovation, and tree care equipment. These equipment products are primarily sold to distributors and dealers, who then sell to landscape contractors engaged in turf maintenance activities. These equipment products are primarily sold to distributors and dealers, who then sell to landscape contractors engaged in turf maintenance activities.
Underground Construction Market
We design, manufacture, market, and sell a range of professional grade products to serve the underground construction market under the Ditch Witch, American Augers, HammerHead, Subsite, and Radius brands, including horizontal directional drills, walk and ride trenchers, vacuum excavators, horizontal directional drilling guidance and support equipment, utility locators, utility inspection systems, pipe rehabilitation and replacement solutions, as well as after-market tools, including drive chucks and sub savers, drill pipe, starter rods and quick connects, bits and blades, rock tools, reamers, and swivels. Such products are utilized by specialty contractors worldwide to install water, gas, electric, telecommunication, fiber optic, broadband, and other utility distribution systems.

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
Snow and Ice Management Market
We design, manufacture, market, and sell equipment products under the BOSS, Ventrac, and Toro brands that are intended to provide innovative snow removal and ice management solutions for the snow and ice management market. These equipment products primarily consist of snowplows; salt and brine ice control products; accessories for light and medium duty trucks, all-terrain vehicles, utility task vehicles, stand-on skid steers, and front-end loaders; and all-wheel drive articulating tractors, sidewalk snow and ice solution vehicles, and related attachments and accessories. These products are mainly sold through distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors, municipalities, and other government entities.
Irrigation and Lighting Market
Irrigation products are designed, manufactured, marketed, and sold under the Toro and Irritrol brands and primarily include rotors; sprinkler bodies and nozzles; plastic, brass, and hydraulic valves; drip tubing and subsurface irrigation; electric control devices; and wired and wireless rain, freeze, climate, and soil sensors. These irrigation products are supported by software, artificial intelligence, and apps to provide innovative water application solutions for both commercial and residential landscapes. Both the Toro and Irritrol brands have received several U.S. Environmental Protection Agency ("EPA") WaterSense awards, as well as the EPA WaterSense certification for numerous irrigation controller families and models. In addition to our irrigation products, we market and sell Unique Lighting Systems-branded products primarily consisting of a line of lighting fixtures and transformers designed for commercial and residential landscapes. Our commercial irrigation and lighting products are predominantly sold to distributors and dealers who market and sell to end-customers primarily consisting of landscape contractors that professionally install these products as new systems or use these products to replace or retrofit existing systems.
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
International Operations
We currently manufacture our products in the U.S., Mexico, the United Kingdom, Italy, Romania, Germany, Poland, and China for sale throughout the world. We maintain sales offices in the U.S., the United Kingdom, Australia, Japan, China, Italy, Poland, Germany, Spain, and Belgium. New product development is pursued primarily in the U.S. with the intention of global distribution. Our net sales outside the U.S. were 19.5 percent, 20.1 percent, and 20.8 percent of total consolidated net sales for fiscal 2025, 2024, and 2023, respectively. For additional financial information regarding our international operations and geographical areas, refer to Note 3, Segment Data, in the Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
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
In order to utilize our manufacturing facilities and technology more efficiently and effectively, we pursue continuous improvements in our manufacturing processes with the use of Lean methods that are intended to streamline work and eliminate waste. Additionally, we use computer-aided design and manufacturing systems to shorten the time between initial concept and final production. DFM/A principles are used throughout the product development process to optimize product quality and reduce cost. We spend considerable effort to reduce manufacturing costs and enhance quality through Lean methods and process improvement, product and platform design, application of advanced technologies, enhanced environmental management systems, safety improvements, and improved supply-chain management.
Our Professional segment products and Residential segment lawn and garden products are generally manufactured throughout the year with peak production generally occurring ahead of the key selling seasons for certain of our businesses and product lines that are more subject to seasonality. However, our Residential segment snow thrower products are generally manufactured in the summer and fall months but may be extended into the winter months, depending upon weather conditions in key regions, and the related demand for such products. Our production levels and inventory management goals are based on estimates of wholesale and retail demand for our products, taking into account production capacity; commodity, component parts, and labor availability; timing of shipments; and field inventory levels. Our production system generally utilizes Kanban, supplier pull, and build-to-order methodologies in our manufacturing facilities, as appropriate, for the business units they support in order to better align the production of our products to meet customer demand. We believe this has resulted in improved service levels for our participating suppliers, distributors, dealers, and other channels. We may also periodically idle production at our manufacturing facilities in order to allow for maintenance, rearrangement, capital equipment installation, seasonality, and as needed, to adjust for market demand, facility renovation projects, and other factors. Production pauses of this nature are generally not materially disruptive to our business and are considered to be normal.
Commodities, Components, Parts, and Accessories
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products to be sold as stand-alone end-products. Our primary cost exposures for such items used in our products are with steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and others, all of which we purchase from several suppliers around the world. We generally purchase commodities, components, parts, and accessories based upon market prices that are established with suppliers as part of the purchase process and generally attempt to obtain firm pricing from most of our suppliers for volumes consistent with planned production and estimates of wholesale and retail demand for our products. However, most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as stand-alone end-products, are exposed to commodity cost changes, including, for example, as a result of inflation, changing prices, foreign currency fluctuations, tariffs, duties, trade regulatory actions, industry actions, changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, including certain engines imported into the U.S. from China. For additional information regarding changing costs of commodities, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K in the section entitled "Commodity Cost Risk."
Most of the commodities, components, parts, and accessories utilized in our products are generally commercially available from a number of sources. Although we regularly monitor the adequacy of the supply of our commodities, components, parts, and accessories, and the financial health of the companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship, insufficient demand planning, and/or the inability of companies throughout our supply chain to deliver on supply commitments, requirements, and/or demands may cause disruptions in our ability to procure the commodities, components, and parts required to manufacture our products.
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
We operate a wholly-owned domestic distribution company. Our primary purpose in owning a domestic distributorship is to improve operations and test and deploy new strategies and business practices that could be replicated by our independent distributors, as well as facilitating ownership transfers.
Our current marketing strategy is to maintain distinct brands and brand identification for Toro, Ditch Witch, eXmark, Spartan, BOSS, Ventrac, American Augers, Subsite, HammerHead, Radius, Perrot, Hayter, Unique Lighting Systems, Irritrol, and Lawn-Boy products. Across our brands, we market our Professional and Residential segment products during the appropriate seasons through multiple channels, including digital and online media, radio, print, direct mail, email, television, and social media. Most of our advertising and marketing efforts emphasize our brands, products, features, and other valuable trademarks. Advertising is purchased by us, through our agency partners, as well as through cooperative programs with distributors, dealers, and retailers.
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
Open Account Terms
Additionally, we provide financing in the form of open account terms directly to home centers and mass retailers, general line irrigation dealers, certain domestic and international distributors and dealers, ag-irrigation dealers and distributors, government customers, and rental companies.

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
The principal competitive factors in our markets are product innovation; quality and reliability; pricing and sales programs; product support and customer service; warranty; brand and reputation; channel relationships; shelf space and product availability; and financing options. We believe we offer total solutions and full service packages with high quality products that have the latest technology and design innovations. In addition, by selling our products through a network of distributors, dealers, mass retailers, hardware retailers, and home centers, as well as online and direct to end-users, users of our products are offered comprehensive service support during and after the warranty period. We believe that we have a competitive advantage because we manufacture a broad range of product lines, we are committed to product innovation and customer service, we have a strong history in, and focus on, the markets in which our businesses operate, and our distribution channels position us well to compete in various markets.
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

Number of Employees
During fiscal 2025, we employed an average of 9,791 employees. The total number of employees as of October 31, 2025 was 9,227.
Unions and Collective Bargaining Agreements
As of October 31, 2025, approximately 9.4 percent of our employees were represented by a union under a collective bargaining agreement. Our collective bargaining agreements typically are for terms of three to five years, and from time to time, our collective bargaining agreements expire and come up for renegotiation. We have four collective bargaining agreements set to expire in March 2026, May 2026, October 2026, and October 2028, as well as one agreement with an indefinite term. We consider our employee relations to be good and currently do not expect any significant difficulties in renewing these agreements. We have not experienced any strikes or work stoppages in the past five years.
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
Compensation and Benefits
We conduct compensation market benchmarking on a regular basis to provide competitive pay to attract and retain superior talent. In addition to annual base salaries, our total rewards, which vary by country/region, can include annual incentive opportunities, stock-based compensation awards, a 401(k) plan with employee matching opportunities, discretionary profit-sharing contribution to employee retirement plan accounts, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance, and certain on-site services, such as health centers and fitness centers, among many others.
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
Additional Information
Additional information is included in our Fiscal 2024 Sustainability Report, which is available on our website under the "Sustainability" section of our website located at www.thetorocompany.com. Information contained or referenced on our website, including in our Sustainability Report, is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

Environmental Matters and Other Governmental Regulation
Our business, operations, facilities, and products are subject to numerous international, federal, state, and other governmental laws, rules, and regulations relating to, among others, climate change; emissions to air, including Tier 4 or similar engine emission regulations; discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; recycling and waste disposal; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; extended producer responsibility; outdoor noise laws; and the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials. For example:
•The U.S. EPA, the California Air Resources Board ("CARB"), and similar regulators in other U.S. states and international jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards for certain equipment. Specifically, these agencies from time to time adopt increasingly stringent engine emission regulations. Following the U.S. EPA implementation of Tier 4 emission requirements applicable to diesel engines, China, the European Union ("EU") and its member states, and the United Kingdom have adopted similar regulations. CARB's two-phase implementation of net-zero emissions requirements for small off-road engines, like those contained in lawn and garden equipment, began for all products with model year 2024 and onward.
•In September 2024, Australian regulators adopted the Treasury Laws Amendment (Financial Market Infrastructure and Other Measures) Bill 2024, which requires large and medium-sized companies to begin reporting on climate-related risks and opportunities, and greenhouse gas (GHG) emissions, in their annual reports for financial years commencing after January 1, 2025.
•In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Shortly after adoption, the SEC voluntarily stayed the rule, and the current administration has chosen not to defend the rule in court. As a result, the rule never took effect, and its future remains uncertain.
•The state of California passed two bills that will require certain companies doing business in the state to disclose GHG emissions and climate-related financial risk information. Senate Bill 253 (SB 253) requires CARB to develop and adopt regulations mandating annual disclosure of Scope 1, 2, and 3 GHG emissions, with certain emissions data subject to third-party assurance. Disclosure of Scope 1 and 2 emissions begins in 2026 for the 2025 reporting year, and Scope 3 emissions disclosure begins in 2027 for the 2026 reporting year. SB 253 applies to public and private companies with total annual revenues exceeding $1 billion that do business in California.
•Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and measures adopted to reduce and adapt to such risks. SB 261 applies to companies with total annual revenues exceeding $500 million. The Ninth Circuit Court of Appeals has granted a stay of enforcement of the January 1, 2026 filing deadline for SB 261 pending the outcome of an appeal process.
•Both SB 253 and SB 261 have been challenged in the U.S. District Court for the Central District of California. On September 27, 2024, the California Governor signed Senate Bill 219 (SB 219), which extended CARB’s deadline to promulgate implementing regulations for SB 253 until July 1, 2025 but did not change the reporting deadlines. In October 2025, CARB staff indicated that adoption of final regulations under SB 253 and SB 261 will move to Q1 2026 rather than late 2025 as previously anticipated. CARB continues to evaluate stakeholder feedback on threshold definitions, reporting timelines, Scope 3 methodologies, and assurance requirements.
•The European Union Corporate Sustainability Reporting Directive (CSRD) applies to both EU and non-EU in-scope entities and would require disclosure of various metrics relating to climate change, biodiversity, workforce, supply chain, and business ethics. In addition to CSRD, the EU has proposed other sustainability-related measures, including the Corporate Sustainability Due Diligence Directive (CSDDD) and the EU Taxonomy. In February 2025, an Omnibus simplification package related to CSRD, CSDDD and the EU Taxonomy was proposed. In December 2025, The EU Council and Parliament reached a provisional agreement on the Omnibus simplification package, significantly amending the CSRD, CSDDD and the EU Taxonomy to reduce the scope and reporting burdens for many companies. The agreement is expected to be formally approved and published in late 2025 or early 2026. Accordingly, if the agreement is formally approved, TTC would not be subject to the reporting requirements of CSRD, CSDDD and the EU Taxonomy. Lastly, the EU implemented the Carbon Border Adjustment Mechanism (CBAM), which is expected to impose additional compliance obligations in the future. TTC is a reporting entity under CBAM and management is monitoring the development of implementing regulations.
•The U.S. federal government, several U.S. states, and certain international jurisdictions in which we sell our products, including the EU and each of its member states, have implemented one or more of the following: extended producer responsibility laws, rules, or regulations, which are intended to reduce waste and environmental and human health impact, and require manufacturers to label, collect, dispose, and recycle certain products, including some of our products, at the end of their useful life, including, but not limited to (i) the Waste Electrical and Electronic Equipment (WEEE) Directive,

which mandates the labeling, collection, and disposal of specified waste electrical and electronic equipment; (ii) the Restriction on the use of Hazardous Substances (RoHS) Directive or similar substance level laws, rules, or regulations, which restrict the use of several specified hazardous materials in the manufacture of specific types of electrical and electronic equipment; (iii) the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) Regulation or similar substance level laws, rules, or regulations that require notification of use of certain chemicals, or ban or restrict the use of certain chemicals; (iv) the Battery Regulation, which regulates the manufacture and disposal of batteries; (v) country of origin laws, rules, or regulations, which require certification of the geographic origin of our finished goods products and/or components used in our products through documentation and/or physical markings, as applicable; (vi) energy efficiency laws, rules, or regulations, which are intended to reduce the use and inefficiencies associated with energy and natural resource consumption and require specified efficiency ratings and capabilities for certain products; (vii) outdoor noise laws, which are intended to reduce noise emissions in the environment from outdoor equipment; (viii) conflict minerals laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC, which require specific procedures for the determination and disclosure of the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of the Congo and adjoining countries; (ix) other product substance restriction laws, some of which require certain labeling of products, such as California Proposition 65; (x) electromagnetic compatibility laws and regulations, such as the EU Electromagnetic Compatibility (EMC) Directive, and similar laws and regulations in other markets; (xi) wireless product type approvals and licenses in global markets and the EU Radio Equipment Directive and similar laws and regulations related to wireless and radio usage; and (xii) supply chain transparency laws and regulations addressing modern slavery and human trafficking.
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
•We are dependent upon our channel customers, and changes in their purchasing patterns could negatively impact sales.
•We are dependent upon the availability and terms of credit offered to our customers, which affect purchasing behavior and could adversely impact our net sales.
•We are dependent upon effective information systems and our domain names.
•Our international operations expose us to currency, regulatory, and political risks that could impact our business.
•We experience disruptions to our operations from time to time as result of facility changes and renovations.
•There are risks associated with the imposition of, or changes to, tariffs, which have impacted and could further negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for, our products or our customers’ products in the countries in which we or our customers do business.
•We may face challenges in harmonizing information technology systems, compliance frameworks, and corporate governance practices related to Tornado Infrastructure Equipment.
Strategic Risks
•Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships and our recent activities related to Tornado Infrastructure Equipment in this regard involve risk and may prove to be unsuccessful.
•Climate, environmental, health and safety laws and regulations as well as the impact of increased scrutiny on our sustainability practices, our ability to meet our company sustainability goals, and public perceptions that our products are not environmentally friendly or that our practices are not sustainable could impact our reputation.
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
•Delays in integration related to Tornado Infrastructure Equipment may erode expected synergies and shareholder value.

Legal, Regulatory, and Compliance Risks
•Our patents, trademarks, and contractual provisions may be insufficient to protect our proprietary rights, or we may infringe the proprietary rights of others.
•Our business, which is subject to extensive regulation, including new regulators of businesses that we have acquired or may acquire in the future, involves legal and regulatory risks.
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
One of our strategies is to develop innovative, customer-valued and high-quality products to generate revenue and earnings growth. In the past, our sales from new products, which we define as those introduced in the current and previous two fiscal years, have represented a significant portion of our net sales and are expected to continue to represent a significant portion of our future net sales. We may not be able to compete as effectively and ultimately satisfy the needs and preferences of our customers, unless we can continue to enhance existing products and develop new and innovative products, including by incorporating new, emerging, and/or disruptive technologies that may become preferred by our customers. For example, we have the risks related to developing and marketing electric and alternative fuel products to meet market demands for less greenhouse gas intensive products.
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
Global supply chain disruptions, natural disasters, antidumping and countervailing duty petitions regarding certain engines imported into the U.S. from China, and other tariffs have, to various and differing degrees, impacted the availability and price of commodities, components, parts, and accessories used in our products. In addition, while most of our commodities, components, parts, or accessories are generally commercially available from a number of sources, certain items are sourced from single suppliers, which has limited, and could continue to limit, the availability of commodities, components, parts, and accessories when such suppliers are unable to meet our production requirements and we are unable to source such items from an alternative supplier in a timely manner to meet our production needs. This occurred at times during the past couple of years. Any continued or new disruption or shortages in the availability of commodities, components, parts, or accessories, including as a result of labor staffing, workforce shortage, or other challenges that our suppliers may experience as a result of financial hardship, pandemics and/or epidemics, natural disasters, and adverse weather, the frequency and intensity of which may be exacerbated by climate change, or other events, our inability to timely or otherwise obtain substitutes for such items, or any deterioration in our relationships with, the financial viability or quality of, or the personnel relationships at, our suppliers, could adversely affect our business and operating results.
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
•availability of cash or credit on acceptable terms for our customers to finance new product purchases or rent equipment; and
•customer and/or government budgetary constraints resulting in reduced spending for grounds maintenance or construction equipment.
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
Our Residential segment products generally face a higher and increasing volume of competition compared to our Professional segment products given the low barriers to entry resulting in numerous other manufacturers selling products that compete directly with our products. Internationally, our Residential segment products typically face more competition than in the U.S. because many foreign competitors design, manufacture, market, and sell products in their respective countries. In addition, fluctuations in the value of the U.S. dollar may affect the price of our products in foreign markets, thereby impacting their competitiveness. Competitors may move manufacturing operations to low cost countries for significant cost and price reductions, and we may not be able to compete, which could harm our business and operating results.
Our domain names are critical assets for informing consumers about our brand, but they are increasingly targeted by scams.
We face significant risks from cybersquatting, typosquatting, and other domain name scams that target our trademarks, trade names, and brand identity. These activities involve registering domain names that are identical or confusingly similar to our intellectual property, often for resale at inflated prices or to mislead consumers. Common schemes include: cybersquatting (registering our marks as domain names to demand payment for transfer); typosquatting and look-alike domains (using minor variations of our legitimate domains to divert traffic); and homograph attacks (exploiting internationalized domain names to create visually deceptive domains).

These fraudulent domains may host phishing sites, distribute malware, sell counterfeit goods, or disseminate false information. Such activities can result in: reputational harm through loss of consumer trust and brand dilution; operational disruption through increased costs for monitoring, enforcement, and litigation; and regulatory exposure through potential scrutiny under consumer protection and cybersecurity regulations.

Despite our monitoring and enforcement programs, we cannot guarantee complete prevention or timely remediation of these abuses. If these activities lead to consumer confusion, unauthorized transactions, or data compromise, our business, financial condition, and results of operations could be materially adversely affected.
Increases in the cost of commodities, components, parts, and accessories or our other costs of doing business, have, and could continue to, adversely affect our profit margins and businesses.
We purchase commodities, components, parts, and accessories for use in our manufacturing process and end-products or to be sold as stand-alone end-products, such as steel, aluminum, petroleum and natural gas-based resins, linerboard, copper, lead, rubber, engines, transmissions, transaxles, hydraulics, electrification components, and other commodities, components, parts and accessories. Increased costs and/or inflation, increased tariffs, duties, or other charges as a result of changes to U.S. or international trade policies or trade agreements, trade regulation and/or industry activity, or antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported into the U.S. from China, or the inability of suppliers to continue operations or otherwise remain in business, have affected our profit margins, operating results and businesses and could continue to result in declines in our profit margins, operating results and businesses. Historically, we have mitigated commodity, component, parts, or accessories cost increases, in part, by increasing prices on some of our products and executing on our strategic productivity initiatives, which include, but are not limited to, collaborating with suppliers, reviewing alternative sourcing options, substituting materials, utilizing Lean methods, and engaging in internal cost reduction efforts, all as appropriate. However, during the past couple of years, we experienced higher material, manufacturing, and freight costs, which adversely affected our margins, and we may not be able to fully offset increased commodity, component, parts, or accessories costs in the future. Further, if our price increases are not accepted by our customers and the market, our net sales, profit margins, earnings, and market share could be adversely affected.
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
In addition, if adverse economic conditions, business conditions or other events cause a decline in sales by our channel customers or weakens their financial condition, including insolvency or bankruptcy, our net sales and earnings could be adversely affected. Such situation could adversely affect the ability of such customers to pay amounts owed, which could require us to repurchase financed product.
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
International markets have been, and will continue to be, a strategic focus area for revenue growth, both organically and through acquisitions. We currently manufacture our products and maintain sales offices in the U.S. and other countries for sale throughout the world. Our net sales outside the U.S. were 19.5 percent, 20.1 percent, and 20.8 percent of our total consolidated net sales for fiscal years 2025, 2024, and 2023, respectively. We believe many opportunities exist in the international markets, and over time, we intend for international net sales to comprise a larger percentage of our total consolidated net sales; however, expanding our existing international operations and entering into additional international markets requires significant management attention and financial resources. Several factors, including the implications of withdrawal by the U.S. from, or revisions to, international trade agreements, foreign trade or other policy changes between the U.S. and other countries, weakened international economic conditions, the impact of sovereign debt defaults by certain European countries, and current wars and related sanctions and other geopolitical tensions could adversely affect our international net sales.
Many of the countries in which we manufacture or sell our products, or in which we otherwise have a presence are, to some degree, subject to political, economic, and/or social instability. As a result, our international operations expose us and our representatives, agents, and channel customers to risks inherent in operating in foreign jurisdictions. These risks include:
•weakened economic conditions;
•pandemics and/or epidemics;
•increased costs of customizing and/or certifying products for foreign countries;
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
•national and international conflicts, political instability or tensions (such as the current geopolitical tensions involving China and Taiwan, the ongoing war between Russia and Ukraine, and Middle East conflicts and wars), foreign policy changes, acts of war or terrorist acts;
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
Recently announced and future tariffs and other trade restrictions could materially and adversely affect our business, financial condition and results of operations.
In 2025, the U.S. government announced a series of tariffs, including tariffs targeting a broad range of imports and targeted tariffs on goods from specific countries and industries. In response, many countries imposed reciprocal tariffs and other trade restrictions on the United States. Although many of these tariffs, countermeasures and other trade restrictions have since been eased or paused, their initial announcements triggered considerable volatility in global markets and heightened economic uncertainty, and the global trade situation, particularly between the United States and China, continues to be highly dynamic. These changes have, and similar changes in the future may continue to, increase the cost or reduce the availability of raw materials and supplies we need to operate, cause customers to advance, delay, reduce, or cancel orders, shift buying patterns, impact demand in our end markets, complicate demand forecasting for us and our customers, increase supply chain complexity and contribute to volatility, a broader economic slowdown or recession. Any of these impacts or changes could materially and adversely affect our business, financial condition and results of operations.
Strategic Risks
Our strategy to pursue acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships and our recent activities related to Tornado Infrastructure Equipment in this regard involve risk and may not prove to be successful.
One of our strategies is to drive growth in our businesses and expand our global presence through targeted acquisitions and alliances, strong customer relations, and new joint ventures, investments, and partnerships that add value and complement our existing brands and product portfolio. For example, on December 8, 2025, we announced the close of our acquisition of Tornado Infrastructure Equipment.
Our ability to realize any of the anticipated benefits from the acquisition of Tornado Infrastructure Equipment depends on us successfully integrating Tornado Infrastructure Equipment into our business. If we cannot successfully integrate or are delayed in integrating newly acquired businesses or fail to execute our business plan, it would negatively impact our ability to manufacture new products for and to grow our business, which would materially adversely affect our financial condition, results of operations or cash flows. Even if Tornado Infrastructure Equipment is successfully integrated, the benefits of such acquisition may not be realized within the anticipated time frame or at all.
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
•challenges in harmonizing information technology systems, compliance frameworks, and corporate governance practices related to Tornado Infrastructure Equipment;
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
•delays in integration related to Tornado Infrastructure Equipment;
•new regulators of businesses that we have acquired or may acquire in the future;
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

Any of these risks could cause our strategic transactions, including the Tornado Infrastructure Equipment acquisition, not to be as profitable or accretive as expected or planned.
For example, during the third quarter of fiscal 2025, we recorded a non-cash impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset. This impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in intangible assets.
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
Increased scrutiny regarding our sustainability practices could impact our reputation.
Increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to deliver shared value through our business and our diverse stakeholders expect us to make progress in certain sustainability priority issue areas. To address this growing set of matters, we continue to devote dedicated employee resources while utilizing a cross-functional/business sustainability leadership team to further develop and implement an enterprise-wide sustainability strategy. Each year, we release our sustainability report, which highlights certain aspirations and goals related to sustainability matters, such as goals to increase battery and hybrid product sales and plans to reduce certain GHG emissions over time. No assurance can be provided that we will achieve our sustainability goals. It is possible that we may be unsuccessful in the achievement of our sustainability goals, on a timely basis or at all, or that the costs to achieve those goals become prohibitively expensive. Furthermore, our stakeholders may not be satisfied with our initiatives or efforts or the speed at which we are progressing towards any such aspirations and goals. Additionally, organizations that inform investors on sustainability matters have developed rating systems for evaluating companies on their approach to sustainability. Unfavorable ratings may lead to negative investor sentiment, which could negatively impact our stock price. Any failure, or perceived failure, to respond to sustainability concerns could harm our business and reputation. Certain challenges we face in the achievement of our sustainability objectives are also captured within our sustainability reporting in our most recent sustainability report, which is not incorporated by reference into and does not form any part of this report.
Financial Risks
We may be required to incur impairment and other charges resulting from the impairment of goodwill or tangible or intangible assets recorded in connection with acquisitions or due to exit or disposal activities.
In connection with our acquisitions and other business combinations, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset level. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.
If we determine that the anticipated future cash flows from our reporting units, indefinite-lived intangible assets, or long-lived asset groups may be less than their respective carrying values, our goodwill, indefinite-lived intangible assets, and/or long-lived assets may be deemed to be impaired. If this occurs, applicable accounting rules may require us to write-down the value of the goodwill, indefinite-lived intangible assets, and/or long-lived assets on our balance sheet to reflect the extent of any such impairment. Any such write-down of goodwill, indefinite-lived intangible assets, and/or long-lived assets would generally be recognized as a non-cash expense in our Consolidated Statements of Earnings for the accounting period during which any such write-down occurs.
For example, during the third quarter of fiscal 2025, we recorded a non-cash impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset. This impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in other intangible assets. As of October 31, 2025, we had goodwill of $450.9 million, which is maintained in various reporting units, and indefinite-lived intangible assets of $190.6 million, which together comprise 18.7 percent of our total assets as of October 31, 2025. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Any future impairment charges could be significant and could adversely affect our future consolidated operating results and financial condition.
Exit or disposal activities include but are not limited to restructuring, such as the sale or termination of a line of business or product, the exit of business activities in a particular location, the termination of employees under a plan of termination, the relocation of business activities from one location to another, changes in management or business structure, and or fundamental reorganization that affects the nature and focus of operations.
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

discharges to water; restrictions placed on water usage and water availability; product and associated packaging; use of certain chemicals; restricted substances, including "conflict minerals" disclosure rules; import and export compliance, including country of origin certification requirements; worker and product user health and safety; energy efficiency; extended producer responsibility; outdoor noise laws; the generation, use, handling, labeling, collection, management, storage, transportation, treatment, and disposal of hazardous substances, wastes, and other regulated materials; and the registration of certain technologies with various government agencies throughout the world and operation of those technologies within the limits imposed by those agencies, including but not limited to cybersecurity, radio frequency, broadband or other wireless technologies and technologies within the airspace of commercial airplanes, such as unmanned aerial systems. In addition, Laws may adversely affect our operating results, including, (i) to address health and safety requirements, (ii) taxation and tax policy changes, tax rate changes, new tax laws, or revised tax law interpretations or guidance, which individually or in combination may cause our effective tax rate to increase or result in tax charges, (iii) changes to, or adoption of new, healthcare laws or regulations, or (iv) changes to U.S. or international trade policies or agreements, or trade regulation and/or industry activity, including antidumping and countervailing duty petitions on certain products imported from foreign countries, including certain engines imported in the U.S. from China, that could result in additional tariffs, duties or other charges on commodities, components, parts or accessories that we import and/or use in our products.
Although we believe that we are in substantial compliance with currently applicable Laws, we are unable to predict the ultimate impact of adopted or future Laws on our company, business, properties, or products. Any of these Laws may cause us to incur significant expenses to achieve or maintain compliance, require us to modify our products, adversely affect the price of, or demand for, some of our products or manufacturing processes, and ultimately affect the way we conduct our operations. Failure to comply with any of these Laws could harm our reputation and/or lead to fines and other penalties, including restrictions on the importation of our products into, and the sale of our products in, one or more jurisdictions. In addition, our competitors may adopt strategies with respect to compliance with any such Laws that differ significantly from ours. This may change customer preferences and our markets in unanticipated ways which may adversely affect market demand for our products and our net sales and financial results. Other Laws impacting our supply chain, such as the United Kingdom Modern Slavery Act (and equivalent laws in California, Australia, and Canada) or data privacy requirements, such as the EU's General Data Protection Regulation, the California Consumer Privacy Act, and other emerging domestic and global data privacy and cybersecurity laws, may have similar consequences.
Climate change legislation, regulations, accords, mitigation efforts, or other legislation may adversely impact our operations and could impact the competitive landscape within our markets and affect demand for our products.
We are currently subject to rules limiting exhaust and evaporative emissions and other climate-related rules and regulations in certain jurisdictions where we operate. Concern over climate change has resulted in, and could continue to result in, new legal or regulatory requirements designed to reduce or mitigate the effects of greenhouse gases. An example of such legislation is California's AB 1346, requires that most new sales of small off-road engines, such as those installed in certain of our products, including leaf blowers and lawnmowers, sold in the state of California on or after January 1, 2024, must be zero-emission. We may become subject to additional legislation, regulations, or accords regarding climate change, and compliance with any new rules could be difficult and costly as a result of increased energy, environmental, and other costs and capital expenditures to comply with any such legislation, regulation, or accord or could otherwise decrease demand for our products.
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

We have set certain aspirations and goals related to sustainability matters, such as goals to increase battery and hybrid product sales, plans to reduce certain GHG emissions over time, and goals to increase the number of women and racial and ethnic minorities in leadership positions. We also set goals and objectives for the timing of certain accomplishments, initiatives and milestones regarding our business or operating results, including without limitation our "Amplifying Maximum Productivity" or AMP initiative, which is a multi-year productivity initiative intended to result in annualized cost savings of more than $125 million by fiscal 2027, driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. Whether we achieve our goals and objectives of such initiatives can vary due to several factors, including the risk factors described in this Annual Report on Form 10-K. It is possible that we may be unsuccessful in the achievement of our goals, on a timely basis or at all. A delay, failure or perceived failure or delay to achieve such goals and objectives in the time periods that we anticipate, or at all, could have an adverse effect on our business, operating results and financial condition, and the public perception of our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
To protect the confidentiality, integrity, and availability of our critical systems and information, our enterprise risk management framework considers cybersecurity risk alongside other company risks, as part of our overall risk assessment process. Cybersecurity risks are reviewed at least quarterly by the Enterprise Risk Management and Compliance team and escalated to senior management as appropriate. We leverage an industry leading framework, the National Institute of Standards and Technology Cybersecurity Framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We assess our maturity against that framework in partnership with an independent firm on at least an annual basis.
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
Cybersecurity Governance
Our cybersecurity program is led by the Senior Manager of our Enterprise IT Security Risk and Compliance team, who reports to the Managing Director of Enterprise IT. The Senior Manager has over 30 years of IT experience, with over 20 years specializing in cybersecurity. He has strategic and operational responsibility for all aspects of the company’s cybersecurity program, including how cyber risks are identified and assessed and how the company prepares for, detects, responds, and recovers from cyber threats. Quarterly cybersecurity program updates and as-needed reporting on cybersecurity incidents are provided to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel.
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
Our significant facilities are listed below by location, ownership, and function as of October 31, 2025:

Location	Reportable Segment	Facility Type/Use	Ownership
United States:
Batesville, Arkansas	Professional	Manufacturing facility, office, and warehouse	Owned/Leased
El Cajon, California	Professional	Manufacturing facility	Owned
Fresno, California	Professional	Warehouse	Leased
Riverside, California	Professional	Manufacturing facility, office, and test site	Owned/Leased
Sanford, Florida	Professional	Manufacturing facility	Leased
Ankeny, Iowa	Professional & Residential	Distribution center	Leased
Mount Sterling, Kentucky	Professional	Manufacturing facility	Leased
Iron Mountain, Michigan	Professional	Manufacturing facility, office, test site, and warehouse	Owned/Leased
Bloomington, Minnesota	Other activities	Corporate headquarters, test site, and warehouse	Owned/Leased
Brooklyn Center, Minnesota	Other activities	Service center, distribution center, and office	Leased
Shakopee, Minnesota	Professional & Residential	Manufacturing facility	Owned
Windom, Minnesota	Professional & Residential	Manufacturing facility	Owned/Leased
Beatrice, Nebraska	Professional	Manufacturing facility, office, and test site	Owned/Leased
Orrville, Ohio	Professional	Manufacturing facility and office	Owned
West Salem, Ohio	Professional	Manufacturing facility and office	Owned
Perry, Oklahoma	Professional	Manufacturing facility, office, and test site	Owned
El Paso, Texas	Professional & Residential	Manufacturing facility and distribution center	Owned/Leased
Weatherford, Texas	Professional	Manufacturing facility	Owned
Baraboo, Wisconsin	Professional & Residential	Distribution center	Leased
Lake Mills, Wisconsin	Professional	Manufacturing facility	Owned
Plymouth, Wisconsin	Professional & Residential	Distribution center	Owned
Tomah, Wisconsin	Professional	Manufacturing facility and distribution center	Owned/Leased
International Countries:
Braeside, Australia	Professional & Residential	Office, distribution center, service center & warehouse	Leased
Oevel, Belgium	Professional & Residential	Distribution center	Owned
Xiamen City, China	Professional & Residential	Manufacturing facility	Leased
Althengstett, Germany	Professional	Manufacturing facility and office	Owned
Fiano Romano, Italy	Professional	Manufacturing facility and office	Owned
Juarez, Mexico	Professional & Residential	Manufacturing facility	Leased
Monterrey, Mexico	Professional & Residential	Manufacturing facility	Leased
Ustron, Poland	Professional	Manufacturing facility	Owned
Ploiesti, Romania	Professional	Manufacturing facility and test site	Owned
Hertfordshire, United Kingdom	Professional & Residential	Manufacturing facility, office, and test site	Owned
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The list below identifies those persons designated by our Board of Directors as executive officers of the company. The list sets forth each such person's age and position with the company as of December 10, 2025, as well as other positions held by the executive for at least the last five years. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer of the company. There are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was selected as an officer of the company.

Name, Age, and Position	Business Experience During the Last Five or More Years
Richard M. Olson 61, Chairman of the Board and Chief Executive Officer	Chairman of the Board since November 2017 and Chief Executive Officer since November 2016. From September 2015 through October 2016, he served as President and Chief Operating Officer. From June 2014 through August 2015, he served as Group Vice President, International Business, Global Ag-Irrigation Business and Distributor Development.
Jason P. Baab 50, Vice President, Strategy, Corporate Development, and Sustainability	Vice President, Strategy, Corporate Development, and Sustainability since July 2023. Prior to joining the company, he held several roles at Oshkosh Corporation, a global manufacturer of specialty vehicles and equipment, serving as Senior Vice President, Corporate Development, Strategy, and Venture Capital from October 2021 to June 2023 and Vice President from 2017 to September 2021.
Kevin N. Carpenter 51, Vice President, Global Operations and Integrated Supply Chain	Vice President, Global Operations and Integrated Supply Chain since December 2021. Prior to joining the company, he held several roles at Carrier Global Corporation, a global provider of healthy, safe, sustainable and intelligent building and cold chain solutions, serving as Vice President of Operations, Residential and Light Commercial Systems from June 2021 to November 2021, Vice President of Quality and Continuous Improvement from August 2020 to May 2021, Vice President of Operations, Commercial HVAC from February 2020 to July 2020, and Vice President of Advanced Manufacturing from May 2019 to January 2020.
Angela C. Drake 53, Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since March 2023. She previously served as Vice President, Finance from July 2022 to February 2023. From April 2020 to June 2022, she served as Vice President, Construction and from April 2019 through March 2020, she served as Senior Managing Director, Integration. From February 2011 through March 2019, she served as Chief Financial Officer for The Charles Machine Works, Inc., an underground construction company acquired by the company in April 2019.
Edric C. Funk 53, President and Chief Operating Officer	President and Chief Operating Officer since September 2025. He previously served as Group Vice President, Golf, Grounds, and Irrigation from November 2022 to September 2025. From November 2020 to November 2022, he served as General Manager, Sitework Systems, and prior to that led the company’s Center for Technology, Research and Innovation from July 2017 to October 2020.
Gregory S. Janey 47, Group Vice President, Landscapes and Contractor	Group Vice President, Landscapes and Contractor since November 2022. He previously served as Vice President, Residential and Landscape Contractor Businesses from November 2019 to November 2022. From November 2017 to October 2019, he served as General Manager, Residential and Landscape Contractor Businesses.
Peter D. Moeller 48, Group Vice President, Underground and Specialty Construction and International	Group Vice President, Underground, Specialty Construction and International since October 2025. He previously served as Group Vice President, Underground and Specialty Construction from March 2023 to September 2025. From November 2020 to February 2023, he served as Vice President, International. From November 2019 to October 2020, he served as Vice President, Sitework Systems.
Lori A. Riley 60, Vice President, Human Resources	Vice President, Human Resources since April 2025. Prior to joining the company, she served as Chief People and Administrative Officer at Northern Tool + Equipment, a manufacturer and retailer of light industrial equipment and DIY supplies, from August 2024 to March 2025 and as Senior Vice President, People, Communications and Legal from December 2021 to September 2024. She served as Senior Vice President, Human Capital at Optum from May 2019 to December 2021 and Chief People Officer at Rally Health from November 2019 to November 2021.
Kurt D. Svendsen 59, Vice President, Technology	Vice President, Technology since March 2023. From November 2020 to February 2023, he served as Vice President, Strategy, Corporate and Channel Development. From June 2013 to October 2020, he served as Vice President, Information Technology.
Joanna M. Totsky 57, Vice President, General Counsel, and Corporate Secretary	Vice President, General Counsel, and Corporate Secretary since June 2023. Prior to joining the company, she held several roles at Cooper-Standard Holdings, a leading manufacturer of sealing, fuel and brake delivery, and fluid transfer systems, serving as Senior Vice President, Chief Legal and Transformation Officer and Secretary from November 2022 to May 2023, and Senior Vice President, Chief Legal and Compliance Officer and Secretary from July 2019 to October 2022.
Grant M. Young 56, Group Vice President, Golf, Grounds and Irrigation	Group Vice President, Golf, Grounds and Irrigation since September 2025. He previously served as Vice President, Commercial from November 2023 to September 2025. From April 2019 to October 2023, he served as General Manager, Commercial.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Cash Dividends
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "TTC". As of October 31, 2025 and 2024, we had 175,000,000 shares of common stock, par value $1.00 per share, authorized, and 97,888,105 and 101,472,125 shares of common stock outstanding, respectively. In each quarter of fiscal 2025, our Board of Directors declared a common stock cash dividend of $0.38 per share, which was a 5.6 percent increase over our common stock cash dividend of $0.36 per share paid in each quarter of fiscal 2024. As announced on December 9, 2025, our Board of Directors increased our fiscal 2026 first quarter common stock cash dividend by 2.6 percent to $0.39 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors. Restrictions on our ability to pay dividends are disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Preferred Stock
As of October 31, 2025 and 2024, we had 1,000,000 voting shares and 850,000 non-voting shares of preferred stock, par value $1.00 per share, authorized, none of which were outstanding.
Shareholders
As of December 10, 2025, we had 2,250 shareholders of record.
Issuer Purchases of Equity Securities
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's Board authorized stock repurchase program ("stock repurchase program"). The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of our common stock repurchased by the company during each of the three fiscal months in our fourth quarter ended October 31, 2025:

Period	Total Number of Shares (or Units) Repurchased[1,2,3,4]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased As Part of Publicly Announced Plans or Programs[1,2,3]	Maximum Number of Shares (or Units) that May Yet Be Repurchased Under the Plans or Programs[1,2,3]
August 2, 2025 through August 29, 2025	—	$—	—	10,391,790
August 30, 2025 through October 3, 2025	—	—	—	10,391,790
October 4, 2025 through October 31, 2025	1,604	75.77	—	10,391,790
Total	1,604	$75.77	—
1    On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above, and as a result, 391,790 shares of common stock remained available to repurchase as of October 31, 2025.
2    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above.
3    On December 9, 2025, the company’s Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above.
4    Includes 1,604 shares of the company's common stock repurchased in open-market transactions at an average price of $75.77 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,604 shares were not repurchased under the stock repurchase program.

The Toro Company Common Stock Comparative Performance Graph
The following stock performance graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of TTC common stock, the S&P 500 Index, and the S&P 500 Industrial Machinery Index for the five-year period from October 31, 2020 through October 31, 2025. The total returns on TTC common stock depicted in the stock performance graph and table are not necessarily indicative of future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Toro Company, the S&P 500 Index, and the S&P 500 Industrial Machinery Index

250
200
150
100
50
0
10/31/20
10/31/21
10/31/22
10/31/23
10/31/24
10/31/25
The Toro Company
S&P 500
S&P 500 Industrial Machinery Index

*$100 invested on 10/31/20 in stock or index, including reinvestment of dividends. Fiscal years ending October 31.

Fiscal Years Ended October 31	2020	2021	2022	2023	2024	2025
The Toro Company	$100.00	$117.50	$131.55	$102.29	$103.41	$97.99
S&P 500	100.00	142.91	122.03	134.41	185.51	225.31
S&P 500 Industrial Machinery Index	$100.00	$131.99	$114.60	$125.49	$170.97	$174.04
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
Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2025 and 2024. Discussion of fiscal 2023 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended October 31, 2024 and 2023 can be found in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2024. Statements that are not historical are forward-looking and involve risks and uncertainties, including those discussed in Part I, Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause our actual results to differ materially from any future performance suggested throughout this MD&A.
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
COMPANY OVERVIEW
Executive Summary
Our fiscal 2025 results included the following items of significance that are provided in summary format here and described in greater detail throughout the "Results of Operations," "Business Segments," and "Financial Position" sections:
•Consolidated net sales for fiscal 2025 were $4,510.4 million, a decrease of 1.6 percent compared to $4,583.8 million in fiscal 2024.
•Professional segment net sales for fiscal 2025 were $3,624.0 million, an increase of 1.9 percent compared to $3,556.9 million in fiscal 2024.
•Residential segment net sales for fiscal 2025 were $858.4 million, a decrease of 14.0 percent compared to $998.3 million in fiscal 2024.
•Gross margin was 33.4 percent in fiscal 2025, a decrease of 40 basis points compared to 33.8 percent in fiscal 2024.
•Adjusted gross margin was 34.1 percent in fiscal 2025, an increase of 20 basis points compared to 33.9 percent in fiscal 2024.
•SG&A expense as a percentage of net sales in fiscal 2025 was 22.5 percent, an increase of 30 basis points compared to 22.2 percent in fiscal 2024.
•Net earnings for fiscal 2025 were $316.1 million, or $3.17 per diluted share, compared to $418.9 million, or $4.01 per diluted share, in fiscal 2024.
•Adjusted net earnings for fiscal 2025 were $419.6 million, or $4.20 per diluted share, compared to $435.2 million, or $4.17 per diluted share, in fiscal 2024.

•Field inventory was lower as of the end of fiscal 2025 compared to the end of fiscal 2024, primarily due to decreased balances of golf and grounds and turf products, partially offset by higher balances of underground construction products.
•Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) decreased $0.4 billion to $0.8 billion as of October 31, 2025 from $1.2 billion as of October 31, 2024, primarily driven by improved manufacturing output and more normalized order patterns. Although we continue to see sustained demand for underground construction and golf and grounds products, we expect backlog to normalize by mid-fiscal 2026 given our improved manufacturing output and lower lead times.
We continued our history of paying quarterly cash dividends throughout fiscal 2025 and increased our fiscal 2025 quarterly cash dividend by 5.6 percent to $0.38 per share compared to $0.36 per share paid in fiscal 2024. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $441.1 million of cash to our shareholders during fiscal 2025. As of October 31, 2025, we had a strong liquidity profile with available liquidity of $1,238.9 million, consisting of cash and cash equivalents of $341.0 million and availability under our revolving credit facility of $897.9 million.
Tariffs
The tariff environment is complex and evolving. Our business has incurred, and expects to continue to incur, additional costs as it relates to tariffs. We have taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, strategic sourcing adjustments, manufacturing and product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative now on track to achieve at least $125 million of run-rate savings by fiscal 2027, up from the initial program estimate of at least $100 million. The program is driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the fourth quarter of fiscal 2025, the AMP initiative has delivered cumulative cost savings of $78.5 million and anticipated annualized cost savings of $86.2 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
Impairment of Spartan Trade Name
During the third quarter of fiscal 2025, we recorded an impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Subsequent to this impairment charge, the indefinite-lived Spartan trade name intangible asset is fully impaired, resulting in a carrying value of zero. This impairment charge is included in the Non-cash impairment charge caption on the Consolidated Statements of Earnings. The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis of the intangible asset. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales in fiscal 2025 were $4,510.4 million compared to $4,583.8 million in fiscal 2024, a decrease of 1.6 percent. This net sales decrease was primarily driven by lower Residential segment shipments and prior year divestitures, partially offset by net price realization and higher Professional segment shipments.
Net sales in international markets were $878.3 million for fiscal 2025 compared to $923.0 million in fiscal 2024, a decrease of 4.8 percent. The international net sales decrease was primarily driven by lower shipments of both Residential and Professional segment products. Changes in foreign currency exchange rates resulted in a decrease in our net sales of $4.2 million in fiscal 2025.

The following table summarizes our results of operations as a percentage of our consolidated net sales:

Fiscal Years Ended October 31	2025	2024
Net sales	100.0%	100.0%
Cost of sales	(66.6)	(66.2)
Gross margin	33.4	33.8
SG&A expense	(22.5)	(22.2)
Non-cash impairment charge	(1.8)	—
Operating earnings	9.1	11.6
Interest expense	(1.3)	(1.3)
Other income, net	0.6	0.9
Earnings before income taxes	8.4	11.2
Provision for income taxes	(1.4)	(2.1)
Net earnings	7.0%	9.1%
Gross Profit and Gross Margin
Gross profit represents net sales less cost of sales and gross margin represents gross profit as a percentage of net sales. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Cost of Sales," for a description of expenses included in cost of sales. Gross profit for fiscal 2025 was $1,504.8 million, down 2.9 percent compared to gross profit of $1,549.3 million in fiscal 2024. Gross margin was 33.4 percent in fiscal 2025 compared to 33.8 percent in fiscal 2024, a decrease of 40 basis points. This gross margin decrease was primarily due to lower net sales volume, higher material and manufacturing costs, inventory valuation adjustments, and higher productivity initiative charges, partially offset by productivity improvements, net price realization, and product mix.
Selling, General and Administrative ("SG&A") Expense
SG&A expense decreased $2.2 million, or 0.2 percent, in fiscal 2025 compared to fiscal 2024. Refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements within the section entitled "Selling, General and Administrative Expense" for a description of expenses included in SG&A expense. As a percentage of net sales, SG&A expense was 22.5 percent in fiscal 2025 compared to 22.2 percent in fiscal 2024, an increase of 30 basis points. The increase in SG&A expense as a percentage of net sales was primarily due to lower net sales volume and higher incentive expenses, partially offset by cost savings measures.
Non-Cash Impairment Charge
We recorded a non-cash impairment charge of $81.1 million within our Other activities in fiscal 2025. No impairment charges were recognized in fiscal 2024.
Interest Expense
Interest expense primarily consists of interest costs incurred on outstanding borrowings related to our fixed and variable interest rate debt arrangements, as well as amortization of the debt issuance costs associated with our debt arrangements. Interest expense for fiscal 2025 decreased $2.8 million compared to fiscal 2024. This decrease was primarily driven by lower average interest rates during fiscal 2025 compared to fiscal 2024.
Other Income, Net
Other income, net for fiscal 2025 was $26.8 million compared to $41.4 million in fiscal 2024, a decrease of $14.6 million in fiscal 2025 as compared to fiscal 2024. This decrease in other income, net was primarily due to prior year net gains on divestitures, current year net losses on divestitures, prior year net favorable legal settlement activity, and lower income from our Red Iron joint venture, partially offset by the favorable impact from derivative instruments.

Provision for Income Taxes
The effective tax rate for fiscal 2025 was 16.3 percent compared to 18.3 percent in fiscal 2024. The decrease in the effective tax rate for fiscal 2025 was primarily due to the impact of the non-cash impairment charge and a more favorable geographic mix of earnings in the current year, partially offset by lower tax benefits recorded as excess tax deductions for stock compensation. The adjusted effective tax rate for fiscal 2025 was 17.8 percent, compared to an adjusted effective tax rate of 18.8 percent in fiscal 2024. The decrease in the adjusted effective tax rate was primarily due to a more favorable geographic mix of earnings.
Net Earnings and Net Earnings Per Diluted Share
Fiscal 2025 net earnings were $316.1 million compared to $418.9 million in fiscal 2024, a decrease of 24.5 percent. Fiscal 2025 diluted net earnings per share were $3.17, a decrease of 20.9 percent from $4.01 per diluted share in fiscal 2024. The decrease in net earnings per diluted share for fiscal 2025 was primarily due to the non-cash impairment charge, higher productivity initiative charges, lower Residential segment earnings, and higher incentive expenses, partially offset by higher Professional segment earnings and lower shares outstanding. Adjusted net earnings for fiscal 2025 were $419.6 million, or $4.20 per diluted share, compared to $435.2 million, or $4.17 per diluted share, in fiscal 2024.
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings (loss) before interest and taxes ("EBIT") for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities consisting of a wholly-owned domestic distribution company, Red Iron joint venture, certain corporate activities, impairment charges, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information technology, public relations, business development, and similar activities, productivity initiative charges, and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following information provides perspective on the net sales and results of our reportable business segments and Other activities.
Professional Segment
Professional segment net sales represented 80.3 percent and 77.6 percent of consolidated net sales for fiscal 2025 and 2024, respectively. The following table presents our Professional segment's net sales, EBIT, and EBIT margin (dollars in millions):

Fiscal Years Ended October 31	2025	2024
Net sales	$3,624.0	$3,556.9
Percentage change from prior year	1.9%	(3.2)%
EBIT	$702.5	$638.9
EBIT margin	19.4%	18.0%
Professional Segment Net Sales
Net sales for our Professional segment in fiscal 2025 increased 1.9 percent compared to fiscal 2024. This increase was primarily driven by higher shipments of golf, grounds, and underground construction products, as well as net price realization, partially offset by prior year divestitures and lower shipments of specialty construction products.
Professional Segment EBIT
Professional segment EBIT increased 10.0 percent in fiscal 2025 compared to fiscal 2024, and Professional segment EBIT margin increased to 19.4 percent from 18.0 percent. The increase in Professional segment EBIT margin for fiscal 2025 was primarily due to net price realization, productivity improvements, cost savings measures, partially offset by higher material and manufacturing costs and inventory valuation adjustments.
Residential Segment
Residential segment net sales represented 19.0 percent and 21.8 percent of consolidated net sales for fiscal 2025 and 2024, respectively. The following table presents our Residential segment's net sales, EBIT, and EBIT margin (dollars in millions):

Fiscal Years Ended October 31	2025	2024
Net sales	$858.4	$998.3
Percentage change from prior year	(14.0)%	16.9%
EBIT	$35.8	$78.4
EBIT margin	4.2%	7.9%

Residential Segment Net Sales
Net sales for our Residential segment in fiscal 2025 decreased by 14.0 percent compared to fiscal 2024. This decrease was primarily driven by lower shipments broadly across the segment, as well as the prior year Pope divestiture.
Residential Segment EBIT
Residential segment EBIT decreased 54.3 percent in fiscal 2025 compared to fiscal 2024, and Residential segment EBIT margin decreased to 4.2 percent from 7.9 percent. The decrease in Residential segment EBIT margin for fiscal 2025 was primarily driven by lower net sales volume, higher material and manufacturing costs, and inventory valuation adjustments, partially offset by productivity improvements and cost savings measures.
Other Activities
Net sales for our Other activities consist of sales from a wholly-owned domestic distribution company less intercompany sales from our Professional and Residential business segments to a wholly-owned domestic distribution company. Net sales for our Other activities represented 0.7 percent and 0.6 percent of consolidated net sales for fiscal 2025 and 2024, respectively.
The following table presents net sales and EBIT (Loss) for our Other activities (dollars in millions):

Fiscal Years Ended October 31	2025	2024
Net sales	$28.0	$28.6
Percentage change from prior year	(2.1)%	17.2%
EBIT (Loss)[1]	$(301.6)	$(142.6)
1 Presentation of fiscal 2024 EBIT (Loss) has been conformed to the current year presentation.
Other Net Sales
Net sales for our Other activities includes sales from a wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in fiscal 2025 decreased $0.6 million compared to fiscal 2024.
Other EBIT (Loss)
The loss before interest and taxes for our Other activities increased $159.0 million in fiscal 2025 compared to fiscal 2024. This year-over-year loss increase was primarily driven by the non-cash impairment charge, higher productivity initiative charges, and higher incentive expenses.
FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. The following table highlights several key measures of our working capital performance (dollars in millions except average days outstanding and turnover):

Fiscal Years Ended October 31	2025	2024
Average receivables, net	$455.2	$480.0
Average inventories, net	1,115.6	1,156.8
Average accounts payable	$427.5	$449.0
Average days outstanding for receivables	36.8	38.2
Average inventory turnover (times per fiscal year)	2.7	2.6
As of the end of fiscal 2025, our average net working capital was 25.3 percent compared to 25.9 percent as of the end of fiscal 2024. We calculate our average net working capital as average net accounts receivable plus average net inventory, less average accounts payable as a percentage of net sales for a twelve month period.
The following factors impacted our average net working capital during fiscal 2025 as compared to fiscal 2024:
•Average net receivables decreased by 5.2 percent, primarily driven by timing of shipments and lower net sales volume. Our average days outstanding for receivables decreased to 36.8 days in fiscal 2025 compared to 38.2 days in fiscal 2024.
•Average net inventories decreased by 3.6 percent, primarily due to lower raw materials, work in process, and finished goods balances.
•Average accounts payable decreased by 4.8 percent, primarily due to lower purchases.

Capital Expenditures
We make ongoing capital investments in our property, plant, and equipment and believe that in periods of normalized supply chain conditions our historical capital investments in our manufacturing facilities and other capital assets will increase the production capacity and efficiencies of our operations to better enable us to meet the needs of our customers. Fiscal 2025 capital expenditures of $83.7 million were $19.8 million lower than our fiscal 2024 capital expenditures of $103.5 million.
Cash Flows
Cash flows provided by/(used in) operating, investing, and financing activities during the past two fiscal years are shown in the following table (dollars in millions):

	Cash Provided by/(Used in)
Fiscal Years Ended October 31	2025	2024
Operating activities	$662.0	$569.9
Investing activities	(77.4)	(59.7)
Financing activities	(446.1)	(505.1)
Effect of exchange rates on cash	3.0	1.3
Net increase in cash and cash equivalents	141.5	6.4
Cash and cash equivalents as of the end of the fiscal period	$341.0	$199.5
Cash Flows from Operating Activities
Our primary source of funds is cash generated from operations. In fiscal 2025, cash provided by operating activities increased $92.1 million from fiscal 2024. This increase was mainly due to net favorable fluctuations in working capital.
Cash Flows from Investing Activities
Acquisitions and capital expenditures are a significant use of our capital resources. These investments are intended to enable sales growth in new, existing, and expanding markets, help us meet product demand, and increase our manufacturing efficiencies and capacity. In fiscal 2025, cash used in investing activities increased $17.7 million from fiscal 2024. This increase was primarily driven by lower proceeds from divestitures, partially offset by lower purchases of property, plant, and equipment in the current year period compared to the prior period.
Cash Flows from Financing Activities
In fiscal 2025, cash used in financing activities decreased $59.0 million from fiscal 2024. This decrease was mainly due to net debt repayments in the prior year, partially offset by higher common stock repurchases.
Liquidity and Capital Resources
As of October 31, 2025, we had available liquidity of $1,238.9 million, consisting of cash and cash equivalents of $341.0 million, of which $141.3 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $897.9 million.
We expect that $45.8 million of cash and cash equivalents held by our foreign subsidiaries will be indefinitely reinvested. Should these cash and cash equivalents be distributed in the future in the form of dividends or otherwise, we may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2025, the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes upon any future repatriation, are not material and have not been recorded.
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

Indebtedness
The following is a summary of our indebtedness (dollars in millions):

October 31	2025	2024
Revolving credit facility, due October 2029	$—	$—
Term loan, due October 2029	200.0	200.0
Term loan, due April 2027	—	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
5.27% senior notes, due September 2032	200.0	—
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2
Less: unamortized debt issuance costs	2.8	2.4
Long-term debt	$921.5	$921.8
Less: current portion of long-term debt	—	10.0
Long-term debt, less current portion	$921.5	$911.8
Principal payments required on our outstanding indebtedness, based on the maturity dates defined within our debt arrangements, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2026	$—
2027	100.0
2028	20.0
2029	280.0
2030	—
Thereafter	525.0
Total principal payments	$925.0
Interest payments required on our outstanding indebtedness, assuming no prepayments of indebtedness, for each of the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Interest payments
2026	$48.3
2027	48.3
2028	45.3
2029	38.5
2030	29.0
Thereafter	$82.8
Interest on variable rate debt was calculated using the interest rate as of October 31, 2025.
Our revolving credit facility has a borrowing capacity of up to $900.0 million that matures on October 2, 2029. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $75.0 million sublimit for swingline loans. At our election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $450.0 million. As of October 31, 2025 we had no outstanding borrowings under the revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, resulting in $897.9 million of unutilized availability under our revolving credit facility. As of October 31, 2024 we had no outstanding borrowings under the revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, resulting in $897.3 million of unutilized availability under our revolving credit facility. As of October 31, 2025, our debt ratings for long-term unsecured senior, non-credit enhanced debt by Standard and Poor's Ratings Group and by Moody's Investors Service were BBB and Baa1, respectively, and in both cases with a stable outlook.
Our debt agreements contain customary representations and warranties of the company, event of default provisions, as well as certain customary covenants, including, without limitation, financial covenants, such as the maintenance of a maximum leverage ratio; and negative covenants, which among other things, limit cash dividends, disposition of assets, consolidations and mergers, liens, and other matters customarily restricted in such agreements. Most of these restrictions are subject to certain minimum thresholds, and we were in compliance with all covenants under our outstanding indebtedness as of October 31, 2025. The agreements governing our outstanding indebtedness are described in Note 6, Indebtedness, of the Notes to Consolidated Financial Statements.
Capital Structure
The following table details the components of our capital structure and debt-to-capitalization ratio (dollars in millions, except percentage data):

October 31	2025	2024
Long-term debt	$921.5	$921.8
Stockholders' equity	$1,453.3	$1,551.9
Debt-to-capitalization ratio	38.8%	37.3%
Our debt-to-capitalization ratio increased in fiscal 2025 compared to fiscal 2024 primarily due to shareholder buybacks and dividends partially offset by our continued profitability.
Cash Dividends
In each quarter of fiscal 2025, our Board of Directors declared a common stock cash dividend of $0.38 per share, which was a 5.6 percent increase over our common stock cash dividend of $0.36 per share paid each quarter in fiscal 2024. On December 9, 2025, our Board of Directors increased our fiscal 2026 first quarter common stock cash dividend by 2.6 percent to $0.39 per share. Future common stock cash dividends will depend upon our financial condition, results of operations, capital requirements, and other factors deemed relevant by our Board of Directors.
Common Stock Repurchases
Our stock repurchase program provides shares for use in connection with our stock-based compensation plans, among other uses, and has no expiration. The following table provides information with respect to repurchases of our common stock during the past two fiscal years (dollars in millions, except share and per share data):

Fiscal Years Ended October 31	2025	2024
Shares of Board authorized common stock repurchased	3,780,167	2,777,534
Cost to repurchase common stock	$290.0	$245.5
Average price paid per share	$76.72	$88.39
As of October 31, 2025, 4,391,790 shares of our common stock remained available for repurchase under our stock repurchase program. On December 9, 2025, the company's Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of common stock under the stock repurchase program. This repurchase authorization has no expiration date. We currently expect to continue stock repurchases in fiscal 2026, depending on our cash balance, debt repayments, common stock price and other market conditions, our anticipated working capital needs, and/or other factors.
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

The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron during fiscal 2025 and 2024 was $2,680.9 million and $2,613.3 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of October 31, 2025 and 2024 was $807.6 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to us as of October 31, 2025 and 2024 were $21.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2025 and 2024 was $712.5 million and $612.1 million, respectively. As of October 31, 2025 and 2024, $308.3 million and $272.2 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
We have also entered into inventory repurchase agreements with the other third-party financial institutions under which we have agreed to repurchase certain repossessed products. As of October 31, 2025 and 2024, we were contingently liable to repurchase up to a maximum amount of $29.0 million and $29.5 million of repossessed inventory, respectively.
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
From time to time, we enter into agreements where we provide recourse to third-party finance companies in the event of default by the customer for financing payments to the third-party finance company. We may recover a portion of any required recourse payments incurred under these agreements from repossession and resale of the equipment collateralizing the receivables. Our maximum exposure for credit collection under those arrangements as of October 31, 2025 and 2024 was $4.1 million and $2.9 million, respectively.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of financial performance measures calculated and reported in accordance with U.S. GAAP to the most directly comparable non-GAAP financial performance measures for the fiscal years ended October 31, 2025 and 2024 (dollars in millions, except per share and percentage data):

Fiscal Years Ended	October 31, 2025	October 31, 2024
Gross profit	$1,504.8	$1,549.3
Productivity initiative[1]	31.6	5.7
Adjusted gross profit	$1,536.4	$1,555.0

Gross margin	33.4%	33.8%
Productivity initiative[1]	0.7%	0.1%
Adjusted gross margin	34.1%	33.9%

Operating earnings	$409.9	$533.3
Productivity initiative[1]	48.1	27.2
Non-cash impairment charge[2]	81.1	—
Adjusted operating earnings	$539.1	$560.5

Operating earnings margin	9.1%	11.6%
Productivity initiative[1]	1.1%	0.6%
Non-cash impairment charge[2]	1.8%	—%
Adjusted operating earnings margin	12.0%	12.2%

Earnings before income taxes	$377.6	$512.8
Productivity initiative[1]	51.7	23.1
Non-cash impairment charge[2]	81.1	—
Adjusted earnings before income taxes	$510.4	$535.9

Income tax provision	$61.5	$93.9
Productivity initiative[1]	9.3	3.3
Non-cash impairment charge[2]	19.7	—
Tax impact of stock-based compensation[3]	0.3	3.5
Adjusted income tax provision	$90.8	$100.7

Net earnings	$316.1	$418.9
Productivity initiative[1]	42.4	19.8
Non-cash impairment charge[2]	61.4	—
Tax impact of stock-based compensation[3]	(0.3)	(3.5)
Adjusted net earnings	$419.6	$435.2

Net earnings per diluted share	$3.17	$4.01
Productivity initiative[1]	0.42	0.19
Non-cash impairment charge[2]	0.61	—
Tax impact of stock-based compensation[3]	—	(0.03)
Adjusted net earnings per diluted share	$4.20	$4.17

Effective tax rate	16.3%	18.3%
Productivity initiative[1]	—%	(0.2)%
Non-cash impairment charge[2]	1.4%	—%
Tax impact of stock-based compensation[3]	0.1%	0.7%
Adjusted effective tax rate	17.8%	18.8%
1    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the fiscal years ended October 31, 2025 and 2024 primarily represent facility exit costs, severance and termination benefits, compensation for fully-dedicated AMP personnel, third-party consulting costs, and product-line exit costs.
2    At the end of the third quarter of fiscal 2025, the company recorded a non-cash impairment charge within Other activities related to the Spartan trade name, as discussed in more detail under the heading "Company Overview-Impairment of Spartan Trade Name" in this section.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the fiscal years ended October 31, 2025 and 2024.
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
The following table provides a reconciliation of free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP for the fiscal years ended October 31, 2025 and October 31, 2024 (dollars in millions, except percentage data):

Fiscal Years Ended	October 31, 2025	October 31, 2024
Net cash provided by operating activities	$662.0	$569.9
Less: Purchases of property, plant, and equipment, net of proceeds from insurance claim	83.7	99.2
Free cash flow	578.3	470.7
Net earnings, excluding the non-cash impairment charge of $81.1 million	$397.2	$418.9
Free cash flow conversion percentage	145.6%	112.4%
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
Adjustments to sales promotions and incentive accruals are made from time to time as actual usage becomes known in order to properly estimate the amounts necessary to generate consumer demand based on market conditions as of the balance sheet date. As of October 31, 2025, we had recorded an accrual for sales promotion and incentive programs of $168.6 million within the Consolidated Balance Sheets. We believe that our accrual for sales promotion and incentive programs is adequate as of October 31, 2025 and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, actual results may differ from these estimates if competitive factors dictate the need to enhance or modify sales promotion and incentive programs or if customer usage, product mix, or field inventory levels vary from historical trends.

Impairment
Goodwill
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination. As of October 31, 2025, our goodwill balance was $450.9 million. Goodwill is not amortized, but is assessed for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. Based on a change made to our operating segments during the fourth quarter of fiscal 2025, as discussed in Note 3, Segment Data, of the Notes to Consolidated Financial Statements, we have eight operating segments. The company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure, and no impairment was identified. Seven of our reporting units contained goodwill on their respective balance sheets as of October 31, 2025.
During the fourth quarter of fiscal 2025, consistent with prior fiscal years, we performed our annual quantitative goodwill impairment assessment, which is a one-step process. In performing the quantitative analysis, we compare the carrying value of a reporting unit, including goodwill, to its fair value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the fourth quarter annual quantitative goodwill impairment analysis, we determined there was no impairment of goodwill for any of our reporting units as the fair value of each reporting unit exceeded its respective carrying value, including goodwill. Further, the fair value of each reporting unit exceeded its respective carrying value, including goodwill, in excess of 11 percent.
The fair value of each reporting unit under the quantitative goodwill impairment test was determined using a discounted cash flow model under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital ("WACC") rate. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. The WACC rate could be increased by 95 basis points with no impairment indicated for any of our reporting units. Additionally, the terminal growth rate could be decreased by 135 basis points with no impairment indicated for any of our reporting units.
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
While our annual impairment assessment performed in the fourth quarter of fiscal 2025 supported the carrying amount of our goodwill, we may be required to re-evaluate the carrying amounts in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. As of October 31, 2025, our indefinite-lived intangible asset balances, which consist of certain trade names, were $190.6 million. Indefinite-lived intangible assets are not amortized, but are assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. We assess indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset.
Fiscal 2025 Impairment
During the preparation of the financial statements for the third quarter of fiscal 2025, we concluded that impairment indicators existed for our indefinite-lived Spartan trade name intangible asset. Based on the resulting impairment assessment performed, we recorded an impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset in the third quarter of fiscal 2025. For additional information regarding the impairment charge, refer to Note 1, Summary of Significant Accounting Policies and Related Data, of the Notes to Consolidated Financial Statements.
Annual Impairment Analysis
During the fourth quarter of fiscal 2025, consistent with prior fiscal years, we performed our annual quantitative impairment assessment for indefinite-lived intangible assets by comparing the carrying amounts of each respective asset to its estimated fair value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on our fourth quarter quantitative impairment analysis, we determined that our indefinite-lived intangible assets were not impaired as the estimated fair value of each of our indefinite-lived intangible assets exceeded its carrying value. Further, the fair value of each of our indefinite-lived intangible assets exceeded its carrying value in excess of 14 percent.
Fair value was determined using the relief-from-royalty method under the income approach which requires the use of significant judgment regarding the selection of various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. These inputs and assumptions contemplate business, industry, and overall economic conditions, as well as relevant market data for royalty rates of similar intangible assets. Actual future results may differ significantly from the assumptions used in our valuations resulting in future impairment losses and such losses could be material. As such estimates are sensitive to changes in the underlying inputs and assumptions, we performed sensitivity analyses to address this risk. The discount rate could be increased by 170 basis points with no impairment indicated for any of our indefinite-lived intangible assets. The royalty rate could be decreased by 35 basis points with no impairment indicated for any of our indefinite-lived intangible assets.
Determining the estimated fair values of our reporting units and indefinite-lived intangible assets requires considerable judgment and such estimates are sensitive to changes in the underlying inputs and assumptions. As a result, there can be no assurance that the inputs and assumptions made for purposes of our annual impairment assessments will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected may negatively affect the underlying key inputs and assumptions and ultimately affect the estimated fair values of our reporting units and indefinite-lived intangible assets. Such events or circumstances could include a decrease in expected future operating results and the related cash flows; adverse economic, market, and industry conditions, including unfavorable impacts on our guideline public companies used in determining our WACC rate and the business enterprise value of our reporting units under the market approach; prolonged periods of unfavorable weather conditions; changes in regulatory conditions impacting our products and industries; a continued volatile supply chain environment and/or additional increases in the costs of commodities, component parts, and labor; lack of customer acceptance of new or innovative technologies; increased competition; and other factors.
While our annual impairment assessment performed in the fourth quarter of fiscal 2025 supported the carrying amount of our indefinite-lived intangible assets, we may be required to re-evaluate the carrying amounts in future periods utilizing different inputs and assumptions that reflect the then current market conditions and expectations regarding our operating performance, which may result in a future impairment that could be material.
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
We believe that our analysis of historical warranty claim trends and knowledge of potential manufacturing and/or product design improvements or issues provide sufficient information to establish a reasonable estimate for the cost of future warranty claims at the time of sale and our warranty accruals as of the date of our Consolidated Balance Sheets. We believe that our $152.2 million warranty accrual as of October 31, 2025 is adequate and historically has been adequate; however, due to the inherent uncertainty in the accrual estimation process, including projecting future warranty claims, costs associated with servicing future warranty claims, and unexpected major rework campaigns that may arise in the future, our actual warranty costs incurred may differ from our warranty accrual estimate. An unexpected increase in warranty claims and/or in the costs associated with servicing those claims would result in an increase in our warranty accruals and a decrease in our net earnings.
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
In developing inventory valuation adjustments for excess, slow moving, and obsolete inventory, we are required to use judgment and make estimates of future sales demand and production requirements compared with current inventory levels. Our estimate of projected sales demand and production requirements is primarily based on actual orders received, historical demand, technological and product life cycle changes, product pricing, economic trends, and competitive factors, such as market and pricing trends for similar products. Although we believe our inventory valuation reserve for excess, slow-moving, and obsolete inventory is adequate at $60.5 million as of October 31, 2025, projecting sales demand and production requirements involves significant management judgment regarding future events. Future events that could significantly influence our judgments and related estimates include general economic conditions within the specific markets in which we operate, changes in demand for our products and customer preference, price fluctuations, and actions of our competitors, including the introduction of new products, technological advances, and pricing changes. Projected sales demand and production requirements can also be affected by the significant redesign of our existing products or the replacement of an existing product by an entirely new generation of product. It is possible that an unfavorable adjustment to our inventory valuation reserve for excess, slow moving, and obsolete inventory may be required in the future if there is a change in any of the aforementioned factors that adversely impacts our estimates of future demand for our products and we do not modify our purchases or production schedule accordingly.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1, Summary of Significant Accounting Policies and Related Data, in our Notes to Consolidated Financial Statements under the section entitled "New Accounting Pronouncements".
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2026 through fiscal 2028. All items are non-trading and stated in U.S. dollars. As of October 31, 2025, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows (dollars in millions, except average contracted rate):

	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6535	$93.1	$93.0	$(0.1)
Buy U.S. dollar/Sell Canadian dollar	1.3651	49.2	49.9	0.7
Buy U.S. dollar/Sell Euro	1.1402	188.8	183.6	(5.2)
Buy U.S. dollar/Sell British pound	1.2980	60.2	59.5	(0.7)
Buy Mexican peso/Sell U.S. dollar	20.3299	$65.9	$69.7	$3.8
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any translation changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and a term loan credit agreement, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations.
Our indebtedness as of October 31, 2025 included $724.3 million of gross fixed rate debt that is not subject to variable interest rate fluctuations and $200.0 million of gross variable rate debt under our term loan credit agreement and revolving credit facility. As of October 31, 2025, the estimated fair value of gross long-term debt with fixed interest rates was $733.1 million compared to its carrying amount of $724.3 million. Interest rate risk for fixed-rate, long-term debt is estimated as the potential increase in the fair value of gross fixed rate debt, resulting from a hypothetical 10 percent decrease in interest rates, and amounts to $19.5 million. The estimated fair value of gross fixed rate debt is estimated by discounting the projected cash flows of our gross fixed rate debt using the current interest rate that could be obtained for similar amounts of debt and a similar financing term.
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
Management, with the participation of the company's Chairman of the Board and Chief Executive Officer and Vice President and Chief Financial Officer, evaluated the effectiveness of the company's internal control over financial reporting as of October 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the company's internal control over financial reporting was effective as of October 31, 2025. The company's internal control over financial reporting as of October 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Richard M. Olson
Chairman of the Board and Chief Executive Officer
/s/ Angela C. Drake
Vice President and Chief Financial Officer

December 17, 2025

Further discussion of the company's internal controls and procedures is included in Part II, Item 9A, "Controls and Procedures" of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Toro Company:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Toro Company and subsidiaries (the Company) as of October 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Accrued sales promotions and incentives
As discussed in Note 1 to the consolidated financial statements, at the time of sale, the Company records an estimate for sales promotion and incentive costs, a portion of which relates to rebate programs. As of October 31, 2025, the Company recorded an accrual of $168.6 million for sales promotions and incentives. The Company’s estimates for sales promotion and incentive costs are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products purchased, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends.
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
Minneapolis, Minnesota
December 17, 2025

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings
(Dollars and shares in millions, except per share data)

Fiscal Years Ended October 31	2025	2024	2023
Net sales	$4,510.4	$4,583.8	$4,553.2
Cost of sales	3,005.6	3,034.5	2,975.6
Gross profit	1,504.8	1,549.3	1,577.6
Selling, general and administrative expense	1,013.8	1,016.0	995.6
Non-cash impairment charges	81.1	—	151.3
Operating earnings	409.9	533.3	430.7
Interest expense	(59.1)	(61.9)	(58.7)
Other income, net	26.8	41.4	28.5
Earnings before income taxes	377.6	512.8	400.5
Provision for income taxes	61.5	93.9	70.8
Net earnings	$316.1	$418.9	$329.7

Basic net earnings per share of common stock	$3.18	$4.04	$3.16

Diluted net earnings per share of common stock	$3.17	$4.01	$3.13

Weighted-average number of shares of common stock outstanding – Basic	99.5	103.8	104.4

Weighted-average number of shares of common stock outstanding – Diluted	99.8	104.4	105.3
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in millions)

Fiscal Years Ended October 31	2025	2024	2023
Net earnings	$316.1	$418.9	$329.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.5	7.8	9.6
Derivative instruments, net of tax of $(1.5), $(2.3), and $(4.1), respectively	3.2	(16.8)	(12.8)
Pension benefits, net of tax of $(0.3), $(0.3), and $(0.5), respectively	(0.8)	—	(0.7)
Other comprehensive income (loss), net of tax	10.9	(9.0)	(3.9)
Comprehensive income	$327.0	$409.9	$325.8
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in millions, except per share data)

October 31	2025	2024
ASSETS
Cash and cash equivalents	$341.0	$199.5
Receivables, net:
Customers, net of allowances (2025 - $4.8; 2024 - $4.3)	332.3	410.9
Receivables from finance affiliate	21.6	26.0
Other	24.3	22.8
Total receivables, net	378.2	459.7
Inventories, net	920.8	1,038.9
Prepaid expenses and other current assets	65.1	66.8
Total current assets	1,705.1	1,764.9
Property, plant, and equipment, net	615.8	644.8
Goodwill	450.9	450.3
Other intangible assets, net	390.3	498.7
Right-of-use assets	114.7	114.5
Investment in finance affiliate	41.0	49.2
Deferred income taxes	105.8	45.0
Other assets	15.2	15.4
Total assets	$3,438.8	$3,582.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt	$—	$10.0
Accounts payable	367.6	452.7
Short-term lease liabilities	19.3	20.3
Accrued liabilities:
Warranty	152.2	150.2
Advertising and sales promotions and incentives programs	168.6	180.4
Compensation and benefit costs	96.7	58.6
Insurance	16.7	16.0
Interest	8.2	11.4
Other	83.1	76.4
Total accrued liabilities	525.5	493.0
Total current liabilities	912.4	976.0
Long-term debt	921.5	911.8
Long-term lease liabilities	100.3	99.1
Deferred income taxes	0.8	0.5
Other long-term liabilities	50.5	43.5

Stockholders' equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 97,888,105 shares as of October 31, 2025 and 101,472,125 shares as of October 31, 2024	97.9	101.5
Retained earnings	1,390.5	1,496.4
Accumulated other comprehensive loss	(35.1)	(46.0)
Total stockholders' equity	1,453.3	1,551.9
Total liabilities and stockholders' equity	$3,438.8	$3,582.8
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in millions)

Fiscal Years Ended October 31	2025	2024	2023
Cash flows from operating activities:
Net earnings	$316.1	$418.9	$329.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash income from finance affiliate	(18.7)	(20.8)	(19.2)
Distributions from finance affiliate, net	26.9	22.2	7.9
Depreciation of property, plant, and equipment	112.2	93.7	83.5
Amortization of other intangible assets	30.7	34.5	35.7
Stock-based compensation expense	19.0	23.0	19.4
Deferred income taxes	(58.7)	(27.9)	(47.9)
Non-cash impairment charges	81.1	—	151.3
Other	5.7	(2.9)	(0.2)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	83.2	(53.1)	(71.6)
Inventories, net	109.3	27.5	(26.7)
Other assets	28.4	19.9	17.8
Accounts payable	(86.6)	24.3	(149.9)
Other liabilities	13.4	10.6	(23.0)
Net cash provided by operating activities	662.0	569.9	306.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(83.7)	(103.5)	(149.5)
Proceeds from sales of property, plant, and equipment	0.8	0.3	0.4
Proceeds from insurance claim	—	4.3	7.1
Acquisitions, net of cash received	(4.2)	(0.8)	(21.0)
Divestitures	9.7	40.0	5.3
Net cash used in investing activities	(77.4)	(59.7)	(157.7)
Cash flows from financing activities:
Borrowings under debt arrangements[1]	1,040.0	465.0	555.0
Repayments under debt arrangements[1]	(1,040.0)	(575.0)	(515.0)
Proceeds from exercise of stock options	2.1	9.1	19.7
Payments of withholding taxes for stock awards	(2.9)	(3.9)	(3.8)
Common stock repurchases	(290.0)	(245.5)	(60.0)
Dividends paid on common stock	(151.1)	(149.5)	(141.9)
Other	(4.2)	(5.3)	(1.5)
Net cash used in financing activities	(446.1)	(505.1)	(147.5)

Effect of exchange rates on cash and cash equivalents	3.0	1.3	3.3

Net increase in cash and cash equivalents	141.5	6.4	4.9
Cash and cash equivalents as of the beginning of the fiscal period	199.5	193.1	188.2
Cash and cash equivalents as of the end of the fiscal period	$341.0	$199.5	$193.1

Supplemental disclosures of cash flow information:
Cash paid during the fiscal year for:
Interest	$62.5	$63.0	$61.1
Income taxes	$106.4	$91.7	$165.2
1 Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash used in financing activities.
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2022	$104.0	$1,280.8	$(33.1)	$1,351.7
Cash dividends paid on common stock - $1.36 per share	—	(141.9)	—	(141.9)
Issuance of 499,145 shares of common stock under stock-based compensation plans, less contribution of 14,270 shares of common stock to a deferred compensation trust	0.4	19.3	—	19.7
Stock-based compensation expense	—	19.4	—	19.4
Repurchase of 611,195 shares of common stock	(0.6)	(63.2)	—	(63.8)
Other comprehensive loss	—	—	(3.9)	(3.9)
Net earnings	—	329.7	—	329.7
Balance as of October 31, 2023	103.8	1,444.1	(37.0)	1,510.9
Cash dividends paid on common stock - $1.44 per share	—	(149.5)	—	(149.5)
Issuance of 502,917 shares of common stock under stock-based compensation plans, less contribution of 54,526 shares of common stock to a deferred compensation trust	0.5	8.6	—	9.1
Stock-based compensation expense	—	23.0	—	23.0
Repurchase of 2,819,729 shares of common stock	(2.8)	(248.7)	—	(251.5)
Other comprehensive loss	—	—	(9.0)	(9.0)
Net earnings	—	418.9	—	418.9
Balance as of October 31, 2024	101.5	1,496.4	(46.0)	1,551.9
Cash dividends paid on common stock - $1.52 per share	—	(151.1)	—	(151.1)
Issuance of 243,902 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares of common stock to a deferred compensation trust	0.2	1.9	—	2.1
Stock-based compensation expense	—	19.0	—	19.0
Repurchase of 3,819,227 shares of common stock	(3.8)	(291.8)	—	(295.6)
Other comprehensive income	—	—	10.9	10.9
Net earnings	—	316.1	—	316.1
Balance as of October 31, 2025	$97.9	$1,390.5	$(35.1)	$1,453.3
The financial statements should be read in conjunction with the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•  THE TORO COMPANY AND SUBSIDIARIES  •

1	Summary of Significant Accounting Policies and Related Data
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
Cash and Cash Equivalents
The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of October 31, 2025 and 2024, cash and cash equivalents held by the company's foreign subsidiaries were $141.3 million and $136.0 million, respectively.
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
Inventories, Net
The company uses a combination of inventory valuation methods. Most inventories are valued at the lower of cost or net realizable value, with cost determined by the first-in, first-out ("FIFO") and average cost methods; these inventories totaled $550.1 million and $557.1 million as of October 31, 2025 and 2024, respectively. Remaining inventories are valued at the lower of cost or market, with cost determined under the last-in, first-out ("LIFO") method; these inventories totaled $370.7 million and $481.8 million as of October 31, 2025 and 2024, respectively. LIFO layers were reduced by $8.1 million during fiscal 2025 and were not materially reduced during fiscal 2024. As needed, the company records an inventory valuation adjustment for excess, slow-moving, and obsolete inventory that is equal to the excess of the cost of the inventory over the estimated net realizable value or market value for the inventory depending on the inventory costing method. The inventory valuation adjustment is based on a review and comparison of current inventory levels to planned production, as well as planned and historical sales of the inventory. The inventory valuation adjustment to net realizable value or market value establishes a new cost basis of the inventory that cannot be subsequently reversed. Such inventory valuation reserves for excess, obsolete, and slow moving inventory are not reduced or removed until the product is sold or disposed of. As of October 31, 2025 and 2024, the company's inventory valuation reserve for excess, slow-moving, and obsolete inventory was $60.5 million and $47.8 million, respectively.
Inventories, net were as follows (dollars in millions):

October 31	2025	2024
Raw materials and work in process	$353.1	$384.8
Finished goods and service parts	785.4	827.5
Total FIFO value	1,138.5	1,212.3
Excess of FIFO over LIFO cost	(217.7)	(173.4)
Total inventories, net	$920.8	$1,038.9
Property, Plant, and Equipment, Net
Property, plant, and equipment assets are carried at cost less accumulated depreciation. The company generally accounts for depreciation of property, plant, and equipment utilizing the straight-line half year method over the estimated useful lives of the assets. Buildings and leasehold improvements are generally depreciated over 10 to 40 years, machinery and equipment are generally depreciated over three to 15 years, tooling is generally depreciated over three to five years, and computer hardware and software and website development costs are generally depreciated over two to five years. Expenditures for major renewals and improvements, which substantially increase the useful lives of existing assets, are capitalized. Costs associated with general maintenance and repairs are expensed as incurred within cost of sales or selling, general and administrative expense in the Consolidated Statements of Earnings depending on the nature and use of the related asset. Interest is capitalized during the construction period for significant capital projects. During the fiscal years ended October 31, 2025, 2024, and 2023, the company capitalized $2.2 million, $3.1 million, and $4.2 million of interest, respectively.
Property, plant and equipment, net was as follows (dollars in millions):

October 31	2025	2024
Land and land improvements	$78.3	$72.8
Buildings and leasehold improvements	414.4	372.1
Machinery and equipment	715.6	676.9
Tooling	255.1	235.1
Computer hardware and software	108.1	103.2
Construction in process	65.1	116.9
Property, plant, and equipment, gross	1,636.6	1,577.0
Less: accumulated depreciation	1,020.8	932.2
Property, plant, and equipment, net	$615.8	$644.8
During fiscal 2025, 2024, and 2023, the company recorded depreciation expense of $112.2 million, $93.7 million, and $83.5 million, respectively.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill is initially recognized as a result of the excess of purchase consideration transferred over the estimated fair value of the net assets acquired in a business combination and indefinite-lived intangible assets are initially recognized at their estimated fair values as a result of a business combination or asset acquisition. Goodwill is assigned to a reporting unit based upon the expected benefit of the synergies of the acquisition. Goodwill and certain trade names, which are considered to have indefinite lives, are not amortized; however, the company reviews them for impairment annually during the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events indicate that impairment may have occurred prior to the annual assessment. The company tests goodwill for impairment at the reporting unit level and tests indefinite-lived intangible assets for impairment at the individual indefinite-lived intangible asset level. At the end of the third quarter of fiscal 2025, the company recorded an impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in the intangible asset. Refer to Note 5, Goodwill and Other Intangible Assets for further information.
Based on a change made to our operating segments during the fourth quarter of fiscal 2025, as discussed in Note 3, Segment Data, the company has identified eight operating segments. The company tested goodwill of the new reporting units for impairment both before and following the change in reporting unit structure, and no impairment was identified. Seven reporting units contained goodwill on their respective balance sheets as of October 31, 2025.
During the fourth quarter of fiscal 2025, the company performed its annual goodwill impairment test. The company elected to bypass the qualitative assessment and move directly to the quantitative goodwill impairment analysis. In performing the quantitative goodwill impairment analysis, the company compared the carrying value of each reporting unit, including goodwill, to its respective fair value. The carrying value of each reporting unit was determined based on the amount of equity required for the reporting unit's activities, considering the specific assets and liabilities of the reporting unit. The company did not assign corporate assets and liabilities that do not relate to the operations of the reporting unit, or are not considered in determining the fair value of the reporting unit, to the reporting units. The company's estimate of the respective fair values of its reporting units was determined based on a discounted cash flow model under the income approach, which utilized various inputs and assumptions, including projected operating results and growth rates from the company's projection process, applicable tax rates, estimated capital expenditures and depreciation, estimated changes in working capital, terminal growth rates applied to projected operating results in the terminal period, and a weighted-average cost of capital rate. Where available, and as appropriate, comparable market multiples and the company's market capitalization were also utilized to corroborate the results of the discounted cash flow models under the income approach. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Based on the quantitative annual goodwill impairment analysis performed in the fourth quarter of fiscal 2025, the company determined there was no impairment of goodwill for any of its reporting units.
During the fourth quarter of fiscal 2025, the company also performed a quantitative impairment analysis for its indefinite-lived intangible assets, which consist of certain trade names. The company's estimate of the fair values of its trade names are based on the relief from royalty method under the income approach and utilizes various inputs and assumptions, including projected revenues from the company's projection process, assumed royalty rates that could be payable if the company did not own the intangible asset, terminal growth rates applied to projected revenues, applicable tax rates, and a discount rate. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the excess. Based on this quantitative impairment analysis performed in the fourth quarter of fiscal 2025, the company concluded its indefinite-lived intangible assets were not impaired.
Other Long-Lived Assets
Other long-lived assets primarily consist of property, plant, and equipment; right-of-use assets associated with operating lease agreements; capitalized implementation costs for hosted cloud-computing arrangements; finite-lived intangible assets; and other assets, as applicable. The company's finite-lived intangible assets are identifiable assets that were acquired as a result of business combinations or asset acquisitions and primarily consist of customer relationships and lists, developed technology, patents, trade names, non-compete agreements, and order backlog and are generally amortized on a straight-line basis over their expected useful lives, which typically range from several months to 20 years depending on the nature of the finite-lived intangible asset.
The company reviews other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Asset groups have identifiable cash flows that are largely independent of other asset groups. An impairment loss is recognized when estimated discounted future cash flows from the operation or disposition of the asset group are less than the carrying amount of the asset group.

As part of the company's annual review process, during the fourth quarter of fiscal 2025, the company elected to perform a quantitative impairment analysis for its asset groups. The company's estimate of the respective fair values of its asset groups was determined using the methods, inputs, and assumptions used in the goodwill impairment model. Based on this quantitative analysis, the company concluded that the fair values of all asset groups exceeded their respective carrying amounts, and therefore, no impairment was recognized. The company did not record an impairment loss for fiscal 2025, 2024, and 2023.
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
Accounts Payable
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of October 31, 2025 and 2024, $68.8 million and $98.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Consolidated Balance Sheets.

The roll forward of the company's outstanding payment obligations financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform is as follows (dollars in millions):

Balance as of October 31, 2024	$98.8
Additions, including foreign currency translation	440.7
Payments	(470.7)
Balance as of October 31, 2025	$68.8
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
The changes in accrued warranties were as follows (dollars in millions):

Fiscal Years Ended October 31	2025	2024	2023
Beginning balance	$150.2	$143.9	$134.5
Changes in accrual related to warranties issued during the period	87.9	77.0	90.1
Payments made during the period	(97.1)	(88.0)	(84.5)
Changes in accrual related to pre-existing warranties	11.2	17.3	3.8
Ending balance	$152.2	$150.2	$143.9
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the company’s financing arrangements are capitalized and amortized over the term of the respective financing arrangement under the straight-line method as the results obtained are not materially different from those that would result from the use of the effective interest method. Debt issuance costs are generally presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the company classifies the debt issuance costs related to its $900.0 million five-year senior unsecured revolving credit facility ("revolving credit facility") within other assets on the Consolidated Balance Sheets, regardless of whether the company has any outstanding borrowings on the revolving credit facility. Debt issuance costs related to borrowings that are fully extinguished in advance of the maturity date are charged to expense at the time of retirement of the borrowings. Debt issuance costs, net of accumulated amortization, were $4.5 million and $4.6 million as of October 31, 2025 and 2024, respectively.
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
•Financing Programs: The company's financing programs consist of inventory financing arrangements with financial institutions and end-user financing. Costs incurred for inventory financing arrangements represent dealer and distributor financing costs shared by the company for a pre-established length of time based on a predefined rate from the contract between the company and the financial institution to finance dealer and distributor inventory purchases. Inventory financing arrangement costs were $79.4 million, $100.9 million, and $114.7 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively. End-user financing is offered to end-user customers under which the company, at its discretion, may pay a portion of interest costs on behalf of end-users for financing purchases of the company's equipment.
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
Advertising Expense
General advertising costs are expensed in the period incurred. Cooperative advertising represents expenditures for shared advertising costs that the company reimburses to customers and is classified as a component of selling, general and administrative expense within the Consolidated Statements of Earnings. These obligations are accrued and expensed when the related revenues are recognized in accordance with the sales promotion and incentive programs established for certain product lines. Advertising costs were $66.4 million, $69.5 million, and $77.6 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.
Engineering and Research Expense
The company's engineering and research costs are expensed as incurred as a component of selling, general and administrative expense within the Consolidated Statements of Earnings and are primarily incurred in connection with the development of new products that may have additional applications or represent extensions of existing product lines, improvements or enhancements to existing products, and cost reduction efforts. Costs incurred for engineering and research activities were $162.3 million, $173.1 million, and $173.9 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.
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
Reconciliations of basic and diluted weighted-average shares of common stock outstanding are as follows (in millions):

Fiscal Years Ended October 31	2025	2024	2023
Basic
Weighted-average number of shares of common stock	99.5	103.8	104.4
Weighted-average number of shares of common stock outstanding – Basic	99.5	103.8	104.4

Diluted
Weighted-average number of shares of common stock outstanding – Basic	99.5	103.8	104.4
Effect of dilutive securities	0.3	0.6	0.9
Weighted-average number of shares of common stock outstanding – Diluted	99.8	104.4	105.3
Incremental shares from stock options and restricted stock units are computed under the treasury stock method. Stock option awards to purchase 2,105,818, 1,738,948, and 573,662 shares of common stock during fiscal 2025, 2024, and 2023, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.
New Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued accounting standard update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for software costs that are accounted for under Subtopic 350-40 by replacing the stage-based model with a principles-based approach. The amended guidance will become effective for the company's fiscal 2029 annual period and interim periods beginning with the first quarter of fiscal 2029. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses on accounts receivable and contract assets. The amended guidance is optional and, if the company elects the practical expedient and accounting policy election, will become effective for the company's fiscal 2027 annual period and interim periods beginning with the first quarter of fiscal 2027. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.
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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to enhance reportable segment disclosure requirements, primarily through additional, more detailed disclosures about significant segment expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), an amount for other segment items by reportable segment and a description of its composition, and the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The amended guidance was adopted for the company's fiscal 2025 annual period and did not have a material impact on the company's Consolidated Financial Statements. For additional information regarding the company's reportable segments disclosure, refer to Note 3, Segment Data.
In September 2022, the FASB issued ASU No. 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The new standard requires disclosure of the key terms of supplier finance programs, the associated obligations outstanding, and a description of where those obligations are presented in the balance sheet. Additionally, effective for the company's fiscal 2025 annual period, the new standard requires a rollforward of the associated obligations outstanding during the annual period, including the amount of obligations confirmed and the amount of obligations subsequently paid. The amended guidance was adopted in the first quarter of fiscal 2024 and did not have a material impact on the company's Consolidated Financial Statements. The rollforward required by this standard was adopted for the fiscal 2025 annual period in this Annual Report on Form 10-K. For additional information regarding the company's supplier finance program, refer to the "Accounts Payable" subsection of Note 1, Summary of Significant Accounting Policies and Related Data.
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
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the CODM organizes segments for making operating and investment decisions and assessing performance. In the fourth quarter of fiscal 2025, the company modified the level at which information was being reviewed, including modification to the reporting packages and materials regularly reviewed by the CODM to evaluate the company’s operating results to assess performance and allocate resources. As a result, the company has identified eight operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. For a summary of our products by market for our Professional and Residential reportable segments, refer to refer to Part I, Item 1, "Business," of this Annual Report on Form 10-K.
The company's remaining activities consists of a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information technology, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, severance and termination benefits, facility exit costs, and deferred tax assets and liabilities. These remaining activities are presented as "Other" due to their insignificance.
Our CODM is the Chairman of the Board and Chief Executive Officer. The CODM predominantly evaluates the performance of our segments using earnings before interest and taxes (“EBIT”). This metric provides our CODM with a comprehensive view of each segment’s profitability, enabling informed decision-making and effective resource allocation. The CODM regularly reviews EBIT to monitor progress against performance targets, focusing on actual-to-plan variances. These assessments help identify trends, compare segment profitability, and determine whether additional resources or strategic adjustments are necessary to achieve guideline goals. Additionally, the significant expense categories regularly reviewed by the CODM include cost of sales, SG&A, non-cash charges, such as impairment, and other income (expense) items. These other items consist of foreign currency gains and losses, interest income and expense, gains and losses from sales of fixed assets, and income and losses from equity method investments and business divestitures.
The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data. The company evaluates the performance of its Professional and Residential reportable business segment results based on EBIT which includes allocated expenses that these operations would have incurred otherwise, but does not include general corporate expenses, interest expense, and income taxes. EBIT for the company's Other activities includes earnings (loss) from a domestic wholly-owned distribution company, certain corporate activities, non-cash impairment charges, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.

The following tables present summarized financial information concerning the company's reportable business segments and Other activities (dollars in millions):

Fiscal Year Ended October 31, 2025	Professional	Residential	Other	Total
Net sales to external customers	$3,561.0	$858.3	$91.1	$4,510.4
Intersegment gross sales (eliminations)	63.0	0.1	(63.1)	—
Net sales	3,624.0	858.4	28.0	4,510.4
Cost of sales	2,255.1	698.0	52.5	3,005.6
Selling, general and administrative expense	670.0	125.3	218.5	1,013.8
Non-cash impairment charge[1]	—	—	81.1	81.1
Other income, net	3.6	0.7	22.5	26.8
Earnings (loss) before interest and taxes	$702.5	$35.8	$(301.6)	$436.7
Interest expense				(59.1)
Provision for income taxes				61.5
Net earnings				$316.1

Fiscal Year Ended October 31, 2024	Professional	Residential	Other	Total
Net sales to external customers	$3,507.7	$997.9	$78.2	$4,583.8
Intersegment gross sales (eliminations)	49.2	0.4	(49.6)	—
Net sales	3,556.9	998.3	28.6	4,583.8
Cost of sales	2,236.1	783.7	14.7	3,034.5
Selling, general and administrative expense	692.2	140.7	183.1	1,016.0
Other income, net	10.3	4.5	26.6	41.4
Earnings (loss) before interest and taxes	$638.9	$78.4	$(142.6)	$574.7
Interest expense				(61.9)
Provision for income taxes				93.9
Net earnings				$418.9

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Net sales to external customers	$3,628.8	$854.0	$70.4	$4,553.2
Intersegment gross sales (eliminations)	45.8	0.2	(46.0)	—
Net sales	3,674.6	854.2	24.4	4,553.2
Cost of sales	2,324.7	647.0	3.9	2,975.6
Selling, general and administrative expense	694.1	138.8	162.7	995.6
Non-cash impairment charges[2]	—	—	151.3	151.3
Other income, net	4.6	0.5	23.4	28.5
Earnings (loss) before interest and taxes	$660.4	$68.9	$(270.1)	$459.2
Interest expense				(58.7)
Provision for income taxes				70.8
Net earnings				$329.7
1 Other activities earnings (loss) before interest and taxes includes an $81.1 million non-cash impairment charge recorded during the third quarter of fiscal 2025 related to the Spartan trade name. For additional information regarding the impairment charge, refer to Note 1, Summary of Significant Accounting Policies and Related Data.
2 Presentation of fiscal 2023 non-cash impairment charges related to the Spartan operating segment has been conformed to the current year presentation within the 'Other' activities. There was no change to consolidated results.

Fiscal Year Ended October 31, 2025	Professional	Residential	Other	Total
Total assets	$2,503.7	$409.6	$525.5	$3,438.8
Capital expenditures	62.8	7.7	13.2	83.7
Depreciation and amortization	$93.8	$21.6	$27.5	$142.9

Fiscal Year Ended October 31, 2024	Professional	Residential	Other	Total
Total assets	$2,673.6	$521.2	$388.0	$3,582.8
Capital expenditures	60.0	14.7	28.8	103.5
Depreciation and amortization	$94.6	$18.0	$15.6	$128.2

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Total assets	$2,679.6	$565.1	$399.6	$3,644.3
Capital expenditures	79.9	45.6	24.0	149.5
Depreciation and amortization	$89.3	$14.9	$15.0	$119.2
During fiscal 2025, 2024, and 2023, no customers accounted for 10.0 percent or more of total consolidated gross sales.
The following geographic area data includes net sales based on product shipment destination and long-lived assets, which consist of property, plant, and equipment, net and right-of-use assets and is based on physical location (dollars in millions):

Fiscal Years Ended October 31	United States	International Countries	Total
2025
Net sales	$3,632.1	$878.3	$4,510.4
Long-lived assets	$572.6	$157.9	$730.5
2024
Net sales	$3,660.8	$923.0	$4,583.8
Long-lived assets[1]	$582.7	$176.6	$759.3
2023
Net sales	$3,605.5	$947.7	$4,553.2
Long-lived assets[1]	$593.2	$173.8	$767.0
1 Presentation of fiscal 2024 and fiscal 2023 long-lived assets has been conformed to the current year presentation.

4	Revenue
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
The following tables disaggregate the company's reportable segment net sales by similar product type and geographic market (dollars in millions):

Fiscal Year Ended October 31, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,189.4	$856.4	$21.6	$4,067.4
Irrigation	434.6	2.0	6.4	443.0
Total net sales	$3,624.0	$858.4	$28.0	$4,510.4

Revenue by geographic market:
United States	$2,863.2	$740.9	$28.0	$3,632.1
International Countries	760.8	117.5	—	878.3
Total net sales	$3,624.0	$858.4	$28.0	$4,510.4

Fiscal Year Ended October 31, 2024	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,133.5	$981.1	$19.6	$4,134.2
Irrigation	423.4	17.2	9.0	449.6
Total net sales	$3,556.9	$998.3	$28.6	$4,583.8

Revenue by geographic market:
United States	$2,766.4	$865.8	$28.6	$3,660.8
International Countries	790.5	132.5	—	923.0
Total net sales	$3,556.9	$998.3	$28.6	$4,583.8

Fiscal Year Ended October 31, 2023	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$3,236.9	$819.2	$13.1	$4,069.2
Irrigation	437.7	35.0	11.3	484.0
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2

Revenue by geographic market:
United States	$2,898.5	$682.6	$24.4	$3,605.5
International Countries	776.1	171.6	—	947.7
Total net sales	$3,674.6	$854.2	$24.4	$4,553.2
Product Revenue
The company's product revenues are generated through sales of manufactured equipment and irrigation products, including related replacement parts and accessories. For the majority of the company's products, control is transferred and revenue is recognized when the product is shipped from the company's manufacturing facilities or distribution centers to the company's customers, which primarily consist of distributors, dealers, and mass retailers. In certain situations, the company transfers control and recognizes revenue when delivery to the customer has occurred. In limited circumstances, the company ships some of its products on a consignment basis to customer facilities whereby the company retains control of the product stored at the customer's facility. As the company's products are removed from the facility by the customer, control is transferred from the company to the customer. At that time, the company invoices the customer and recognizes revenue for these consignment transactions. The total value of consignment inventory as of October 31, 2025 and 2024 was $11.1 million and $18.0 million, respectively.
Product revenue is recognized based on the transaction price, which is measured as the amount of consideration the company expects to receive in exchange for transferring control of a product to a customer. The company recognizes variable consideration as a reduction of the transaction price at the time of the initial product sale by applying the portfolio approach practical expedient under the accounting standards codification guidance for revenue from contracts with customers. Variable consideration typically occurs as a result of certain of the company's sales promotions and incentive programs that are determined to represent price concessions because the program either: (i) results in an immediate reduction of the transaction price with no anticipated future costs or consideration provided to the customer, or (ii) the company anticipates a future cost based on historical or expected future business practice for which the company does not receive a distinct good or service in exchange for the future consideration provided to the customer under the program. Such programs primarily consist of off-

invoice discounts, rebates, and floor plan and retail financing. The cost of off-invoice discounts are incurred at the time of sale as a reduction of the transaction price and as a result, have no future cost. For all other sales promotion and incentive programs recorded as a reduction of the transaction price at the time of the initial product sale, the company estimates variable consideration using the expected value method because the company anticipates providing a future price concession based on historical or expected future business practice or other factors. Estimates of variable consideration under the expected value method are primarily based on the terms of the sales arrangements and sales promotion and incentive programs with customers, historical payment and rebate claims experience, field inventory levels, quantity or mix of products sold, projected sales volumes, types of programs offered, and expectations for the acceptance of sales promotion and incentive programs offered in the future or changes in other relevant trends. When revenue is recognized, the estimated expense of these sales promotions and incentives programs is recorded as a reduction from gross sales within the Consolidated Statements of Earnings with a corresponding accrual recorded within sales promotions and incentives programs in the Consolidated Balance Sheets. Additionally, from time to time, the company may offer its customers the right to return eligible equipment and irrigation products, replacement parts, and accessories. Such right of return offered on the company's products is also considered to be variable consideration that is estimated and recorded as a reduction of revenue based primarily on historical experience, anticipated sales returns estimated from sales terms, trend analysis, and other factors. The company records the obligation for product returns within accrued liabilities in the Consolidated Balance Sheets and the right-of-return asset in prepaid expenses and other current assets in the Consolidated Balance Sheets. The refund liability and right-of-return asset are remeasured for changes in the estimate at each reporting date with a corresponding adjustment to net sales and cost of sales within the Consolidated Statements of Earnings. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale.
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
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of October 31, 2025 and October 31, 2024, $34.0 million and $29.6 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. For the fiscal year ended October 31, 2025, the company recognized $14.1 million of the October 31, 2024 deferred revenue balance. The company expects to recognize approximately $13.0 million of the October 31, 2025 deferred revenue balance within net sales in the Consolidated Statements of Earnings in fiscal 2026 and $21.0 million thereafter.

5	Goodwill and Other Intangible Assets
Impairment
Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually during the fourth quarter of each fiscal year unless events or changes in circumstances indicate that impairment may have occurred prior to the annual assessment. Goodwill is assessed for impairment at the reporting unit level and the company's reporting units are its eight operating segments. Indefinite-lived intangible assets are assessed for impairment at the individual indefinite-lived intangible asset level.

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

As a result of the analysis, during the third quarter of fiscal 2025, the company concluded that the indefinite-lived Spartan trade name intangible asset of $81.1 million, reported under the Professional segment, was fully impaired. The impairment charge is included in the Non-cash impairment charge caption on the Consolidated Statements of Earnings. The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis in the intangible asset.

Goodwill
The changes in the carrying amount of goodwill by reportable segment for fiscal 2025 and 2024 were as follows (dollars in millions):

	Professional	Residential	Other	Total
Balance as of October 31, 2023	$440.5	$10.3	$—	$450.8
Goodwill divested	(0.5)	(0.5)	—	(1.0)
Translation adjustments	0.4	0.1	—	0.5
Balance as of October 31, 2024	440.4	9.9	—	450.3
Translation adjustments	0.5	0.1		0.6
Balance as of October 31, 2025	$440.9	$10.0	$—	$450.9
Other Intangible Assets
The components of other intangible assets were as follows (dollars in millions, except weighted-average useful life in years):

October 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.3)	$0.8
Customer-related	16.0	320.0	(147.6)	172.4
Developed technology	7.0	107.1	(83.3)	23.8
Trade names	12.9	9.6	(6.9)	2.7
Total finite-lived	13.6	446.8	(247.1)	199.7
Indefinite-lived - trade names		190.6	—	190.6
Total other intangible assets, net		$637.4	$(247.1)	$390.3

October 31, 2024	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.7)	$1.5
Customer-related	16.0	319.9	(128.0)	191.9
Developed technology	7.1	102.9	(72.9)	30.0
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.7	(224.6)	227.1
Indefinite-lived - trade names		271.6	—	271.6
Total other intangible assets, net		$723.3	$(224.6)	$498.7
Amortization expense for finite-lived intangible assets for the fiscal years ended October 31, 2025, 2024, and 2023 was $30.7 million, $34.5 million, and $35.7 million, respectively. Estimated amortization expense for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Estimated amortization expense
2026	$29.7
2027	24.7
2028	22.0
2029	20.9
2030	19.6
Thereafter	82.8
Total estimated amortization expense	$199.7

6	Indebtedness
The following is a summary of the company's indebtedness (dollars in millions):

October 31	2025	2024
Revolving credit facility, due October 2029	$—	$—
Term loan, due October 2029	200.0	200.0
Term loan, due April 2027	—	200.0
3.81% series A senior notes, due June 2029	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0
5.27% senior notes, due September 2032	200.0	—
7.8% debentures, due June 2027	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2
Less: unamortized debt issuance costs	2.8	2.4
Long-term debt	921.5	921.8
Less: current portion of long-term debt	—	10.0
Long-term debt, less current portion	$921.5	$911.8
Principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the succeeding fiscal years is as follows (dollars in millions):

Succeeding fiscal year	Principal payments
2026	$—
2027	100.0
2028	20.0
2029	280.0
2030	—
Thereafter	525.0
Total principal payments	$925.0

Revolving Credit Facility
On October 2, 2024, the company entered into the second amended and restated credit agreement ("2024 Credit Agreement") that provided for, among other things, a five-year unsecured revolving credit facility with a borrowing capacity of up to $900.0 million ("revolving credit facility") that matures on October 2, 2029 and replaced the company's prior $600.0 million unsecured senior revolving credit facility ("prior revolving credit facility") scheduled to mature on October 5, 2026. Included in the revolving credit facility is a $10.0 million sublimit for standby letters of credit and a $75.0 million sublimit for swingline loans. At the company's election, and with the approval of the named borrowers on the revolving credit facility and the election of the lenders to fund such increase, the aggregate maximum principal amount available under the revolving credit facility may be increased by an amount of up to $450.0 million. Funds are available under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the 2024 Credit Agreement. As of October 31, 2025, the company had no outstanding borrowings under the revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, resulting in $897.9 million of unutilized availability under the revolving credit facility. As of October 31, 2024, the company had no outstanding borrowings under the revolving credit facility and $2.7 million outstanding under the sublimit for standby letters of credit, resulting in $897.3 million of unutilized availability under the revolving credit facility.
Outstanding loans under the revolving credit facility, other than swingline loans, if applicable, bear interest at a variable rate generally based on SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Swingline loans under the revolving credit facility bear interest at a rate determined by the swingline lender or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2025 was 5.24%. During fiscal 2025, 2024 and 2023, the company incurred interest expense of $9.4 million, $5.4 million and $5.7 million, respectively, on the outstanding borrowings under the current and prior revolving credit facilities.
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
Beginning December 31, 2027, the company is required to make $5.0 million quarterly principal repayments on the 2024 Term Loan, reduced by applicable prepayments. On October 2, 2029, the aggregate principal amount of any remaining outstanding borrowings under the 2024 Term Loan is required to be repaid. The 2024 Term Loan may be prepaid and terminated at the company's election at any time without penalty or premium. Amounts repaid or prepaid may not be reborrowed. As of October 31, 2025, there was $200.0 million of outstanding borrowings under the 2024 Term Loan.
Outstanding borrowings under the 2024 Term Loan bear interest on the outstanding principal amount thereof for each interest period at a variable rate generally based on Term SOFR or an alternative variable rate based on the highest of the Bank of America prime rate, the federal funds rate or a rate generally based on Term SOFR, in each case subject to an additional basis point spread as defined in the 2024 Credit Agreement. Interest is payable quarterly in arrears. The interest rate on outstanding borrowings as of October 31, 2025 was 5.19%. For the fiscal years ended October 31, 2025, 2024, and 2023, the company incurred interest expense of $11.1 million, $17.0 million and $15.9 million, respectively, on the outstanding borrowings under the 2024 Term Loan.
Term Loan Maturing April 2027
On April 27, 2022, the company entered into a term loan credit agreement ("2022 Credit Agreement") with certain financial institutions which provided for a five-year unsecured term loan in an aggregate principal amount of $200.0 million, the entire amount of which was funded on April 27, 2022, and matures on April 27, 2027 ("2022 Term Loan"). The company used the proceeds from the September 30, 2025 $200.0 million issuance of 5.27% Senior Notes due September 30, 2032 to repay the outstanding balance of the 2022 Term Loan as of September 30, 2025. As of October 31, 2025, there was no outstanding borrowings under the 2022 Term Loan.
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
Interest on the Senior Notes is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2025, 2024, and 2023, the company incurred interest expense of $7.7 million, respectively.
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
Interest on the 3.97% Senior Notes is payable semiannually on the 30th day of June and December in each year. For the fiscal years ended October 31, 2025, 2024, and 2023, the company incurred interest expense of $4.0 million, respectively, on the outstanding borrowings under the 3.97% Senior Notes.
5.27% Senior Notes
On September 30, 2025, the company issued $200.0 million of 5.27% Senior Notes due September 30, 2032 ("5.27% Senior Notes") pursuant to a private placement note purchase agreement ("2025 Note Purchase Agreement") with certain purchasers. The 5.27% Senior Notes are unsecured senior obligations of the company and mature on September 30, 2032. The proceeds were used to repay the outstanding balance of the 2022 Term Loan as of September 30, 2025.
The company has the right to prepay all or a portion of the 5.27% Senior Notes in an amount not less than 10% of the then outstanding principal amount upon notice to the holders for 100% of the prepaid principal amount plus a make-whole premium, as set forth in the 2025 Note Purchase Agreement, plus accrued and unpaid interest, if any, to the date of prepayment. In addition, at any time during the 90 day period ending on the maturity date of the 5.27% Senior Notes, the company will have the right to prepay all of the 5.27% Senior Notes for 100% of the principal amount prepaid, plus accrued and unpaid interest, if any, to the date of prepayment. Upon the occurrence of certain change of control events, the company is required to offer to prepay all of the 5.27% Senior Notes for 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.
Interest on the 5.27% Senior Notes is payable semiannually on the 30th day of March and September in each year. For the fiscal years ended October 31, 2025, the company incurred interest expense of $0.9 million on the outstanding borrowings under the 3.97% Senior Notes.
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
Interest on the debentures is payable semiannually on the 15th day of June and December in each year. For each of the fiscal years ended October 31, 2025, 2024, and 2023, the company incurred interest expense of $8.0 million, respectively.
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
Interest on the senior notes is payable semiannually on the 1st day of May and November in each year. For each of the fiscal years ended October 31, 2025, 2024, and 2023, the company incurred interest expense of $8.4 million, respectively.

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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of October 31, 2025 and 2024 was $41.0 million and $49.2 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

8	Income Taxes
Earnings Before Income Taxes
Earnings before income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2025	2024	2023
Earnings before income taxes:
United States	$278.6	$436.6	$345.0
Foreign	99.0	76.2	55.5
Total earnings before income taxes	$377.6	$512.8	$400.5

Reconciliation of Effective Tax Rate
A reconciliation of the statutory federal income tax rate to the company's effective tax rate is summarized as follows:

Fiscal Years Ended October 31	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
Excess deduction for stock-based compensation	(0.1)	(0.6)	(1.1)
State and local income taxes, net of federal benefit	1.6	2.2	1.8
Foreign operations	(2.2)	(1.2)	(0.7)
Federal research tax credit	(2.5)	(1.9)	(2.3)
Foreign-derived intangible income	(1.2)	(0.9)	(1.1)
Other, net	(0.3)	(0.3)	0.1
Effective tax rate	16.3%	18.3%	17.7%
Provision for Income Taxes
Components of the company's provision for income taxes were as follows (dollars in millions):

Fiscal Years Ended October 31	2025	2024	2023
Current provision:
Federal	$91.6	$94.9	$94.4
State	15.6	18.5	17.0
Foreign	13.0	8.4	7.3
Total current provision	$120.2	$121.8	$118.7
Deferred (benefit) provision:
Federal	$(48.6)	$(23.6)	$(37.8)
State	(8.2)	(4.6)	(10.3)
Foreign	(1.9)	0.3	0.2
Total deferred benefit	(58.7)	(27.9)	(47.9)
Total provision for income taxes	$61.5	$93.9	$70.8
The Organization for Economic Co-operation and Development ("OECD") has issued the Pillar Two Model Rules Framework (the "Framework"), which establishes global minimum tax rules with a minimum tax rate of 15%. The OECD continues to release additional guidance on these rules. Certain countries where the company operates have adopted legislation effective for fiscal years beginning on or after January 1, 2024, and other countries are in the process of introducing such legislation. The Framework did not have a material impact on the Consolidated Financial Statements.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. These include but are not limited to the reinstatement of 100% bonus depreciation, the deduction of U.S. based research expenditures, the deduction of interest expense, the deduction for foreign-derived intangible income (FDII), the tax and related foreign tax credit on Global Intangible Low-Taxed Income (GILTI), and the base-erosion anti-abuse tax (BEAT).

The legislation in effect for the Company's current fiscal year is the permanent reinstatement of 100% bonus depreciation. The other provisions within the OBBB have varying effective dates that will phase in between fiscal years 2026 and 2027. The Company continues to evaluate the future impact of these provisions.

Deferred Income Taxes
The components of the company's deferred income tax assets and liabilities were as follows (dollars in millions):

Fiscal Years Ended October 31	2025	2024
Deferred income tax assets:
Research and experimentation	$86.0	$64.6
Warranty and insurance	40.1	40.0
Compensation and benefits	35.5	32.3
Lease liabilities	31.6	32.1
Advertising and sales promotions and incentives	19.6	19.8
Inventory	16.1	6.8
Net operating losses and other carryforwards	6.9	5.4
Other	10.5	6.9
Valuation allowance	(5.5)	(5.1)
Deferred income tax assets	$240.8	$202.8
Deferred income tax liabilities:
Right-of-use assets	$(31.1)	$(31.5)
Depreciation	(50.1)	(55.1)
Amortization	(54.7)	(71.7)
Deferred income tax liabilities	(135.9)	(158.3)
Deferred income tax assets, net	$104.9	$44.5
As of October 31, 2025, the company has domestic net operating loss carryforwards of $1.1 million for federal income tax purposes, and $2.8 million state income tax purposes, that do not expire and $1.0 million for state income tax purposes that expire between fiscal 2038 and fiscal 2045. As of October 31, 2025, the company has net operating loss carryforwards of approximately $8.8 million in foreign jurisdictions, which are comprised of $8.6 million that do not expire and $0.2 million that expires between fiscal 2035 and fiscal 2041. The company also has domestic credit carryforwards of $3.5 million that expire between fiscal 2027 and fiscal 2043.
The net change in the total valuation allowance between the fiscal years ended October 31, 2025 and 2024 was an increase of $0.3 million. The change in valuation allowance is related to capital loss carryforwards, domestic tax credits, and foreign net operating losses that are expected to expire prior to utilization.
The company expects that $27.6 million of the total undistributed earnings of its foreign operations will be indefinitely reinvested. Should these earnings be distributed in the future in the form of dividends or otherwise, the company may be subject to foreign withholding taxes, state income taxes, and/or additional federal taxes for currency fluctuations. As of October 31, 2025, the unrecognized deferred tax liabilities for temporary differences related to the company’s investment in non-U.S. subsidiaries, and any withholding, state, or additional federal taxes that may be applied upon any future repatriation, are expected to be immaterial.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in millions):

Unrecognized tax benefits as of October 31, 2024	$3.5
Increase as a result of tax positions taken during the current period	0.4
Reductions as a result of statute of limitations lapses	(0.7)
Unrecognized tax benefits as of October 31, 2025	$3.2
The company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes within the Consolidated Statements of Earnings. In addition to the unrecognized tax benefits of $3.2 million, which have been recorded as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2025, the company recorded $1.0 million of accrued interest and penalties as an other accrued liability within the Consolidated Balance Sheets as of October 31, 2025. Included in the balance of unrecognized tax benefits as of October 31, 2025 are potential benefits of $3.4 million that, if recognized, would affect the effective tax rate.
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
On March 15, 2022, the company’s shareholders approved The Toro Company 2022 Equity and Incentive Plan (the “2022 Plan”), which became effective immediately and replaced The Toro Company Amended and Restated 2010 Equity and Incentive Plan, as amended (the “2010 Plan”) with respect to future grants of awards. The 2022 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, annual performance awards, non-employee director awards and other cash-based and stock-based awards to eligible individuals. Subject to adjustment as provided in the 2022 Plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2022 Plan is equal to the sum of: (a) 1,250,000 shares, plus (b) the number of shares remaining available for grant under the 2010 Plan but not subject to outstanding awards thereunder as of March 15, 2022, and plus (c) the number of shares subject to awards outstanding under the 2010 Plan as of March 15, 2022 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares. The number of unissued shares of common stock available for future stock-based compensation award grants under the 2022 Plan was 1,797,299 as of October 31, 2025. All outstanding stock-based compensation awards were granted under the 2010 Plan or the 2022 Plan. Shares of common stock issued upon the exercise, vesting, or settlement of stock options, restricted stock units, and performance shares are issued from treasury shares.
Compensation costs related to stock-based compensation awards were as follows (dollars in millions):

Fiscal Years Ended October 31	2025	2024	2023
Stock option awards	$8.8	$14.6	$8.5
Performance share awards	3.1	(0.2)	2.9
Restricted stock unit awards	6.4	8.0	6.9
Unrestricted common stock awards	0.7	0.6	1.1
Total compensation cost for stock-based compensation awards	$19.0	$23.0	$19.4
Related tax benefit from stock-based compensation awards	$4.6	$5.6	$4.7
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the following fiscal periods:

Fiscal Years Ended October 31	2025	2024	2023
Expected life of option in years	6.42	6.37	6.31
Expected stock price volatility	28.08%	26.76%	25.20%
Risk-free interest rate	4.47%	3.95%	3.79%
Expected dividend yield	1.43%	1.15%	0.95%
Per share weighted-average fair value at date of grant	$25.52	$30.39	$33.21
The table below presents stock option activity for fiscal 2025:

	Stock Option Awards	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding as of October 31, 2024	3,120,366	$83.69	5.3	$23.8
Granted	378,970	80.11
Exercised	(188,737)	47.53
Forfeited	(131,096)	96.52
Outstanding as of October 31, 2025	3,179,503	$84.88	4.8	$11.5
Exercisable as of October 31, 2025	2,433,329	$82.68	3.7	$11.5
As of October 31, 2025, there was $4.1 million of total unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 1.80 years.
The table below presents the total market value of stock options exercised and the total intrinsic value of options exercised during the following fiscal years (dollars in millions):

Fiscal Years Ended October 31	2025	2024	2023
Market value of stock options exercised	$14.4	$25.1	$43.4
Intrinsic value of stock options exercised[1]	$5.4	$11.1	$22.8
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
Factors related to the company's performance share awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2025	2024	2023
Weighted-average fair value per award at date of grant	$80.04	$99.60	$112.14
Fair value of performance share awards vested	$2.9	$7.7	$5.3
The table below presents fiscal 2025 activity for unvested performance share awards:

	Performance Shares	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2024	206,672	$103.26
Granted	138,723	80.04
Vested	(29,836)	98.41
Forfeited	(36,731)	97.19
Unvested as of October 31, 2025	278,828	$91.43

As of October 31, 2025, there was $6.5 million of total unrecognized compensation cost related to unvested performance share awards that is expected to be recognized over a weighted-average period of 2 years.
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
Factors related to the company's restricted stock unit awards are as follows (dollars in millions, except per award data):

Fiscal Years Ended October 31	2025	2024	2023
Weighted-average fair value per award at date of grant	$74.81	$96.58	$103.40
Fair value of restricted stock units vested	$7.9	$7.7	$6.2
The table below presents fiscal 2025 activity for unvested restricted stock units:

	Restricted Stock Units	Weighted-Average Fair Value at Date of Grant
Unvested as of October 31, 2024	191,168	$97.58
Granted	149,011	74.81
Vested	(82,347)	96.49
Forfeited	(16,670)	94.90
Unvested as of October 31, 2025	241,162	$84.32
As of October 31, 2025, there was $12.6 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.36 years.
Unrestricted Common Stock Awards
During fiscal 2025, 2024, and 2023, 8,808, 7,544, and 10,329 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Consolidated Statements of Earnings. Additionally, our Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.
Deferred Compensation Plan
The company maintains a deferred compensation plan that allows executive officers and certain other employees that receive performance share awards to defer receipt of shares of the company's common stock paid out under such awards to a date in the future. Participants can defer up to 100 percent of the common stock payout and are always 100 percent vested in their accounts. Common stock payout deferrals under this plan are held in a rabbi trust and treated in a manner similar to treasury shares and are recorded at cost within stockholders' equity in the Consolidated Balance Sheets as of October 31, 2025 and 2024. The total of common stock required to settle this deferred compensation obligation is included in the denominator of the calculation of both basic and diluted net earnings per share of common stock.

10	Stockholders' Equity
Stock Repurchase Program
During fiscal 2025 and 2024, the company paid $290.0 million and $245.5 million to repurchase 3,780,167 and 2,777,534 shares of common stock under the stock repurchase program, respectively. As of October 31, 2025, 4,391,790 shares of common stock remain available for repurchase.
Treasury Shares
Treasury shares generally consist of shares of the company's common stock repurchased under the stock repurchase program. The company values treasury shares on an average cost basis. As of October 31, 2025, the company had a total of 29,918,769 treasury shares at a total average cost of $2,244.8 million. As of October 31, 2024, the company had a total of 26,319,681 treasury shares at a total average cost of $1,968.9 million.
Accumulated Other Comprehensive Loss
The components of AOCL, net of tax, within the Consolidated Statements of Stockholders' Equity were as follows (dollars in millions):

As of October 31	2025	2024
Foreign currency translation adjustments	$25.4	$33.9
Pension benefits	5.1	4.3
Cash flow derivative instruments	4.6	7.8
Total accumulated other comprehensive loss	$35.1	$46.0
The components and activity of AOCL, net of tax, were as follows (dollars in millions):

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive (income) loss before reclassifications	(8.5)	0.8	1.9	(5.8)
Amounts reclassified from AOCL	—	—	(5.1)	(5.1)
Net current period other comprehensive (income) loss	(8.5)	0.8	(3.2)	(10.9)
Balance as of October 31, 2025	$25.4	$5.1	$4.6	$35.1

	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2023	$41.7	$4.3	$(9.0)	$37.0
Other comprehensive (income) loss before reclassifications	(7.8)	—	11.6	3.8
Amounts reclassified from AOCL	—	—	5.2	5.2
Net current period other comprehensive (income) loss	(7.8)	—	16.8	9.0
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
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

The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron during fiscal 2025, 2024, and 2023 was $2,680.9 million, $2,613.3 million, and $2,789.5 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of October 31, 2025 and 2024 was $807.6 million and $979.6 million, respectively. The total amount of receivables due from Red Iron to the company as of October 31, 2025 and 2024 were $21.6 million and $26.0 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions during fiscal 2025, 2024, and 2023 was $712.5 million, $612.1 million, and $545.4 million, respectively. As of October 31, 2025 and 2024, $308.3 million and $272.2 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
The company has also entered into inventory repurchase agreements with the other third-party financial institutions under which the company has agreed to repurchase certain repossessed products. Under these agreements, for the fiscal years ended October 31, 2025 and 2024, the company was contingently liable to repurchase up to $29.0 million and $29.5 million of repossessed inventory, respectively. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements during the fiscal years ended October 31, 2025, 2024, and 2023.
End-User Financing
The company has agreements with third-party financing companies to provide financing options to end-customers throughout the world. The company has no material contingent liabilities for residual value or credit collection risk under these agreements with third-party financing companies. From time to time, the company enters into agreements where it provides recourse to third-party finance companies in the event of default by the end-customer for financing payments to the third-party finance company. The company's maximum exposure for credit collection for the fiscal years ended October 31, 2025 and 2024 was $4.1 million and $2.9 million, respectively.
Purchase Commitments
As of October 31, 2025, the company had $6.9 million of noncancelable purchase commitments with certain of the company's suppliers for commodities as part of the normal course of business. As of October 31, 2025, and described in Note 16, Subsequent Events, the company had an agreement to acquire Tornado Infrastructure Equipment Ltd. for a purchase price of Canadian Dollar ("CAD") $279.3 million in cash, representing CAD $1.92 per share. As of October 31, 2025, the company did not have material noncancelable purchase commitments related to capital expenditures for renovation and expansion efforts at the company's facilities and other property, plant, and equipment.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases (dollars in millions):

Fiscal Year Ended October 31	2025	2024	2023
Operating lease expense	$28.5	$36.1	$24.0
Short-term lease expense	11.6	4.3	4.5
Variable lease expense	2.2	0.2	—
Total lease expense	$42.3	$40.6	$28.5
The following table presents supplemental cash flow information related to the company's operating leases (dollars in millions):

Fiscal Year Ended October 31	2025	2024	2023
Right-of-use assets obtained in exchange for lease obligations	$23.1	$7.6	$67.6
Operating cash flows for amounts included in the measurement of lease liabilities	$27.0	$25.8	$20.9
The following table presents other lease information related to the company's operating leases as of October 31, 2025 and October 31, 2024:

	October 31, 2025	October 31, 2024
Weighted-average remaining lease term of operating leases in years	8.1	8.8
Weighted-average discount rate of operating leases	5.04%	5.00%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Consolidated Balance Sheets as of October 31, 2025 (dollars in millions):

October 31, 2025
2026	$24.8
2027	21.1
2028	18.1
2029	14.4
2030	12.1
Thereafter	53.6
Total future minimum operating lease payments	144.1
Less: imputed interest	24.5
Present value of operating lease liabilities	$119.6

13	Derivative Instruments and Hedging Activities
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
When it is determined that a derivative instrument is not, or has ceased to be, highly effective as a cash flow hedge, the company discontinues cash flow hedge accounting prospectively. The gain or loss on the dedesignated derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. When the company discontinues cash flow hedge accounting because it is no longer probable, but it is still reasonably possible that the projected transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative instrument remains in AOCL and is reclassified to net earnings within the same Consolidated Statements of Earnings line item as the underlying exposure when the projected transaction affects net earnings. However, if it is probable that a projected transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in AOCL are immediately recognized in net earnings within other income, net in the Consolidated Statements of Earnings. In all situations in which cash flow hedge accounting is discontinued and the derivative instrument remains outstanding, the company carries the derivative instrument at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value within other income, net in the Consolidated Statements of Earnings. As of October 31, 2025, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $364.4 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2025	2024
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$3.6	$2.0
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.5	0.2
Total derivative assets	$4.1	$2.2
Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$4.3	$4.7
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	1.3	0.8
Total derivative liabilities	$5.6	$5.5
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Consolidated Balance Sheets (dollars in millions):

Fair Value as of October 31	2025	2024
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$4.2	$2.9
Derivative liabilities offsetting derivative assets	0.1	0.7
Net amount of derivative assets	$4.1	$2.2
Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$6.2	$5.5
Derivative assets offsetting derivative liabilities	0.6	—
Net amount of derivative liabilities	$5.6	$5.5
The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Consolidated Statements of Earnings and the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments (dollars in millions):

	(Loss) Gain Reclassified from AOCL into Income		Gain (Loss) Recognized in OCI on Derivatives
Fiscal Years Ended October 31	2025	2024	2025	2024
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(1.1)	$2.2	$(5.1)	$(6.5)
Cost of sales	(4.0)	3.0	8.3	(10.3)
Total derivatives designated as cash flow hedging instruments	$(5.1)	$5.2	$3.2	$(16.8)
During fiscal 2025 and 2024, the company recognized immaterial gains and losses, respectively, within other income, net on the Consolidated Statement of Earnings due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of October 31, 2025, the company expects to reclassify approximately $4.6 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from hedge effectiveness testing (dollars in millions):

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2025	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,510.4	$(3,005.6)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of loss reclassified from AOCL into earnings	(1.1)	(4.0)
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.6	$3.0

	Gain Recognized in Earnings on Cash Flow Hedging Instruments
Fiscal Year Ended October 31, 2024	Net Sales	Cost of Sales
Total Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$4,583.8	$(3,034.5)
Gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of gain reclassified from AOCL into earnings	2.2	3.0
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.5	$3.6
The following table presents the impact and location of derivative instruments on the Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments (dollars in millions):

Fiscal Years Ended October 31	2025	2024
Loss on derivative instruments not designated as cash flow hedging instruments:
Forward currency contracts:
Other expense, net	$(5.0)	$(8.0)
Total loss on derivatives not designated as cash flow hedging instruments	$(5.0)	$(8.0)

14	Fair Value Measurements
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

The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2025 and 2024, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
October 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$4.1	$—	$4.1	$—
Total assets	$4.1	$—	$4.1	$—

Liabilities:
Forward currency contracts	$5.6	$—	$5.6	$—
Total liabilities	$5.6	$—	$5.6	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2024	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$2.2	$—	$2.2	$—
Total assets	$2.2	$—	$2.2	$—

Liabilities:
Forward currency contracts	$5.5	$—	$5.5	$—
Total liabilities	$5.5	$—	$5.5	$—
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
As of October 31, 2025 and 2024, the company's long-term debt included $724.3 million and $524.2 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of October 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $733.1 million compared to its gross carrying amount of $724.3 million. As of October 31, 2024, the estimated gross fair value of long-term debt with fixed interest rates was $520.4 million compared to its gross carrying amount of $524.2 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

15	Employee Retirement Plans
Defined Contribution Plan
The company maintains The Toro Company Retirement Plan for eligible employees. The company's expenses under this plan, which include costs related to matching contributions and discretionary retirement fund contributions, as applicable, were $36.4 million, $32.0 million, and $38.1 million for the fiscal years ended October 31, 2025, 2024, and 2023, respectively.

Defined Benefit Plans
The company has a defined benefit pension plan covering certain employees in the United Kingdom ("defined benefit retirement plan"). The projected and accumulated benefit obligation of the defined benefit retirement plan was $19.5 million and $19.6 million as of October 31, 2025 and 2024, respectively. The fair value of the defined benefit retirement plan assets as of October 31, 2025 and 2024 was $21.8 million and $20.7 million, respectively. The net funded status of the defined benefit retirement plan was fully funded as of October 31, 2025 and October 31, 2024.
Service costs of the defined benefit retirement plans are presented in selling, general and administrative expense within the Consolidated Statements of Earnings. Non-service cost components of net periodic benefit cost (income), including realized gains or losses as a result of changes in actuarial valuation assumptions, are presented in other income, net within the Consolidated Statements of Earnings. The company recognized expense of $0.3 million, $0.4 million, and $0.2 million for the fiscal years ended October 31, 2025, 2024, and 2023 respectively.
The company has omitted the remaining disclosures for the defined benefit retirement plan as the company deems this defined benefit retirement plan to be immaterial to its Consolidated Financial Statements.

16	Subsequent Events
Acquisition of Tornado Infrastructure Equipment, Ltd. ("Tornado Infrastructure Equipment")
On October 6, 2025, the company entered into an Arrangement Agreement ("Purchase Agreement") to acquire Tornado Infrastructure Equipment Ltd., a publicly held Calgary, Alberta company, a manufacturer in the hydrovac excavation solutions industry, for a purchase price of CAD $279.3 million in cash, representing CAD $1.92 per share. On December 8, 2025, ("Tornado Infrastructure Equipment closing date"), pursuant to the Purchase Agreement, the company completed its acquisition of Tornado Infrastructure Equipment. Tornado Infrastructure Equipment manufactures hydrovac excavation solutions and industrial equipment solutions for the underground construction, power transmission and energy markets and provides innovative product offerings that broaden and strengthen the company's Professional segment and expands its dealer network.
As a result of the acquisition, all of the outstanding equity securities of Tornado Infrastructure Equipment were canceled and now only represent the right to receive the applicable consideration as described in the Purchase Agreement. The company funded the acquisition with borrowings under its existing revolving credit facility and additional financial arrangements. Due to the limited time since the Tornado Infrastructure Equipment closing date, at this time it is impracticable for the company to make the additional disclosures required under the accounting standards codification guidance for business combinations as the company is still gathering information necessary to provide such disclosures.
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
The company's management evaluated, with the participation of the company's Chairman of the Board and Chief Executive Officer and Vice President and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the company's Chairman of the Board and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information relating to the company and its consolidated subsidiaries is accumulated and communicated to management, including the Chairman of the Board and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in the company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s fourth quarter ended October 31, 2025, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K. Additional information on certain executive officers and other information required by this item is incorporated by reference to information to be contained under the captions "Proposal One — Election of Directors — Information About Director Nominees and Continuing Directors," "Corporate Governance — Code of Conduct and Code of Ethics for our CEO and Senior Financial Personnel," "Corporate Governance — Board Committees," and “Stock Ownership — Delinquent Section 16(a) Reports” in the company's proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.
During the fourth quarter of fiscal 2025, the company did not make any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors, as described in the company's proxy statement for its 2025 Annual Meeting of Shareholders. The company has a Code of Ethics for its CEO and Senior Financial Personnel, a copy of which is posted on the company's website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link). The company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers from any provision of its Code of Ethics, as applicable, by posting such information on its website at www.thetorocompany.com (select the "Investors" link, then the "Corporate Governance" link, then the "Code of Conduct and Ethics" link).
The company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, among other insiders. The company believes its insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and NYSE listing standards. The company’s insider trading policy is filed as Exhibit 19 to this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to information to be contained under the captions "Director Compensation", "Compensation Discussion and Analysis" and "Executive Compensation" in the company's proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated by reference to information to be contained under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the company's proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to information to be contained under the caption "Corporate Governance — Director Independence," "Corporate Governance — Board Committees" and "Corporate Governance — Related Person Transactions and Policies and Procedures Regarding Related Person Transactions" in the company's proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference to information to be contained under the captions "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees" and "Proposal Two — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures" in the company's proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC.

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

10.37
Note Purchase Agreement, dated as of September 30, 2025, by and among The Toro Company and the Purchasers Listed on the Purchaser Schedule Thereto and Form of 5.27% Senior Note due September 30, 2032 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 30, 2025, Commission File No. 1-8649).

10.38
Arrangement Agreement, dated as of October 6, 2025, among The Toro Company, Tornado Acquisition Company ULC, and Tornado Infrastructure Equipment Ltd. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 8, 2025, Commission File No. 1-8649).

10.39
Offer Letter dated August 7, 2025 between The Toro Company and Edric C. Funk (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2025, Commission File No. 1-8649).*

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2024, Commission File No. 1-8649).
21	Subsidiaries of Registrant (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97	Clawback Policy (filed herewith)*.
101
The following financial information from The Toro Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2025, filed with the SEC on December 17, 2025, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Statements of Earnings for each of the fiscal years in the three-year period ended October 31, 2025, (ii) Consolidated Statements of Comprehensive Income for each of the fiscal years in the three-year period ended October 31, 2025, (iii) Consolidated Balance Sheets as of October 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended October 31, 2025, (v) Consolidated Statements of Stockholders' Equity each of the fiscal years in the three-year period ended October 31, 2025, and (vi) Notes to Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

By:	/s/ Angela C. Drake	Dated:	December 17, 2025
Angela C. Drake Vice President and Chief Financial Officer *Attorney-in-Fact
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard M. Olson	Chairman of the Board and Chief Executive Officer and Director (principal executive officer), *Attorney-in-Fact	December 17, 2025
Richard M. Olson

/s/ Angela C. Drake	Vice President and Chief Financial Officer (principal financial and accounting officer), *Attorney-in-Fact	December 17, 2025
Angela C. Drake

*	Director
Dianne C. Craig

*	Director
Gary L. Ellis

*	Director
Eric P. Hansotia

*	Director
Jeffrey L. Harmening

*	Director
D. Christian Koch

*	Director
Joyce A. Mullen

*	Director
James C. O'Rourke

*	Director
Jill M. Pemberton