Form 10-Q
period 2026-01-30
TORO CO
filed 2026-03-05
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The number of shares of the registrant’s common stock outstanding as of February 26, 2026 was 96,932,941.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. Our forward-looking statements in this report include, among others, statements relating to our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties; the anticipated impacts of field inventory levels and backlog, inflation, ongoing challenges related to tariffs and strategies to mitigate the effect thereof, governmental budget cuts, current wars and international sanctions, and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; the effect of recent acquisitions; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Disruption and/or shortages in the availability and cost of commodities, components, parts, or accessories used in our products, including as a result of tariffs, and the effect of our supply chain strategies to mitigate the effect of tariffs;
•Our ability and the ability of our distribution channel customers to maintain appropriate inventory levels, including as a result of changes in purchasing patterns by customers, and if we underestimate or overestimate demand for our products, and the effect of inventory management decisions of our distribution channel customers;
•Risks associated with our recent acquisition of Tornado Infrastructure Equipment Ltd. or other acquisitions and alliances, strong customer relations, and new joint ventures, investments, or partnerships and our failure to successfully complete divestitures or other restructuring activities, including without limitation our ability to integrate acquired businesses, loss of substantial customers, and the ability of acquired companies or our alliances, joint ventures, investments or partnerships to achieve satisfactory operating results, including results being accretive to earnings, realization of synergies and expected cash flow generation, which could lead to impairment, restructuring, and other charges;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended
	January 30, 2026	January 31, 2025
Net sales	$1,036.3	$995.0
Cost of sales	699.8	659.4
Gross profit	336.5	335.6
Selling, general and administrative expense	249.4	257.8
Operating earnings	87.1	77.8
Interest expense	(14.2)	(15.0)
Other income, net	14.0	3.3
Earnings before income taxes	86.9	66.1
Income tax provision	19.0	13.3
Net earnings	$67.9	$52.8

Basic net earnings per share of common stock	$0.69	$0.52

Diluted net earnings per share of common stock	$0.69	$0.52

Weighted-average number of shares of common stock outstanding — Basic	98.0	101.3

Weighted-average number of shares of common stock outstanding — Diluted	98.3	101.7
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended
	January 30, 2026	January 31, 2025
Net earnings	$67.9	$52.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22.0	(9.9)
Derivative instruments, net of tax of $(2.6); $2.5, respectively	(4.2)	8.7
Other comprehensive income (loss), net of tax	17.8	(1.2)
Comprehensive income	$85.7	$51.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	January 30, 2026	January 31, 2025	October 31, 2025
ASSETS
Cash and cash equivalents	$189.0	$171.3	$341.0
Receivables, net	486.1	494.3	378.2
Inventories, net	983.7	1,143.1	920.8
Prepaid expenses and other current assets	77.7	87.5	65.1
Total current assets	1,736.5	1,896.2	1,705.1

Property, plant, and equipment, net	636.5	637.8	615.8
Goodwill	592.1	449.8	450.9
Other intangible assets, net	445.7	490.6	390.3
Right-of-use assets	118.5	113.0	114.7
Investment in finance affiliate	40.6	48.0	41.0
Deferred income taxes	118.2	46.2	105.8
Other assets	14.4	15.1	15.2
Total assets	$3,702.5	$3,696.7	$3,438.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt and short-term borrowings	$10.0	$15.0	$—
Accounts payable	437.0	447.1	367.6
Accrued liabilities	560.0	511.3	525.5
Short-term lease liabilities	21.5	19.7	19.3
Total current liabilities	1,028.5	993.1	912.4

Long-term debt, less current portion	1,061.7	1,091.9	921.5
Long-term lease liabilities	102.1	98.3	100.3
Deferred income taxes	20.0	0.5	0.8
Other long-term liabilities	71.0	45.3	50.5

Stockholders’ equity:
Preferred stock, par value $1.00 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding	—	—	—
Common stock, par value $1.00 per share, authorized 175,000,000 shares; issued and outstanding 96,931,466 shares as of January 30, 2026, 100,299,716 shares as of January 31, 2025, and 97,888,105 shares as of October 31, 2025	96.9	100.3	97.9
Retained earnings	1,339.6	1,414.5	1,390.5
Accumulated other comprehensive loss	(17.3)	(47.2)	(35.1)
Total stockholders’ equity	1,419.2	1,467.6	1,453.3
Total liabilities and stockholders’ equity	$3,702.5	$3,696.7	$3,438.8
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	January 30, 2026	January 31, 2025
Cash flows from operating activities:
Net earnings	$67.9	$52.8
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash income from finance affiliate	(3.5)	(4.6)
Distributions from finance affiliate, net	3.9	5.8
Depreciation of property, plant, and equipment	23.2	24.2
Amortization of other intangible assets	10.0	7.9
Stock-based compensation expense	5.9	4.4
Deferred income taxes[2]	(8.8)	(3.9)
Other	(6.2)	0.8
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(100.0)	(36.6)
Inventories, net	(21.3)	(107.2)
Other assets[2]	2.9	(9.4)
Accounts payable	48.6	(1.3)
Other liabilities[2]	3.5	18.5
Net cash provided by (used in) operating activities	26.1	(48.6)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(11.5)	(19.1)
Proceeds from sales of property, plant, and equipment	11.4	—
Acquisitions, net of cash received	(210.3)	—
Net cash used in investing activities	(210.4)	(19.1)

Cash flows from financing activities:
Borrowings under debt arrangements[1]	220.0	370.0
Repayments under debt arrangements[1]	(70.0)	(185.0)
Proceeds from exercise of stock options	9.1	0.7
Payments of withholding taxes for stock awards	(0.8)	(1.6)
Common stock repurchases	(94.9)	(100.0)
Dividends paid on common stock	(38.3)	(38.5)
Other	—	(1.0)
Net cash provided by financing activities	25.1	44.6

Effect of exchange rates on cash and cash equivalents	7.2	(5.1)

Net decrease in cash and cash equivalents	(152.0)	(28.2)
Cash and cash equivalents as of the beginning of the fiscal period	341.0	199.5
Cash and cash equivalents as of the end of the fiscal period	$189.0	$171.3
1 Presentation of prior year revolving credit facility and long-term debt activity has been conformed to the current year presentation. There was no change to net cash used in financing activities.
2 Presentation of prior year deferred income taxes has been conformed to the current year presentation. There was no change to net cash used in operating activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of October 31, 2025	$97.9	$1,390.5	$(35.1)	$1,453.3
Cash dividends paid on common stock - $0.39 per share	—	(38.3)	—	(38.3)
Issuance of 188,194 shares of common stock under stock-based compensation plans, less contribution of 3,302 shares of common stock to a deferred compensation trust	0.1	9.0	—	9.1
Stock-based compensation expense	—	5.9	—	5.9
Repurchase of 1,141,531 shares of common stock	(1.1)	(95.4)	—	(96.5)
Other comprehensive income	—	—	17.8	17.8
Net earnings	—	67.9	—	67.9
Balance as of January 30, 2026	$96.9	$1,339.6	$(17.3)	$1,419.2

Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
Cash dividends paid on common stock - $0.38 per share	—	(38.5)	—	(38.5)
Issuance of 96,329 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares to a deferred compensation trust	—	0.7	—	0.7
Stock-based compensation expense	—	4.4	—	4.4
Repurchase of 1,260,065 shares of common stock	(1.2)	(101.3)	—	(102.5)
Other comprehensive loss	—	—	(1.2)	(1.2)
Net earnings	—	52.8	—	52.8
Balance as of January 31, 2025	$100.3	$1,414.5	$(47.2)	$1,467.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
January 30, 2026

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the three months ended January 30, 2026 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2026.
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
For further information regarding the company's basis of presentation, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which is intended to improve guidance on the measurement of credit losses on accounts receivable and contract assets. The amended guidance is optional and, if the company elects the practical expedient, will become effective for the company's fiscal 2027 annual period and interim periods beginning with the first quarter of fiscal 2027. Early adoption is permitted. The company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
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
Tornado Infrastructure Equipment Ltd. ("Tornado Infrastructure Equipment")
On December 8, 2025 ("closing date"), pursuant to an Arrangement Agreement ("Purchase Agreement") dated October 6, 2025, the company completed its acquisition of Tornado Infrastructure Equipment, a publicly held Canadian company and a manufacturer in the hydrovac excavation solutions industry. Tornado Infrastructure Equipment manufactures hydrovac excavation solutions and industrial equipment solutions for the underground construction, power transmission and energy markets and provides innovative product offerings that broaden and strengthen the company's Professional segment and expands its dealer network.
The Tornado Infrastructure Equipment acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Tornado Infrastructure Equipment, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Tornado Infrastructure Equipment. The cash consideration, net of cash acquired, was $210.3 million ("purchase price"). The company funded the purchase price with borrowings under its existing revolving credit facility. As a result of the acquisition, the company incurred approximately $2.2 million of acquisition-related transaction costs during the three-month period ended January 30, 2026. Acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.
Preliminary Fair Value Measurements
The Company accounted for the acquisition in accordance with the accounting standards codification guidance which requires identifiable assets acquired and liabilities assumed to be measured at their estimated fair values as of the closing date. The company believes that the information available as of the closing date provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed; however, the company is continuing to finalize these amounts. Thus, the preliminary measurements of the fair values of the assets acquired and liabilities assumed within the preliminary purchase price allocation are subject to change as additional information becomes available and as additional analysis is performed. The company expects to finalize its preliminary valuation and complete the allocation of the preliminary purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required.
The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed. These preliminary fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in millions)	December 8, 2025
Cash and cash equivalents	$21.3
Receivables	5.4
Inventories	36.7
Prepaid expenses and other current assets	3.7
Property, plant, and equipment, net	14.8
Right-of-use assets, net	2.6
Goodwill	137.6
Other intangible assets:	63.8
Indefinite-lived trade name	19.6
Finite-lived developed technology	9.8
Finite-lived customer-related	29.5
Finite-lived backlog	4.9
Deferred income tax assets	0.1
Accounts payable	(13.8)
Accrued liabilities	(18.5)
Short-term lease liabilities	(0.8)
Long-term lease liabilities	(2.4)
Deferred income tax liabilities	(18.9)
Total fair value of net assets acquired	231.6
Less: cash and cash equivalents acquired	(21.3)
Total purchase price	$210.3
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Tornado Infrastructure Equipment, expected future cash flows, and expected synergies, including customer and dealer growth opportunities, integrating and expanding existing product lines, and cost reduction initiatives. Key areas of expected cost reduction synergies include increased purchasing power for commodities, components, parts, and supply chain consolidation. The goodwill resulting from the acquisition of Tornado Infrastructure Equipment was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $582.1 million as of January 30, 2026 from $440.9 million as of October 31, 2025. Goodwill is non-deductible for tax purposes.
Other Intangible Assets Acquired
As mentioned above, the company has yet to substantially complete its analysis and valuation for measuring the fair values of the acquired other intangible assets. The company expects to finalize its preliminary valuation of other intangible assets as soon as practicable, but no later than one year from the closing date of the acquisition, as required. The preliminary allocation of the purchase price to the net assets acquired resulted in the recognition of $63.8 million of other intangible assets as of the closing date. The useful lives of the developed technology, customer-related, and backlog intangible assets were determined based on the period of expected cash flows used to measure the fair value of the respective intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
Amortization expense for the finite-lived intangible assets resulting from the acquisition of Tornado Infrastructure Equipment for the three-month period ended January 30, 2026 was $2.6 million.
Results of Operations
Tornado Infrastructure Equipment's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. For the three-month period ended January 30, 2026, the company recognized $19.0 million of net sales from Tornado Infrastructure Equipment's operations. Tornado Infrastructure Equipment's operations had an immaterial impact on Professional segment earnings for the three-month period ended January 30, 2026. Unaudited pro forma financial information is not disclosed as the Tornado Infrastructure Equipment acquisition was not considered material to the company's Consolidated Results of Operations.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the Chief Operating Decision Maker "CODM" organizes segments for making operating and investment decisions and assessing performance. The company has identified eight operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. For a summary of our products by market for our Professional and Residential reportable segments, refer to refer to Part I, Item 1, "Business," of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
The company's remaining activities consist of a wholly-owned domestic distribution company, certain corporate activities, and the elimination of intersegment revenues and expenses. Corporate activities include general corporate expenditures (finance, human resources, legal, information technology, public relations, business development, and similar activities) and other unallocated corporate assets and liabilities, such as corporate facilities, severance and termination benefits, facility exit costs, and deferred tax assets and liabilities. These remaining activities are presented as "Other" due to their insignificance.
Our CODM is the Chairman of the Board and Chief Executive Officer. The CODM predominantly evaluates the performance of our segments using earnings before interest and taxes (“EBIT”). This metric provides our CODM with a comprehensive view of each segment’s profitability, enabling informed decision-making and effective resource allocation. The CODM regularly reviews EBIT to monitor progress against performance targets, focusing on actual-to-plan variances. These assessments help identify trends, compare segment profitability, and determine whether additional resources or strategic adjustments are necessary to achieve guideline goals. Additionally, the significant expense categories regularly reviewed by the CODM include cost of sales, sales, general and administrative expense, non-cash charges, such as impairment, and other income (expense) items. These other items consist of foreign currency gains and losses, interest income and expense, gains and losses from sales of fixed assets, and income and losses from equity method investments and business divestitures.
The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The company evaluates the performance of its Professional and Residential reportable business segment results based on EBIT which includes allocated expenses that these operations would have incurred otherwise, but does not include general corporate expenses, interest expense, and income taxes. EBIT for the company's Other activities includes earnings (loss) from a domestic wholly-owned distribution company, certain corporate activities, non-cash impairment charges, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended January 30, 2026	Professional	Residential	Other	Total
Net sales from external customers	$809.4	$206.0	$20.9	$1,036.3
Intersegment gross sales (eliminations)	14.6	—	(14.6)	—
Net sales	824.0	206.0	6.3	1,036.3
Cost of sales	520.9	165.4	13.5	699.8
Selling, general and administrative expense	166.0	27.8	55.6	249.4
Other income, net	0.6	0.3	13.1	14.0
Earnings (loss) before interest and taxes	$137.6	$13.2	$(49.7)	$101.1
Interest expense				(14.2)
Provision for income taxes				19.0
Net earnings				$67.9

Three Months Ended January 31, 2025	Professional	Residential	Other	Total
Net sales from external customers	$754.3	$221.0	$19.7	$995.0
Intersegment gross sales (eliminations)	14.5	—	(14.5)	—
Net sales	768.8	221.0	5.2	995.0
Cost of sales	481.0	171.1	7.3	659.4
Selling, general and administrative expense	161.2	32.8	63.8	257.8
Other income, net	0.6	0.1	2.6	3.3
Earnings (loss) before interest and taxes	$127.2	$17.2	$(63.3)	$81.1
Interest expense				(15.0)
Provision for income taxes				13.3
Net earnings				$52.8

Three Months Ended January 30, 2026	Professional	Residential	Other	Total
Total assets	$2,814.4	$502.1	$386.0	$3,702.5
Depreciation and amortization	$25.2	$4.2	$4.8	$34.2

Three Months Ended January 31, 2025	Professional	Residential	Other	Total
Total assets	$2,691.5	$569.6	$435.6	$3,696.7
Depreciation and amortization	$22.9	$4.7	$4.5	$32.1

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended January 30, 2026	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$723.8	$205.4	$5.2	$934.4
Irrigation	100.2	0.6	1.1	101.9
Total net sales	$824.0	$206.0	$6.3	$1,036.3

Revenue by geographic market:
United States	$664.4	$178.1	$6.3	$848.8
International countries	159.6	27.9	—	187.5
Total net sales	$824.0	$206.0	$6.3	$1,036.3

Three Months Ended January 31, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$661.9	$220.1	$4.2	$886.2
Irrigation	106.9	0.9	1.0	108.8
Total net sales	$768.8	$221.0	$5.2	$995.0

Revenue by geographic market:
United States	$585.0	$193.4	$5.2	$783.6
International countries	183.8	27.6	—	211.4
Total net sales	$768.8	$221.0	$5.2	$995.0
Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of January 30, 2026 and October 31, 2025, $35.5 million and $34.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three months ended January 30, 2026, the company recognized $3.4 million of the October 31, 2025 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $9.6 million of the October 31, 2025 deferred revenue amount within net sales throughout the remainder of fiscal 2026, $10.6 million in fiscal 2027, and $10.4 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Tornado Infrastructure Equipment on December 8, 2025 resulted in the recognition of $137.6 million and $63.8 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisitions and Divestitures.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first three months of fiscal 2026 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2025	$440.9	$10.0	$—	$450.9
Goodwill acquired	137.6	—	—	137.6
Translation adjustments	3.6	—	—	3.6
Balance as of January 30, 2026	$582.1	$10.0	$—	$592.1
Other Intangible Assets, Net
The components of other intangible assets, net as of January 30, 2026, January 31, 2025, and October 31, 2025 were as follows (dollars in millions):

January 30, 2026	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.4)	$0.7
Customer-related	15.2	350.4	(153.0)	197.4
Developed technology	7.2	117.2	(86.2)	31.0
Trade names	12.8	9.6	(7.0)	2.6
Backlog and other	0.5	5.0	(1.7)	3.3
Total finite-lived	13.0	492.3	(257.3)	235.0
Indefinite-lived - trade names		210.7		210.7
Total other intangible assets, net		$703.0	$(257.3)	$445.7

January 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(16.9)	$1.3
Customer-related	16.0	319.8	(133.2)	186.6
Developed technology	7.1	102.8	(75.3)	27.5
Trade names	13.7	10.7	(7.0)	3.7
Total finite-lived	13.7	451.5	(232.4)	219.1
Indefinite-lived - trade names		271.5	—	271.5
Total other intangible assets, net		$723.0	$(232.4)	$490.6

October 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.3)	$0.8
Customer-related	16.0	320.0	(147.6)	172.4
Developed technology	7.0	107.1	(83.3)	23.8
Trade names	12.9	9.6	(6.9)	2.7
Total finite-lived	13.6	446.8	(247.1)	199.7
Indefinite-lived - trade names		190.6	—	190.6
Total other intangible assets, net		$637.4	$(247.1)	$390.3
Amortization expense for finite-lived intangible assets for the three months ended January 30, 2026 and January 31, 2025 were $10.0 million and $7.9 million, respectively. As of January 30, 2026, estimated amortization expense for the remainder of fiscal 2026 and succeeding fiscal years is as follows:

(Dollars in millions)	January 30, 2026
2026 (remaining)	$29.6
2027	30.0
2028	27.3
2029	26.2
2030	24.9
2031	24.7
Thereafter	72.3
Total estimated amortization expense	$235.0

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Revolving credit facility, due October 2029	$150.0	$185.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	200.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2	124.3
Less: unamortized debt issuance costs	2.6	2.3	2.8
Total debt	1,071.7	1,106.9	921.5
Less: current maturities and short-term borrowings	10.0	15.0	—
Long-term debt, less current portion	$1,061.7	$1,091.9	$921.5

As of January 30, 2026, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2026 and succeeding fiscal years are as follows:

(Dollars in millions)	January 30, 2026
2026 (remaining)	$10.0
2027	100.0
2028	20.0
2029	420.0
2030	—
2031	100.0
Thereafter	425.0
Total principal payments required	$1,075.0

7	Inventories, Net
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
On December 8, 2025, with the acquisition of Tornado Infrastructure Equipment, the company acquired $36.7 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisitions and Divestitures.
Inventories, net were as follows:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Raw materials and work in process	$396.5	$397.6	$353.1
Finished goods and service parts	804.9	918.9	785.4
Total FIFO and average cost value	1,201.4	1,316.5	1,138.5
Excess of FIFO over LIFO cost	(217.7)	(173.4)	(217.7)
Total inventories, net	$983.7	$1,143.1	$920.8

8	Property, Plant, and Equipment, Net
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

On December 8, 2025, with the acquisition of Tornado Infrastructure Equipment, the company acquired $14.8 million of property, plant, and equipment based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisitions and Divestitures.
Property, plant, and equipment, net was as follows:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Land and land improvements	$80.8	$72.2	$78.3
Buildings and leasehold improvements	438.7	371.1	414.4
Machinery and equipment	714.2	675.2	715.6
Tooling	252.9	233.0	255.1
Computer hardware and software	109.5	103.4	108.1
Construction in process	74.6	134.0	65.1
Property, plant, and equipment, gross	1,670.7	1,588.9	1,636.6
Less: accumulated depreciation	1,034.2	951.1	1,020.8
Property, plant, and equipment, net	$636.5	$637.8	$615.8
During the first quarter of fiscal 2026, we acquired $19.8 million of property, plant, and equipment through a non-cash investing and financing transaction.

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
The changes in accrued warranties were as follows:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
Beginning balance	$152.2	$150.2
Changes in accrual related to warranties issued during the period	21.5	18.3
Payments made during the period	(22.0)	(18.9)
Changes in accrual related to pre-existing warranties	0.3	1.4
Ending balance	$152.0	$151.0

10	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of January 30, 2026, January 31, 2025 and October 31, 2025 was $40.6 million, $48.0 million, and $41.0 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
Stock option awards	$1.4	$1.7
Performance share awards	1.2	0.6
Restricted stock unit awards	2.6	1.4
Unrestricted common stock awards	0.7	0.7
Total compensation cost for stock-based compensation awards	$5.9	$4.4
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

The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first three months of the following fiscal periods:

	Fiscal 2026	Fiscal 2025
Expected life of option in years	6.90	6.42
Expected stock price volatility	28.84%	28.08%
Risk-free interest rate	3.91%	4.48%
Expected dividend yield	1.41%	1.43%
Per share weighted-average fair value at date of grant	$25.35	$25.58
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first three months of fiscal 2026 and 2025 was $78.47 and $80.21, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to executive officers and other employees. Occasionally, restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first three months of fiscal 2026 and 2025 was $78.84 and $81.00, respectively.
Unrestricted Common Stock Awards
During the first three months of fiscal 2026 and 2025, 9,880 and 8,808 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the Company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Foreign currency translation adjustments	$3.4	$43.8	$25.4
Pension benefits	5.1	4.3	5.1
Cash flow derivative instruments	8.8	(0.9)	4.6
Total accumulated other comprehensive loss	$17.3	$47.2	$35.1

The components and activity of AOCL, net of tax, for the three month periods ended January 30, 2026 and January 31, 2025 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2025	$25.4	$5.1	$4.6	$35.1
Other comprehensive (income) loss before reclassifications	(22.0)	—	6.5	(15.5)
Amounts reclassified from AOCL	—	—	(2.3)	(2.3)
Net current period other comprehensive (income) loss	(22.0)	—	4.2	(17.8)
Balance as of January 30, 2026	$3.4	$5.1	$8.8	$17.3

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive loss (income) before reclassifications	9.9	—	(7.3)	2.6
Amounts reclassified from AOCL	—	—	(1.4)	(1.4)
Net current period other comprehensive loss (income)	9.9	—	(8.7)	1.2
Balance as of January 31, 2025	$43.8	$4.3	$(0.9)	$47.2
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended
(Shares in millions)	January 30, 2026	January 31, 2025
Diluted
Weighted-average number of shares of common stock outstanding - Basic	98.0	101.3
Effect of dilutive shares	0.3	0.4
Weighted-average number of shares of common stock outstanding - Diluted	98.3	101.7
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 2,116,819 and 1,942,590 shares of common stock during the first three months of fiscal 2026 and 2025, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the three months ended January 30, 2026 and January 31, 2025 were $546.8 million and $552.9 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of January 30, 2026, January 31, 2025, and October 31, 2025 were $797.4 million, $960.5 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to the company as of January 30, 2026, January 31, 2025, and October 31, 2025 were $22.6 million, $31.6 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three months ended January 30, 2026 and January 31, 2025 were $147.4 million and $148.9 million, respectively. As of January 30, 2026, January 31, 2025, and October 31, 2025, $283.0 million, $266.5 million and $308.3 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of January 30, 2026, January 31, 2025 and October 31, 2025, the company was contingently liable to repurchase up to a maximum amount of $27.5 million, $28.1 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended January 30, 2026 and January 31, 2025.

Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of January 30, 2026, January 31, 2025 and October 31, 2025, $90.9 million, $108.6 million, and $68.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
Operating lease expense	$7.7	$8.6
Short-term lease expense	1.3	1.1
Variable lease expense	0.3	—
Total lease expense	$9.3	$9.7
The following table presents supplemental cash flow information related to the company's operating leases:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
Right-of-use assets obtained in exchange for lease obligations	$9.4	$4.5
Operating cash flows for amounts included in the measurement of lease liabilities	$7.1	$6.5
The following table presents other lease information related to the company's operating leases:

	January 30, 2026	January 31, 2025	October 31, 2025
Weighted-average remaining lease term of operating leases in years	7.8	8.8	8.1
Weighted-average discount rate of operating leases	5.10%	5.03%	5.04%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of January 30, 2026:

(Dollars in millions)	January 30, 2026
2026 (remaining)	$19.3
2027	23.2
2028	19.9
2029	16.0
2030	13.4
Thereafter	53.7
Total future minimum operating lease payments	145.5
Less: imputed interest	21.9
Present value of operating lease liabilities	$123.6

16	Derivative Instruments and Hedging Activities
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
As of January 30, 2026, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $377.8 million.
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
The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$7.7	$11.2	$3.6
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.9	2.4	0.5
Total derivative assets	$8.6	$13.6	$4.1

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$15.1	$4.5	$4.3
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	4.8	0.3	1.3
Total derivative liabilities	$19.9	$4.8	$5.6
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$8.6	$13.8	$4.2
Derivative liabilities offsetting derivative assets	—	0.2	0.1
Net amount of derivative assets	$8.6	$13.6	$4.1

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$19.9	$4.8	$6.2
Derivative assets offsetting derivative liabilities	—	—	0.6
Net amount of derivative liabilities	$19.9	$4.8	$5.6

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three months ended January 30, 2026 and January 31, 2025:

	Three Months Ended
	Loss Reclassified from AOCL into Earnings		(Loss) Gain Recognized in OCI on Derivatives
(Dollars in millions)	January 30, 2026	January 31, 2025	January 30, 2026	January 31, 2025
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(2.3)	$0.2	$(8.9)	$8.4
Cost of sales	—	(1.6)	4.7	0.3
Total derivatives designated as cash flow hedging instruments	$(2.3)	$(1.4)	$(4.2)	$8.7
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the first quarter and first three months of fiscal 2026 and fiscal 2025, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of January 30, 2026, the company expects to reclassify approximately $9.5 million of losses from AOCL to earnings during the next twelve months.
The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	January 30, 2026		January 31, 2025
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,036.3	$(699.8)	$995.0	$(659.4)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(2.3)	—	0.2	(1.6)
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1.1	$0.4	$0.2	$0.9
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
(Loss) gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other (expense) income, net	$(4.6)	$1.0
Total (loss) gain on derivatives not designated as cash flow hedging instruments	$(4.6)	$1.0

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of January 30, 2026, January 31, 2025, and October 31, 2025, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
January 30, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$8.6	$—	$8.6	$—
Total assets	$8.6	$—	$8.6	$—

Liabilities:
Forward currency contracts	$19.9	$—	$19.9	$—
Total liabilities	$19.9	$—	$19.9	$—

		Fair Value Measurements Using Inputs Considered as:
January 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$13.6	$—	$13.6	$—
Total assets	$13.6	$—	$13.6	$—

Liabilities:
Forward currency contracts	$4.8	$—	$4.8	$—
Total liabilities	$4.8	$—	$4.8	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$4.1	$—	$4.1	$—
Total assets	$4.1	$—	$4.1	$—

Liabilities:
Forward currency contracts	$5.6	$—	$5.6	$—
Total liabilities	$5.6	$—	$5.6	$—

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
Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of January 30, 2026, January 31, 2025, and October 31, 2025, the company's long-term debt included $724.3 million, $524.2 million, and $724.3 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of January 30, 2026, the estimated gross fair value of long-term debt with fixed interest rates was $727.5 million compared to its gross carrying amount of $724.3 million. As of January 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $513.3 million compared to its gross carrying amount of $524.2 million. As of October 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $733.1 million compared to its gross carrying amount of $724.3 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

18	Subsequent Events
The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "company," "TTC," "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
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

Business Combinations
Acquisition of Tornado Infrastructure Equipment Ltd. ("Tornado Infrastructure Equipment")
On December 8, 2025, we completed the acquisition of Tornado Infrastructure Equipment, a publicly held Canadian company and a manufacturer in the hydrovac excavation solutions industry. Tornado Infrastructure Equipment manufactures hydrovac excavation solutions and industrial equipment solutions for the underground construction, power transmission and energy markets and provides innovative product offerings that broaden and strengthen our Professional segment and expands its dealer network.
The cash consideration, net of cash acquired, was $210.3 million ("purchase price"). The purchase price was funded with borrowings under its existing revolving credit facility. We believe that the information available as of the closing date provides a reasonable basis for estimating fair values of the assets acquired and liabilities assumed; however, we are continuing to finalize these amounts. Thus, the preliminary measurements of the fair values of the assets acquired and liabilities assumed are subject to change as additional information becomes available and as additional analysis is performed. We expect to finalize the preliminary measurements of fair values as soon as practicable, but no later than one year from the closing date of the acquisition, as required. For additional information regarding the Tornado Infrastructure Equipment acquisition, refer to Note 2, Acquisitions and Divestitures in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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
On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). This ruling could result in tariff relief and may allow for the recovery of amounts previously paid. We are currently evaluating the potential effects of this decision on our future financial statements.
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative now on track to achieve at least $125 million of run-rate savings by fiscal 2027, up from the initial program estimate of at least $100 million. The program is driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the first quarter of fiscal 2026, the AMP initiative has delivered cumulative cost savings of $94.3 million and anticipated annualized cost savings of $94.9 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
Tax
On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBB") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBB makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026 or later. We continue to evaluate the impact of the legislation on the financial position but do not expect it to have a material impact on our results of operations.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the first quarter of fiscal 2026 were $1,036.3 million, up 4.2 percent compared to $995.0 million in the first quarter of fiscal 2025.
Professional segment net sales for the first quarter of fiscal 2026 were $824.0 million, an increase of 7.2 percent compared to $768.8 million in the first quarter of the prior fiscal year.
Residential segment net sales for the first quarter of fiscal 2026 were $206.0 million, a decrease of 6.8 percent compared to $221.0 million in the first quarter of the prior fiscal year.
Net earnings for the first quarter of fiscal 2026 were $67.9 million, or $0.69 per diluted share, compared to $52.8 million, or $0.52 per diluted share, for the first quarter of fiscal 2025.

Adjusted net earnings for the first quarter of fiscal 2026 were $72.6 million, or $0.74 per diluted share, compared to $65.9 million, or $0.65 per diluted share, for the first quarter of fiscal 2025.
We maintained our tradition of paying quarterly cash dividends and increased our cash dividend for the first quarter of fiscal 2026 by 2.6 percent to $0.39 per share compared to $0.38 per share paid in the first quarter of fiscal 2025. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $133.2 million of cash to our stockholders during the first three months of fiscal 2026.
Field inventory levels were lower as of the end of the first quarter of fiscal 2026 compared to the end of the first quarter of fiscal 2025, primarily due to decreased balances of snow and ice management, lawn care, and golf and grounds products, partially offset by higher balances of underground construction products.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog (including shipments beyond 12 months) was higher as of the end of the first quarter of fiscal 2026 compared to the end of the fourth quarter of fiscal 2025 primarily due to normal seasonal trends for lawn care products.
Net Sales
Consolidated net sales for the first quarter of fiscal 2026 were $1,036.3 million, up 4.2 percent compared to $995.0 million in the first quarter of fiscal 2025. The increase was primarily driven by net price realization, higher shipments of Professional segment products, and the Tornado Infrastructure Equipment acquisition, partially offset by lower shipments of Residential segment products.
Net sales in international markets decreased by $23.9 million for the first quarter of fiscal 2026. The decrease was primarily driven by lower shipments of Professional segment products.
Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $4.9 million for the first quarter of fiscal 2026.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended
	January 30, 2026	January 31, 2025
Net sales	100.0%	100.0%
Cost of sales	(67.5)	(66.3)
Gross profit	32.5	33.7
Selling, general and administrative expense	(24.1)	(25.9)
Operating earnings	8.4	7.8
Interest expense	(1.4)	(1.5)
Other income, net	1.4	0.3
Earnings before income taxes	8.4	6.6
Income tax provision	(1.8)	(1.3)
Net earnings	6.6%	5.3%
Gross Profit and Gross Margin
Gross profit for the first quarter of fiscal 2026 was $336.5 million, up 0.3 percent compared to $335.6 million for the first quarter of fiscal 2025. Gross margin was 32.5 percent for the first quarter of fiscal 2026 compared to 33.7 percent for the first quarter of fiscal 2025, a decrease of 120 basis points. The decrease in gross margin for the first quarter comparison was primarily due to higher material and manufacturing costs, partially offset by net price realization and productivity improvements.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense decreased $8.4 million, or 3.3 percent, for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. As a percentage of net sales, SG&A expense decreased 180 basis points for the first quarter of fiscal 2026 compared to the same respective period of fiscal 2025. The decrease in SG&A expense as a percentage of net sales for the first quarter was primarily due to net sales leverage, lower productivity initiative charges, lower corporate expenses, and cost savings measures.
Interest Expense
Interest expense decreased $0.8 million for the first quarter compared to the first quarter of fiscal 2025. The decrease in interest expense was primarily due to lower average interest rates.

Other Income, Net
Other income, net increased $10.7 million for the first quarter of fiscal 2026 compared to the same respective period of fiscal 2025. The increase in other income, net for the first quarter comparison was primarily due to a gain on a facility sale and the net favorable impact from foreign currency and derivative instruments, partially offset by lower income from our Red Iron joint venture.
Income Tax Provision
The effective tax rate for the first quarter of fiscal 2026 was 21.9 percent compared to 20.1 percent in the first quarter of fiscal 2025. The adjusted effective tax rate for the first quarter of fiscal 2026 was 21.5 percent, compared to an adjusted effective tax rate of 20.2 percent in the first quarter of fiscal 2025. The increase in both the reported and adjusted effective tax rate was primarily due to a less favorable geographic mix of earnings.
Net Earnings
Net earnings for the first quarter of fiscal 2026 were $67.9 million, or $0.69 per diluted share, compared to $52.8 million, or $0.52 per diluted share, for the same period of fiscal 2025. Adjusted net earnings for the first quarter of fiscal 2026 were $72.6 million, or $0.74 per diluted share, compared to $65.9 million, or $0.65 per diluted share, for the same period of fiscal 2025. The increase in net earnings per diluted share for the first quarter comparison was primarily due to higher Professional segment earnings, partially offset by lower Residential segment earnings.
BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to the Condensed Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment earnings (loss) before interest and taxes ("EBIT") for our Professional and Residential reportable segments are defined as earnings from operations plus other income, net. Our remaining activities consisting of a wholly-owned domestic distribution company, Red Iron joint venture, certain corporate activities, impairment charges, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information technology, public relations, business development, and similar activities, productivity initiative charges, and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025	Dollar Value Change	Percentage Change
Professional	$824.0	$768.8	$55.2	7.2%
Residential	206.0	221.0	(15.0)	(6.8)
Other	6.3	5.2	1.1	21.2
Total net sales*	$1,036.3	$995.0	$41.3	4.2%

*Includes international net sales of:	$187.5	$211.4	$(23.9)	(11.3)%
The following tables summarize EBIT (Loss) for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025	Dollar Value Change	Percentage Change
Professional	$137.6	$127.2	$10.4	8.2%
Residential	13.2	17.2	(4.0)	(23.3)
Other	(49.7)	(63.3)	13.6	21.5
Total segment EBIT[1]	$101.1	$81.1	$20.0	24.7%
1 Presentation of EBIT (Loss) for the first quarter of fiscal 2025 has been conformed to the current year presentation.
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the first quarter of fiscal 2026 increased 7.2 percent compared to the first quarter of fiscal 2025. This increase was driven primarily by net price realization, higher shipments of snow and ice management and underground construction products, in addition to the Tornado acquisition.

Segment EBIT
Professional segment EBIT for the first quarter of fiscal 2026 increased 8.2 percent compared to the first quarter of fiscal 2025, and Professional segment EBIT margin increased to 16.7 percent from 16.5 percent in the first quarter of fiscal 2025. The increase in Professional segment EBIT margin was primarily due to net price realization and productivity improvements, partially offset by higher material and manufacturing costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the first quarter of fiscal 2026 decreased 6.8 percent compared to the first quarter of fiscal 2025. The decrease in Residential segment net sales was primarily driven by lower shipments of lawn care products, partially offset by higher shipments of snow and ice management products and net price realization.
Segment EBIT
Residential segment EBIT for the first quarter of fiscal 2026 decreased 23.3 percent compared to the first quarter of fiscal 2025, and Residential segment EBIT margin decreased to 6.4 percent from 7.8 percent in the first quarter of fiscal 2025. The decrease in Residential segment EBIT margin for the first quarter of fiscal 2026 was primarily due to higher materials costs and lower net sales volume, partially offset by net price realization, productivity improvements, product mix, and cost savings measures.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the first quarter of fiscal 2026 increased by $1.1 million compared to the first quarter of fiscal 2025.
Other EBIT (loss)
The loss before interest and taxes for our Other activities for the first quarter of fiscal 2026 decreased $13.6 million compared to the first quarter of fiscal 2025, primarily due to lower productivity initiative charges and lower corporate expenses.

FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the first quarter of fiscal 2026 decreased $8.2 million, or 1.7 percent, compared to the end of the first quarter of fiscal 2025, primarily driven by timing of shipments. Inventory levels were down $159.4 million, or 13.9 percent, as of the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, primarily driven by lower levels of finished goods due to increased snow and ice management product shipments, partially offset by increased inventory from the Tornado acquisition. Accounts payable decreased $10.1 million, or 2.3 percent, as of the end of the first quarter of fiscal 2026 compared to the end of the first quarter of fiscal 2025, primarily due to lower purchases.
Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities for the first three months of fiscal 2026 was $26.1 million compared to net cash used in operating activities of $48.6 million for the first three months of fiscal 2025. This change was primarily due to net favorable fluctuations in working capital and higher net earnings.
Cash Flows from Investing Activities
Net cash used in investing activities for the first three months of fiscal 2026 was $210.4 million compared to $19.1 million for the first three months of fiscal 2025. This change was primarily due to the Tornado Infrastructure Equipment acquisition in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the first three months of fiscal 2026 was $25.1 million compared to $44.6 million for the first three months of fiscal 2025, primarily due to net lower debt borrowings, partially offset by higher proceeds from the exercise of stock options and lower common stock repurchases.

Liquidity and Capital Resources
As of January 30, 2026, we had available liquidity of $936.9 million, consisting of cash and cash equivalents of $189.0 million, of which $157.3 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $747.9 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The following is a summary of our indebtedness:

(Dollars in millions)	January 30, 2026	January 31, 2025	October 31, 2025
Revolving credit facility, due October 2029	$150.0	$185.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	200.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.2	124.3
Less: unamortized debt issuance costs	2.6	2.3	2.8
Total debt	1,071.7	1,106.9	921.5
Less: current maturities and short-term borrowings	10.0	15.0	—
Long-term debt, less current portion	$1,061.7	$1,091.9	$921.5
From time to time, we may seek to refinance existing debt and incur additional indebtedness depending on our capital requirements and the availability and cost of financing.
As of January 30, 2026, we had $150.0 million outstanding borrowings under our revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, which resulted in $747.9 million of unutilized availability under our revolving credit facility's $900 million borrowing capacity.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.39 per share for the first quarter of fiscal 2026 that was paid on January 12, 2026. This was an increase of 2.6 percent over our cash dividend of $0.38 per share for the first quarter of fiscal 2025. We expect to continue paying our quarterly cash dividend to stockholders for the remainder of fiscal 2026.
Common Stock Repurchases
During the first three months of fiscal 2026, we repurchased 1,131,652 shares of our common stock under our stock repurchase program, thereby reducing our total shares of common stock outstanding. As of January 30, 2026, 9,260,138 shares of common stock remained available for repurchase under our stock repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2026, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, investment priorities, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes to our customer financing arrangements during the first three months of fiscal 2026.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.

The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the three month periods ended January 30, 2026 and January 31, 2025 were $546.8 million and $552.9 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of January 30, 2026, January 31, 2025 and October 31, 2025 were $797.4 million, $960.5 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to us as of January 30, 2026, January 31, 2025 and October 31, 2025 were $22.6 million, $31.6 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the three month periods ended January 30, 2026 and January 31, 2025 were $147.4 million and $148.9 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of January 30, 2026, January 31, 2025, and October 31, 2025 were $283.0 million, $266.5 million, and $308.3 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of January 30, 2026, January 31, 2025, and October 31, 2025, we were contingently liable to repurchase up to a maximum amount of $27.5 million, $28.1 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the three months ended January 30, 2026 and January 31, 2025. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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
Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three month periods ended January 30, 2026 and January 31, 2025:

	Three Months Ended
(Dollars in millions, except per share data)	January 30, 2026	January 31, 2025
Gross profit	$336.5	$335.6
Acquisition-related costs[1]	1.7	—
Productivity initiative[2]	8.4	3.8
Adjusted gross profit	$346.6	$339.4

Gross margin	32.5%	33.7%
Acquisition-related costs[1]	0.1%	—%
Productivity initiative[2]	0.8%	0.4%
Adjusted gross margin	33.4%	34.1%

Operating earnings	$87.1	$77.8
Acquisition-related costs[1]	2.2	—
Productivity initiative[2]	12.4	16.2
Adjusted operating earnings	$101.7	$94.0

Operating earnings margin	8.4%	7.8%
Acquisition-related costs[1]	0.2%	—%
Productivity initiative[2]	1.2%	1.6%
Adjusted operating earnings margin	9.8%	9.4%

Earnings before income taxes	$86.9	$66.1
Acquisition-related costs[1]	2.2	—
Productivity initiative[2]	3.4	16.5
Adjusted earnings before income taxes	$92.5	$82.6

Income tax provision	$19.0	$13.3
Acquisition-related costs[1]	0.5	—
Productivity initiative[2]	0.7	3.3
Tax impact of share-based compensation[3]	(0.3)	0.1
Adjusted income tax provision	$19.9	$16.7

Net earnings	$67.9	$52.8
Acquisition-related costs, net of tax[1]	1.7	—
Productivity initiative, net of tax[2]	2.7	13.2
Tax impact of stock-based compensation[3]	0.3	(0.1)
Adjusted net earnings	$72.6	$65.9

Net earnings per diluted share	$0.69	$0.52
Acquisition-related costs, net of tax[1]	0.02	—
Productivity initiative, net of tax[2]	0.03	0.13
Adjusted net earnings per diluted share	$0.74	$0.65

Effective tax rate	21.9%	20.1%
Tax impact of stock-based compensation[3]	(0.4)%	0.1%
Adjusted effective tax rate	21.5%	20.2%

1    On December 8, 2025, we completed the acquisition of Tornado Infrastructure Equipment. For additional information regarding this acquisition, refer to Note 2, Acquisitions and Divestitures, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three month period ended January 30, 2026 represent integration costs and amortization of the backlog intangible asset resulting from purchase accounting adjustments.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three month periods ended January 30, 2026 and January 31, 2025 primarily represent facility exit-related costs and gains, severance and termination benefits, compensation for fully-dedicated AMP personnel, third-party consulting costs, and product-line exit costs.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three month periods ended January 30, 2026 and January 31, 2025.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance stockholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the three month periods ended January 30, 2026 and January 31, 2025:

	Three Months Ended
(Dollars in millions)	January 30, 2026	January 31, 2025
Net cash provided by (used in) operating activities	$26.1	$(48.6)
Less: Purchases of property, plant, and equipment	11.5	19.1
Free cash flow	14.6	(67.7)
Net earnings	$67.9	$52.8
Free cash flow conversion percentage	21.5%	(128.2)%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, Note 1, Summary of Significant Accounting Policies and Related Data, within our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 for a discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk stemming from changes in foreign currency exchange rates, interest rates, and commodity costs. We are also exposed to equity market risk pertaining to the trading price of our common stock. Changes in these factors could cause fluctuations in our earnings and cash flows. There have been no material changes to the market risk information regarding equity market risk included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", within our Annual Report on Form 10-K for the fiscal year ended October 31, 2025 for a complete discussion of our market risk. Refer below for further discussion on foreign currency exchange rate risk, interest rate risk, and commodity cost risk.
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2026 through fiscal 2028. All items are non-trading and stated in U.S. dollars. As of January 30, 2026, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6600	$101.7	$95.5	$(6.2)
Buy U.S. dollar/Sell Canadian dollar	1.3624	50.7	50.0	(0.7)
Buy U.S. dollar/Sell Euro	1.1602	219.3	209.6	(9.7)
Buy U.S. dollar/Sell British pound	1.3052	58.6	55.3	(3.3)
Buy Mexican peso/Sell U.S. dollar	20.1712	$64.9	$73.5	$8.6
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of January 30, 2026 includes $724.3 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $200.0 million of gross variable rate debt under our term loan credit agreements, and $150.0 million outstanding under our variable rate revolving credit facility.
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
Our management evaluated, with the participation of our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chairman of the Board and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chairman of the Board and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended January 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's stock repurchase program. The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of the company's common stock repurchased by the company during each of the three fiscal months in the company's first quarter ended January 30, 2026:

Period	Total Number of Shares (or Units) Repurchased[1,2,3,4]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Repurchased Under the Plans or Programs[1,2]
November 1, 2025 through November 28, 2025	—	$—	—	10,391,790
November 29, 2025 through January 2, 2026	443,235	78.96	443,235	9,948,555
January 3, 2026 through January 30, 2026	689,829	86.98	688,417	9,260,138
Total	1,133,064	$83.84	1,131,652
1    On December 13, 2022, the company’s Board of Directors authorized the repurchase of up to 5,000,000 shares of common stock under the stock repurchase program. The company repurchased 391,790 shares under this tranche of the stock repurchase program during the period indicated above and as a result, no shares remained available to repurchase as of January 30, 2026.
2    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. The company repurchased 739,862 shares under this tranche of the stock repurchase program during the period indicated above and as a result, 3,260,138 shares remained available to repurchase as of January 30, 2026.
3    On December 9, 2025, the company’s Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above.
4    Includes 1,412 shares of the company’s common stock repurchased in open-market transactions at an average price of $88.70 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,412 shares were not repurchased under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s first quarter ended January 30, 2026, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
2.1
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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 30, 2026, filed with the SEC on March 5, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three month periods ended January 30, 2026 and January 31, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended January 30, 2026 and January 31, 2025, (iii) Condensed Consolidated Balance Sheets as of January 30, 2026, January 31, 2025, and October 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the three month periods ended January 30, 2026 and January 31, 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three month periods ended January 30, 2026 and January 31, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: March 5, 2026	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)