Form 10-Q
period 2026-05-01
TORO CO
filed 2026-06-04
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 1, 2026

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from           to
Commission File Number: 1-8649

THE TORO COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0580470
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

 8111 Lyndale Avenue South
Bloomington, Minnesota 55420-1196
Telephone Number: (952) 888-8801
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	TTC	New York Stock Exchange

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

The number of shares of the registrant’s common stock outstanding as of May 28, 2026 was 95,229,534.

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
•Disruption and/or shortages in the availability and cost of commodities, components, parts, or accessories used in our products, including as a result of tariffs, the conflict in the Middle East, and the effect of our supply chain strategies to mitigate the effect of tariffs;
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
•Our failure to comply with all applicable legal, regulatory, health and safety law and regulations and the effect of product quality issues, product liability claims, and other legal or administrative proceedings to which we are or may be subject;
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
•Changes in accounting or tax standards and policies and/or assumptions utilized in determining accounting tax estimates, including the effects of the One Big Beautiful Bill Act; and
•Stock price volatility, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry or general economic conditions, and other factors beyond our control.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Net sales	$1,424.7	$1,317.9	$2,461.0	$2,312.9
Cost of sales	942.0	881.2	1,641.8	1,540.6
Gross profit	482.7	436.7	819.2	772.3
Selling, general and administrative expense	287.7	261.9	537.1	519.7
Operating earnings	195.0	174.8	282.1	252.6
Interest expense	(14.8)	(15.8)	(29.0)	(30.8)
Other income, net	3.2	9.7	17.2	13.0
Earnings before income taxes	183.4	168.7	270.3	234.8
Income tax provision	38.0	31.9	57.0	45.2
Net earnings	$145.4	$136.8	$213.3	$189.6

Basic net earnings per share of common stock	$1.51	$1.37	$2.19	$1.88

Diluted net earnings per share of common stock	$1.50	$1.37	$2.18	$1.88

Weighted-average number of shares of common stock outstanding — Basic	96.6	99.8	97.3	100.6

Weighted-average number of shares of common stock outstanding — Diluted	97.1	100.1	97.7	100.9
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Net earnings	$145.4	$136.8	$213.3	$189.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.6)	14.8	16.4	4.9
Derivative instruments, net of tax of $1.6; $(4.1) $(1.0); $(1.6), respectively	3.8	(9.6)	(0.4)	(0.9)
Other comprehensive income (loss), net of tax	(1.8)	5.2	16.0	4.0
Comprehensive income	$143.6	$142.0	$229.3	$193.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	May 1, 2026	May 2, 2025	October 31, 2025
ASSETS
Cash and cash equivalents	$180.4	$176.5	$341.0
Receivables, net	575.1	602.5	378.2
Inventories, net	923.4	1,119.8	920.8
Prepaid expenses and other current assets	81.3	80.1	65.1
Total current assets	1,760.2	1,978.9	1,705.1

Property, plant, and equipment, net	623.0	635.8	615.8
Goodwill	591.0	450.8	450.9
Other intangible assets, net	433.8	487.3	390.3
Right-of-use assets	115.7	110.9	114.7
Investment in finance affiliate	45.0	51.2	41.0
Deferred income taxes	120.7	58.6	105.8
Other assets	17.2	14.6	15.2
Total assets	$3,706.6	$3,788.1	$3,438.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt and short-term borrowings	$—	$20.0	$—
Accounts payable	551.8	516.0	367.6
Accrued liabilities	559.2	536.7	525.5
Short-term lease liabilities	20.2	18.5	19.3
Total current liabilities	1,131.2	1,091.2	912.4

Long-term debt, less current portion	1,016.8	1,077.1	921.5
Long-term lease liabilities	100.0	96.2	100.3
Deferred income taxes	19.9	0.6	0.8
Other long-term liabilities	70.6	46.4	50.5

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding[1]	—	—	—
Common stock, par value $0.01 per share, authorized 175,000,000 shares; issued and outstanding 95,383,623 shares as of May 1, 2026, 99,013,499 shares as of May 2, 2025, and 97,888,105 shares as of October 31, 2025[1]	1.0	99.0	97.9
Retained earnings	1,386.2	1,419.6	1,390.5
Accumulated other comprehensive loss	(19.1)	(42.0)	(35.1)
Total stockholders’ equity	1,368.1	1,476.6	1,453.3
Total liabilities and stockholders’ equity	$3,706.6	$3,788.1	$3,438.8
1 During the company’s second quarter ended May 1, 2026 the company amended its certificate of incorporation to change the par value of its preferred and common stock from $1.00 per share to $0.01 per share. This change has been adopted prospectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	May 1, 2026	May 2, 2025
Cash flows from operating activities:
Net earnings	$213.3	$189.6
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash income from finance affiliate	(7.8)	(9.8)
Distributions from finance affiliate, net	3.8	7.8
Depreciation of property, plant, and equipment	48.9	48.0
Amortization of other intangible assets	21.1	15.6
Stock-based compensation expense	12.5	9.8
Deferred income taxes[1]	(13.3)	(11.9)
Other	(3.4)	0.9
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(189.5)	(141.6)
Inventories, net	37.7	(78.7)
Other assets[1]	6.2	63.2
Accounts payable	166.3	59.5
Other liabilities[1]	(2.3)	(29.3)
Net cash provided by operating activities	293.5	123.1

Cash flows from investing activities:
Purchases of property, plant, and equipment	(28.0)	(38.4)
Proceeds from sales of property, plant, and equipment	11.6	0.2
Acquisitions, net of cash received	(210.3)	(4.2)
Net cash used in investing activities	(226.7)	(42.4)

Cash flows from financing activities:
Borrowings under debt arrangements	350.0	740.0
Repayments under debt arrangements	(255.0)	(565.0)
Proceeds from exercise of stock options	37.4	1.3
Payments of withholding taxes for stock awards	(1.2)	(1.8)
Common stock repurchases	(285.1)	(200.0)
Dividends paid on common stock	(75.8)	(76.3)
Other	(2.7)	(3.1)
Net cash used in financing activities	(232.4)	(104.9)

Effect of exchange rates on cash and cash equivalents	5.0	1.2

Net decrease in cash and cash equivalents	(160.6)	(23.0)
Cash and cash equivalents as of the beginning of the fiscal period	341.0	199.5
Cash and cash equivalents as of the end of the fiscal period	$180.4	$176.5
1 Presentation of prior year deferred income taxes has been conformed to the current year presentation. There was no change to net cash provided by operating activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of January 30, 2026	$96.9	$1,339.6	$(17.3)	$1,419.2
Change in common stock par value[1]	(95.9)	95.9	—	—
Cash dividends paid on common stock - $0.39 per share	—	(37.5)	—	(37.5)
Issuance of 449,929 shares of common stock under stock-based compensation plans	—	28.3	—	28.3
Stock-based compensation expense	—	6.6	—	6.6
Repurchase of 1,998,123 shares of common stock	—	(192.1)	—	(192.1)
Other comprehensive loss	—	—	(1.8)	(1.8)
Net earnings	—	145.4	—	145.4
Balance as of May 1, 2026	$1.0	$1,386.2	$(19.1)	$1,368.1

Balance as of October 31, 2025	$97.9	$1,390.5	$(35.1)	$1,453.3
Change in common stock par value[1]	(95.9)	95.9	—	—
Cash dividends paid on common stock - $0.78 per share	—	(75.8)	—	(75.8)
Issuance of 638,123 shares of common stock under stock-based compensation plans, less contribution of 3,302 shares of common stock to a deferred compensation trust	0.1	37.3	—	37.4
Stock-based compensation expense	—	12.5	—	12.5
Repurchase of 3,139,654 shares of common stock	(1.1)	(287.5)	—	(288.6)
Other comprehensive income	—	—	16.0	16.0
Net earnings	—	213.3	—	213.3
Balance as of May 1, 2026	$1.0	$1,386.2	$(19.1)	$1,368.1

Balance as of January 31, 2025	$100.3	$1,414.5	$(47.2)	$1,467.6
Cash dividends paid on common stock - $0.38 per share	—	(37.8)	—	(37.8)
Issuance of 27,424 shares of common stock under stock-based compensation plans	—	0.6	—	0.6
Stock-based compensation expense	—	5.4	—	5.4
Repurchase of 1,313,640 shares of common stock	(1.3)	(99.9)	—	(101.2)
Other comprehensive income	—	—	5.2	5.2
Net loss	—	136.8	—	136.8
Balance as of May 2, 2025	$99.0	$1,419.6	$(42.0)	$1,476.6

Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
Cash dividends paid on common stock - $0.76 per share	—	(76.3)	—	(76.3)
Issuance of 123,753 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares to a deferred compensation trust	—	1.3	—	1.3
Stock-based compensation expense	—	9.8	—	9.8
Repurchase of 2,573,705 shares of common stock	(2.5)	(201.2)	—	(203.7)
Other comprehensive income	—	—	4.0	4.0
Net earnings	—	189.6	—	189.6
Balance as of May 2, 2025	$99.0	$1,419.6	$(42.0)	$1,476.6
1 During the company’s second quarter ended May 1, 2026 the company amended its certificate of incorporation to change the par value of its common stock from $1.00 per share to $0.01 per share. This change has been adopted prospectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
May 1, 2026

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
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the six months ended May 1, 2026 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2026.
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
Par Value Common Stock
On March 19, 2026, the Company filed a Restated Certificate of Incorporation which decreased the par value of all the Company's capital stock, including our common stock and authorized "blank check" preferred stock from $1.00 to $0.01 per share (the "Par Value Amendment"), which was approved by the Company's stockholders on March 17, 2026. The Par Value Amendment had no impact on the value of the Company’s capital stock, including our common stock. In addition, the Par Value Amendment had no effect on the dollar amount of the Company’s total stockholders’ equity. The Par Value Amendment did not change the number of authorized shares of common stock or our preferred stock nor did it have any impact on our outstanding common stock or any options or rights to purchase our common stock. The Par Value Amendment had no effect on the rights of the holders of our common stock or our authorized preferred stock, none of which are currently outstanding, except for reducing the minimum amount per share the Company must receive upon the issuance of any shares of our capital stock from $1.00 to $0.01.

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
The Tornado Infrastructure Equipment acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Tornado Infrastructure Equipment, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Tornado Infrastructure Equipment. The cash consideration, net of cash acquired, was $210.3 million ("purchase price"). The company funded the purchase price with borrowings under its existing revolving credit facility. As a result of the acquisition, the company incurred approximately $3.5 million and $5.7 million of acquisition-related transaction costs during the three-month and six-month periods ended May 1, 2026, respectively. Acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.

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
The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed. These preliminary fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized:

(Dollars in millions)	December 8, 2025
Cash and cash equivalents	$21.3
Receivables	5.4
Inventories	35.9
Prepaid expenses and other current assets	3.6
Property, plant, and equipment, net	14.8
Right-of-use assets, net	2.6
Goodwill	138.1
Other intangible assets:	63.8
Indefinite-lived trade name	19.6
Finite-lived developed technology	9.8
Finite-lived customer-related	29.5
Finite-lived backlog	4.9
Deferred income tax assets	0.1
Accounts payable	(13.4)
Accrued liabilities	(18.5)
Short-term lease liabilities	(0.8)
Long-term lease liabilities	(2.4)
Deferred income tax liabilities	(18.9)
Total fair value of net assets acquired	231.6
Less: cash and cash equivalents acquired	(21.3)
Total purchase price	$210.3
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Tornado Infrastructure Equipment, expected future cash flows, and expected synergies, including customer and dealer growth opportunities, integrating and expanding existing product lines, and cost reduction initiatives. Key areas of expected cost reduction synergies include increased purchasing power for commodities, components, parts, and supply chain consolidation. The goodwill resulting from the acquisition of Tornado Infrastructure Equipment was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $581.0 million as of May 1, 2026 from $440.9 million as of October 31, 2025. Goodwill is non-deductible for tax purposes.
Other Intangible Assets Acquired
As mentioned above, the company has yet to complete its analysis and valuation for measuring the fair values of the acquired other intangible assets. The company expects to finalize its preliminary valuation of other intangible assets as soon as practicable, but no later than one year from the closing date of the acquisition, as required. The preliminary allocation of the purchase price to the net assets acquired resulted in the recognition of $63.8 million of other intangible assets as of the closing date. The useful lives of the developed technology, customer-related, and backlog intangible assets were determined based on the period of expected cash flows used to measure the fair value of the respective intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset.
Amortization expense for the finite-lived intangible assets resulting from the acquisition of Tornado Infrastructure Equipment for the three-month and six-month periods ended May 1, 2026 was $3.8 million and $6.3 million, respectively.

Results of Operations
Tornado Infrastructure Equipment's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. For the three-month and six-month periods ended May 1, 2026, the company recognized $29.7 million and $48.7 million of net sales, respectively, from Tornado Infrastructure Equipment's operations. Tornado Infrastructure Equipment's operations had an immaterial impact on Professional segment earnings for the three month and six-month period ended May 1, 2026. Unaudited pro forma financial information is not disclosed as the Tornado Infrastructure Equipment acquisition was not considered significant to the company's Consolidated Results of Operations.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the Chief Operating Decision Maker "CODM" organizes segments for making operating and investment decisions and assessing performance. The company has identified eight operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. For a summary of our products by market for our Professional and Residential reportable segments, refer to Part I, Item 1, "Business," of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended May 1, 2026	Professional	Residential	Other	Total
Net sales from external customers	$1,084.6	$310.4	$29.7	$1,424.7
Intersegment gross sales (eliminations)	22.0	—	(22.0)	—
Net sales	1,106.6	310.4	7.7	1,424.7
Cost of sales	688.3	243.8	9.9	942.0
Selling, general and administrative expense	195.5	36.3	55.9	287.7
Other income, net	1.6	—	1.6	3.2
Earnings (loss) before interest and taxes	$224.4	$30.3	$(56.5)	$198.2
Interest expense				(14.8)
Provision for income taxes				38.0
Net earnings				$145.4

Six Months Ended May 1, 2026	Professional	Residential	Other	Total
Net sales from external customers	$1,894.0	$516.4	$50.6	$2,461.0
Intersegment gross sales (eliminations)	36.6	—	(36.6)	—
Net sales	1,930.6	516.4	14.0	2,461.0
Cost of sales	1,209.2	409.2	23.4	1,641.8
Selling, general and administrative expense	361.5	64.1	111.5	537.1
Other income, net	2.1	0.4	14.7	17.2
Earnings (loss) before interest and taxes	$362.0	$43.5	$(106.2)	$299.3
Interest expense				(29.0)
Provision for income taxes				57.0
Net earnings				$213.3

Three Months Ended May 2, 2025	Professional	Residential	Other	Total
Net sales from external customers	$994.2	$297.4	$26.3	$1,317.9
Intersegment gross sales (eliminations)	19.9	—	(19.9)	—
Net sales	1,014.1	297.4	6.4	1,317.9
Cost of sales	632.6	243.6	5.0	881.2
Selling, general and administrative expense	180.2	37.7	44.0	261.9
Other income, net	0.8	—	8.9	9.7
Earnings (loss) before interest and taxes	$202.1	$16.1	$(33.7)	$184.5
Interest expense				(15.8)
Provision for income taxes				31.9
Net earnings				$136.8

Six Months Ended May 2, 2025	Professional	Residential	Other	Total
Net sales from external customers	$1,748.5	$518.4	$46.0	$2,312.9
Intersegment gross sales (eliminations)	34.4	—	(34.4)	—
Net sales	1,782.9	518.4	11.6	2,312.9
Cost of sales	1,113.6	414.7	12.3	1,540.6
Selling, general and administrative expense	341.4	70.5	107.8	519.7
Other income, net	1.4	0.1	11.5	13.0
Earnings (loss) before interest and taxes	$329.3	$33.3	$(97.0)	$265.6
Interest expense				(30.8)
Provision for income taxes				45.2
Net earnings				$189.6

Six Months Ended May 1, 2026	Professional	Residential	Other	Total
Total assets	$2,618.3	$458.4	$629.9	$3,706.6
Depreciation and amortization	$51.1	$8.5	$12.4	$72.0

Six Months Ended May 2, 2025	Professional	Residential	Other	Total
Total assets	$2,733.8	$631.5	$422.8	$3,788.1
Depreciation and amortization	$45.9	$9.1	$10.2	$65.2

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended May 1, 2026	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$988.7	$309.9	$5.5	$1,304.1
Irrigation	117.9	0.5	2.2	120.6
Total net sales	$1,106.6	$310.4	$7.7	$1,424.7

Revenue by geographic market:
United States	$869.5	$268.7	$7.7	$1,145.9
International countries	237.1	41.7	—	278.8
Total net sales	$1,106.6	$310.4	$7.7	$1,424.7

Six Months Ended May 1, 2026	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,712.5	$515.3	$10.7	$2,238.5
Irrigation	218.1	1.1	3.3	222.5
Total net sales	$1,930.6	$516.4	$14.0	$2,461.0

Revenue by geographic market:
United States	$1,533.9	$446.8	$14.0	$1,994.7
International countries	396.7	69.6	—	466.3
Total net sales	$1,930.6	$516.4	$14.0	$2,461.0

Three Months Ended May 2, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$892.3	$296.9	$4.9	$1,194.1
Irrigation	121.8	0.5	1.5	123.8
Total net sales	$1,014.1	$297.4	$6.4	$1,317.9

Revenue by geographic market:
United States	$795.6	$260.3	$6.4	$1,062.3
International countries	218.5	37.1	—	255.6
Total net sales	$1,014.1	$297.4	$6.4	$1,317.9

Six Months Ended May 2, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$1,554.2	$517.0	$9.1	$2,080.3
Irrigation	228.7	1.4	2.5	232.6
Total net sales	$1,782.9	$518.4	$11.6	$2,312.9

Revenue by geographic market:
United States	$1,380.6	$453.7	$11.6	$1,845.9
International countries	402.3	64.7	—	467.0
Total net sales	$1,782.9	$518.4	$11.6	$2,312.9

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of May 1, 2026 and October 31, 2025, $38.1 million and $34.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and six months ended May 1, 2026, the company recognized $3.6 million and $7.0 million, respectively, of the October 31, 2025 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $6.0 million of the October 31, 2025 deferred revenue amount within net sales throughout the remainder of fiscal 2026, $10.6 million in fiscal 2027, and $10.4 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Tornado Infrastructure Equipment on December 8, 2025 resulted in the recognition of $138.1 million and $63.8 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisitions and Divestitures.
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first six months of fiscal 2026 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2025	$440.9	$10.0	$—	$450.9
Goodwill acquired	138.1	—	—	138.1
Translation adjustments	2.0	—	—	2.0
Balance as of May 1, 2026	$581.0	$10.0	$—	$591.0
Other Intangible Assets, Net
The components of other intangible assets, net as of May 1, 2026, May 2, 2025, and October 31, 2025 were as follows (dollars in millions):

May 1, 2026	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.5)	$0.6
Customer-related	15.3	350.0	(158.7)	191.3
Developed technology	7.2	117.1	(89.1)	28.0
Trade names	12.9	9.6	(7.0)	2.6
Backlog and other	0.5	5.0	(4.1)	0.9
Total finite-lived	13.0	491.8	(268.4)	223.4
Indefinite-lived - trade names		210.4	—	210.4
Total other intangible assets, net		$702.2	$(268.4)	$433.8

May 2, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.9	$18.2	$(17.1)	$1.1
Customer-related	16.0	320.0	(138.2)	181.8
Developed technology	7.0	107.1	(78.0)	29.1
Trade names	13.7	10.8	(7.2)	3.6
Total finite-lived	13.6	456.1	(240.5)	215.6
Indefinite-lived - trade names		271.7	—	271.7
Total other intangible assets, net		$727.8	$(240.5)	$487.3

October 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.3)	$0.8
Customer-related	16.0	320.0	(147.6)	172.4
Developed technology	7.0	107.1	(83.3)	23.8
Trade names	12.9	9.6	(6.9)	2.7
Total finite-lived	13.6	446.8	(247.1)	199.7
Indefinite-lived - trade names		190.6	—	190.6
Total other intangible assets, net		$637.4	$(247.1)	$390.3
Amortization expense for finite-lived intangible assets for the three and six months ended May 1, 2026 were $11.1 million and $21.1 million, respectively. Amortization expense for finite-lived intangible assets for the three and six months ended May 2, 2025 were $7.7 million and $15.6 million, respectively. As of May 1, 2026, estimated amortization expense for the remainder of fiscal 2026 and succeeding fiscal years is as follows:

(Dollars in millions)	May 1, 2026
2026 (remaining)	$18.3
2027	29.9
2028	27.3
2029	26.1
2030	24.9
2031	24.7
Thereafter	72.2
Total estimated amortization expense	$223.4

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Revolving credit facility, due October 2029	$95.0	$175.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	200.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.3	124.3
Less: unamortized debt issuance costs	2.5	2.2	2.8
Total debt	1,016.8	1,097.1	921.5
Less: current maturities and short-term borrowings	—	20.0	—
Long-term debt, less current portion	$1,016.8	$1,077.1	$921.5

As of May 1, 2026, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2026 and succeeding fiscal years are as follows:

(Dollars in millions)	May 1, 2026
2026 (remaining)	$—
2027	100.0
2028	20.0
2029	375.0
2030	—
2031	100.0
Thereafter	425.0
Total principal payments required	$1,020.0

7	Inventories, Net
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
On December 8, 2025, with the acquisition of Tornado Infrastructure Equipment, the company acquired $35.9 million of inventory, based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisitions and Divestitures.
Inventories, net were as follows:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Raw materials and work in process	$398.7	$394.6	$353.1
Finished goods and service parts	742.4	898.6	785.4
Total FIFO and average cost value	1,141.1	1,293.2	1,138.5
Excess of FIFO over LIFO cost	217.7	173.4	217.7
Total inventories, net	$923.4	$1,119.8	$920.8

8	Property, Plant, and Equipment, Net
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
Property, plant, and equipment, net was as follows:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Land and land improvements	$80.5	$73.5	$78.3
Buildings and leasehold improvements	438.2	373.1	414.4
Machinery and equipment	704.9	677.3	715.6
Tooling	253.2	232.8	255.1
Computer hardware and software	108.7	99.3	108.1
Construction in process	82.9	149.8	65.1
Property, plant, and equipment, gross	1,668.4	1,605.8	1,636.6
Less: accumulated depreciation	1,045.4	970.0	1,020.8
Property, plant, and equipment, net	$623.0	$635.8	$615.8
During the first quarter of fiscal 2026, the company acquired $19.8 million of property, plant, and equipment through a non-cash investing and financing transaction.

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
The changes in accrued warranties were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Beginning balance	$152.0	$151.0	$152.2	$150.2
Changes in accrual related to warranties issued during the period	29.1	26.6	50.6	44.9
Payments made during the period	(22.7)	(22.1)	(44.7)	(40.9)
Changes in accrual related to pre-existing warranties	6.1	0.3	6.4	1.6
Ending balance	$164.5	$155.8	$164.5	$155.8

10	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing an $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of May 1, 2026, May 2, 2025 and October 31, 2025 was $45.0 million, $51.2 million, and $41.0 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Stock option awards	$1.2	$2.6	$2.6	$4.3
Performance share awards	1.6	1.1	2.8	1.7
Restricted stock unit awards	3.8	1.7	6.4	3.1
Unrestricted common stock awards	—	—	0.7	0.7
Total compensation cost for stock-based compensation awards	$6.6	$5.4	$12.5	$9.8
On March 17, 2026, the company’s shareholders approved The Toro Company 2026 Equity Plan (the “2026 plan”), which became effective immediately and replaced The Toro Company 2022 Equity and Incentive Plan (the “2022 plan”). The 2026 plan is administered by the Compensation & Human Resources Committee of the Board and permits the grant of nonqualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards to eligible individuals. Subject to adjustment as provided in the 2026 plan, the maximum aggregate number of shares of the company’s common stock authorized for issuance under the 2026 plan is equal to the sum of: (a) 3,650,000 shares, plus (b) the number of shares remaining available for grant under the 2022 plan but not subject to outstanding awards thereunder as of March 17, 2026, and plus (c) the number of shares subject to awards outstanding under the 2022 plan as of March 17, 2026 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first six months of the following fiscal periods:

	Fiscal 2026	Fiscal 2025
Expected life of option in years	6.90	6.42
Expected stock price volatility	28.84%	28.08%
Risk-free interest rate	3.91%	4.47%
Expected dividend yield	1.41%	1.43%
Per share weighted-average fair value at date of grant	$25.35	$25.53
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first six months of fiscal 2026 and 2025 was $78.47 and $80.05, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to executive officers and other employees. Occasionally, restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first six months of fiscal 2026 and 2025 was $78.88 and $78.48, respectively.
Unrestricted Common Stock Awards
During the first six months of fiscal 2026 and 2025, 9,880 and 8,808 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the second quarter of fiscal 2026 and 2025.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Foreign currency translation adjustments	$9.0	$29.0	$25.4
Pension benefits	5.1	4.3	5.1
Cash flow derivative instruments	5.0	8.7	4.6
Total accumulated other comprehensive loss	$19.1	$42.0	$35.1
The components and activity of AOCL, net of tax, for the three and six month periods ended May 1, 2026 and May 2, 2025 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 30, 2026	$3.4	$5.1	$8.8	$17.3
Other comprehensive (income) loss before reclassifications	5.6	—	(1.2)	4.4
Amounts reclassified from AOCL	—	—	(2.6)	(2.6)
Net current period other comprehensive (income) loss	5.6	—	(3.8)	1.8
Balance as of May 1, 2026	$9.0	$5.1	$5.0	$19.1

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2025	$25.4	$5.1	$4.6	$35.1
Other comprehensive (income) loss before reclassifications	(16.4)	—	5.3	(11.1)
Amounts reclassified from AOCL	—	—	(4.9)	(4.9)
Net current period other comprehensive (income) loss	(16.4)	—	0.4	(16.0)
Balance as of May 1, 2026	$9.0	$5.1	$5.0	$19.1

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of January 31, 2025	$43.8	$4.3	$(0.9)	$47.2
Other comprehensive (income) loss before reclassifications	(14.8)	—	9.9	(4.9)
Amounts reclassified from AOCL	—	—	(0.3)	(0.3)
Net current period other comprehensive (income) loss	(14.8)	—	9.6	(5.2)
Balance as of May 2, 2025	$29.0	$4.3	$8.7	$42.0

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive (income) loss before reclassifications	(4.9)	—	2.6	(2.3)
Amounts reclassified from AOCL	—	—	(1.7)	(1.7)
Net current period other comprehensive (income) loss	(4.9)	—	0.9	(4.0)
Balance as of May 2, 2025	$29.0	$4.3	$8.7	$42.0
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended		Six Months Ended
(Shares in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Diluted
Weighted-average number of shares of common stock outstanding - Basic	96.6	99.8	97.3	100.6
Effect of dilutive shares	0.5	0.3	0.4	0.3
Weighted-average number of shares of common stock outstanding - Diluted	97.1	100.1	97.7	100.9
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,280,471 and 2,580,317 shares of common stock during the second quarter of fiscal 2026 and 2025, respectively, and to purchase 1,893,120 and 2,059,715 shares of common stock during the first six months of fiscal 2026 and 2025, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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
The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the six months ended May 1, 2026 and May 2, 2025 were $1,387.7 million and $1,346.5 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of May 1, 2026, May 2, 2025, and October 31, 2025 were $902.5 million, $1,021.2 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to the company as of May 1, 2026, May 2, 2025, and October 31, 2025 were $32.3 million, $19.3 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six months ended May 1, 2026 and May 2, 2025 were $348.3 million and $319.2 million, respectively. As of May 1, 2026, May 2, 2025, and October 31, 2025, $292.1 million, $253.5 million and $308.3 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.

Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of May 1, 2026, May 2, 2025 and October 31, 2025, the company was contingently liable to repurchase up to a maximum amount of $29.8 million, $28.9 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 1, 2026 and May 2, 2025.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of May 1, 2026, May 2, 2025 and October 31, 2025, $103.0 million, $124.5 million, and $68.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Operating lease expense	$7.8	$9.0	$15.5	$17.5
Short-term lease expense	2.1	1.5	3.4	2.5
Variable lease expense	0.8	0.7	1.1	0.7
Total lease expense	$10.7	$11.2	$20.0	$20.7
The following table presents supplemental cash flow information related to the company's operating leases:

	Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025
Right-of-use assets obtained in exchange for lease obligations	$12.2	$7.7
Operating cash flows for amounts included in the measurement of lease liabilities	$14.6	$14.4
The following table presents other lease information related to the company's operating leases:

	May 1, 2026	May 2, 2025	October 31, 2025
Weighted-average remaining lease term of operating leases in years	7.7	8.7	8.1
Weighted-average discount rate of operating leases	5.21%	5.06%	5.04%

The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of May 1, 2026:

(Dollars in millions)	May 1, 2026
2026 (remaining)	$12.9
2027	24.7
2028	21.4
2029	17.1
2030	13.7
Thereafter	53.7
Total future minimum operating lease payments	143.5
Less: imputed interest	23.3
Present value of operating lease liabilities	$120.2

16	Derivative Instruments and Hedging Activities
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
As of May 1, 2026, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $371.5 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$6.1	$0.1	$3.6
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.7	0.2	0.5
Total derivative assets	$6.8	$0.3	$4.1

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$7.1	$6.7	$4.3
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	4.0	1.7	1.3
Total derivative liabilities	$11.1	$8.4	$5.6
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$6.8	$0.3	$4.2
Derivative liabilities offsetting derivative assets	—	—	0.1
Net amount of derivative assets	$6.8	$0.3	$4.1

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$11.3	$9.9	$6.2
Derivative assets offsetting derivative liabilities	0.2	1.5	0.6
Net amount of derivative liabilities	$11.1	$8.4	$5.6

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and six months ended May 1, 2026 and May 2, 2025:

	Three Months Ended
	Loss Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(3.1)	$1.3	$5.4	$(13.6)
Cost of sales	0.5	(1.6)	(1.6)	4.0
Total derivatives designated as cash flow hedging instruments	$(2.6)	$(0.3)	$3.8	$(9.6)

	Six Months Ended
	Loss Reclassified from AOCL into Earnings		Loss Recognized in OCI on Derivatives
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(5.4)	$1.5	$(3.5)	$(5.2)
Cost of sales	0.5	(3.2)	3.1	4.3
Total derivatives designated as cash flow hedging instruments	$(4.9)	$(1.7)	$(0.4)	$(0.9)
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the second quarter and first six months of fiscal 2026 and fiscal 2025, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of May 1, 2026, the company expects to reclassify approximately $5.4 million of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	May 1, 2026		May 2, 2025
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings (Loss) income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,424.7	$(942.0)	$1,317.9	$(881.2)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(3.1)	0.5	1.3	(1.6)
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1.3	$0.8	$0.5	$0.7

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	May 1, 2026		May 2, 2025
Six Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$2,461.0	$(1,641.8)	$2,312.9	$(1,540.6)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(5.4)	0.5	1.5	(3.2)
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$2.5	$1.1	$0.7	$1.6
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Loss on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other loss, net	$(1.0)	$(4.7)	$(5.6)	$(3.7)
Total loss on derivatives not designated as cash flow hedging instruments	$(1.0)	$(4.7)	$(5.6)	$(3.7)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2026, May 2, 2025, and October 31, 2025, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
May 1, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$6.8	$—	$6.8	$—
Total assets	$6.8	$—	$6.8	$—

Liabilities:
Forward currency contracts	$11.1	$—	$11.1	$—
Total liabilities	$11.1	$—	$11.1	$—

		Fair Value Measurements Using Inputs Considered as:
May 2, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$0.3	$—	$0.3	$—
Total assets	$0.3	$—	$0.3	$—

Liabilities:
Forward currency contracts	$8.4	$—	$8.4	$—
Total liabilities	$8.4	$—	$8.4	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$4.1	$—	$4.1	$—
Total assets	$4.1	$—	$4.1	$—

Liabilities:
Forward currency contracts	$5.6	$—	$5.6	$—
Total liabilities	$5.6	$—	$5.6	$—
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

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of May 1, 2026, May 2, 2025, and October 31, 2025, the company's long-term debt included $724.3 million, $524.3 million, and $724.3 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of May 1, 2026, the estimated gross fair value of long-term debt with fixed interest rates was $721.6 million compared to its gross carrying amount of $724.3 million. As of May 2, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $523.0 million compared to its gross carrying amount of $524.3 million. As of October 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $733.1 million compared to its gross carrying amount of $724.3 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

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
Tariffs
The tariff environment is complex and evolving. Our business has incurred, and expects to continue to incur, additional costs related to tariffs. We have taken and will continue to take actions to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, strategic sourcing adjustments, manufacturing and product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
On February 20, 2026, the United States Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). This ruling did not address the availability, timing, or mechanics of any potential refunds of tariffs previously collected.
The U.S. Court of International Trade ("CIT") has issued orders directing the U.S. Customs and Border Protection ("CBP") to refund previously collected IEEPA tariffs. CBP has since launched the Consolidated Administration and Processing of Entries ("CAPE") system which is being deployed in phases to facilitate the submission, validation, and payment of IEEPA tariff refund claims.
There can be no guarantee that any refund, if received, will equal the full amount of IEEPA tariffs paid, and any refund may be subject to further legal, regulatory, or administrative developments. Given these uncertainties, the Company has not recognized any benefit or asset related to potential IEEPA tariff refunds as of May 1, 2026. Based on currently available information, the Company estimates it may be eligible to recover approximately $20 million of IEEPA tariffs paid.
Anticipated IEEPA refunds are expected to substantially offset incremental tariff headwinds associated with changes to tariff regulations enacted in the second quarter of fiscal 2026.
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative now on track to achieve at least $125 million of run-rate savings by fiscal 2027, up from the initial program estimate of at least $100 million. The program is driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the second quarter of fiscal 2026, the AMP initiative has delivered cumulative cost savings of $106.8 million and anticipated annualized cost savings of $105.4 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
Tax
On July 4, 2025, U.S tax legislation known as the "One Big Beautiful Bill Act" ("OBBB") was signed into law which made permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and other changes to certain U.S. corporate tax provisions, with staggered effective dates beginning this year. While we continue to evaluate the impact of the legislation on our financial position, we do not expect it to have a material impact on our results of operations.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the second quarter of fiscal 2026 were $1,424.7 million, up 8.1 percent compared to $1,317.9 million in the second quarter of fiscal 2025. For the first six months of fiscal 2026, consolidated net sales were $2,461.0 million, up 6.4 percent compared to $2,312.9 million in the second quarter of fiscal 2025.
Professional segment net sales for the second quarter of fiscal 2026 were $1,106.6 million, up 9.1 percent compared to $1,014.1 million in the second quarter of fiscal 2025. For the first six months of fiscal 2026, Professional net sales were $1,930.6 million, an increase of 8.3 percent compared to $1,782.9 million in the second quarter of the prior fiscal year.
Residential segment net sales for the second quarter of fiscal 2026 were $310.4 million, up 4.4 percent compared to $297.4 million in the second quarter of fiscal 2025. For the first six months of fiscal 2026, Residential net sales were $516.4 million, a decrease of 0.4 percent compared to $518.4 million in the second quarter of the prior fiscal year.
Net earnings for the second quarter of fiscal 2026 were $145.4 million, or $1.50 per diluted share, compared to $136.8 million, or $1.37 per diluted share, for the second quarter of fiscal 2025. Net earnings for the first six months of fiscal 2026 were $213.3 million, or $2.18 per diluted share, compared to $189.6 million, or $1.88 per diluted share, in the comparable fiscal 2025 period.
Adjusted net earnings for the second quarter of fiscal 2026 were $155.4 million, or $1.60 per diluted share, compared to $141.8 million, or $1.42 per diluted share, for the second quarter of fiscal 2025. Adjusted net earnings for the first six months of fiscal 2026 were $228.0 million, or $2.33 per diluted share, compared to $207.7 million, or $2.06 per diluted share, in the comparable fiscal 2025 period.
We maintained our tradition of paying quarterly cash dividends and increased our cash dividend for the second quarter of fiscal 2026 by 2.6 percent to $0.39 per share compared to $0.38 per share paid in the second quarter of fiscal 2025. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $360.9 million of cash to our stockholders during the first six months of fiscal 2026.
Field inventory levels were lower as of the end of the second quarter of fiscal 2026 compared to the end of the second quarter of fiscal 2025 as balances approximate appropriate levels across all product categories.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog as of the end of the second quarter of fiscal 2026 was similar to the end of the fourth quarter of fiscal 2025 as backlog has largely normalized.
Net Sales
Consolidated net sales for the second quarter of fiscal 2026 were $1,424.7 million, up 8.1 percent compared to $1,317.9 million in the second quarter of fiscal 2025. The increase was primary driven by net price realization, the Tornado acquisition, and higher shipments of both Professional and Residential segment products. For the year-to-date period of 2026, consolidated net sales were $2,461.0 million, up 6.4 percent compared to $2,312.9 million in the second quarter of fiscal 2025. The increase was primarily driven by net price realization, higher shipments of Professional segment products, and the Tornado acquisition, partially offset by lower shipments of Residential segment products.
Net sales in international markets increased by $23.2 million and decreased by $0.7 million for the second quarter and year-to-date periods of fiscal 2026, respectively. The increase for the second quarter comparison was primarily due to higher shipments of Residential and Professional segment products. For the year-to-date period of 2026, net sales outside the US were flat as lower volumes were largely offset by net price realization.
Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $8.0 million and $12.0 million for the second quarter and year-to-date periods of fiscal 2026, respectively.

The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Six Months Ended
	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.1)	(66.9)	(66.7)	(66.6)
Gross profit	33.9	33.1	33.3	33.4
Selling, general and administrative expense	(20.2)	(19.8)	(21.8)	(22.5)
Operating earnings	13.7	13.3	11.5	10.9
Interest expense	(1.0)	(1.2)	(1.2)	(1.3)
Other income, net	0.2	0.7	0.7	0.6
Earnings before income taxes	12.9	12.8	11.0	10.2
Income tax provision	(2.7)	(2.4)	(2.3)	(2.0)
Net earnings	10.2%	10.4%	8.7%	8.2%
Gross Profit and Gross Margin
Gross profit for the second quarter of fiscal 2026 was $482.7 million, up 10.5 percent compared to $436.7 million for the second quarter of fiscal 2025. Gross margin was 33.9 percent for the second quarter of fiscal 2026 compared to 33.1 percent for the second quarter of fiscal 2025, an increase of 80 basis points. The increase in gross margin for the second quarter comparison was primarily due to net price realization and productivity improvements, partially offset by higher material, manufacturing, and freight costs, as well as product mix. Gross profit for the year-to-date period of fiscal 2026 was $819.2 million, up 6.1 percent compared to $772.3 million for the same period of fiscal 2025. Gross margin was 33.3 percent for the year-to-date period of fiscal 2026 compared to 33.4 percent for the prior year comparable period, a decrease of (10) basis points. The decrease in gross margin for the year-to-date comparison was primarily due to higher material, manufacturing, and freight costs and product mix, mostly offset by net price realization and productivity improvements.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $25.8 million, or 9.9 percent, for the second quarter of fiscal 2026 and increased $17.4 million, or 3.3 percent, for the year-to-date period of fiscal 2026 compared to the same respective periods of fiscal 2025. As a percentage of net sales, SG&A expense increased 40 basis points for the second quarter of fiscal 2026 and decreased 70 basis points for the year-to-date period of fiscal 2026 compared to the same respective periods of fiscal 2025. The increase in SG&A expense as a percentage of net sales for the second quarter was primarily due to higher warranty and incentive expenses, partially offset by net sales leverage and lower warehousing costs. The decrease in the year-to-date comparison was primarily due to net sales leverage, lower warehousing costs, and cost savings measures, partially offset by higher warranty and incentive expenses.
Interest Expense
Interest expense decreased $1.0 million and $1.8 million for the second quarter and year-to-date periods of fiscal 2026, respectively, compared to the same respective periods of fiscal 2025. The decreases in interest expense for the second quarter and year-to-date comparisons were primarily due to lower average interest rates and lower average outstanding borrowings.
Other Income, Net
Other income, net decreased $6.5 million and increased $4.2 million for the second quarter and year-to-date periods of fiscal 2026, respectively, compared to the same respective periods of fiscal 2025. The decrease in other income, net for the second quarter comparison was primarily due to facility exit charges, a less favorable net impact from foreign currency and derivative instruments, and lower income from our Red Iron joint venture. The increase in other income, net for the year-to-date comparison was primarily due to net gains on facility exits, partially offset by lower income from our Red Iron joint venture.
Income Tax Provision
The effective tax rate for the second quarter and year-to date periods of fiscal 2026 was 20.7 percent and 21.1 percent, respectively, compared to 18.9 percent and 19.3 percent, respectively, in the second quarter of fiscal 2025, primarily due to a less favorable geographic mix of earnings. The adjusted effective tax rate for the second quarter and year to date periods of fiscal 2026 was 21.7 percent and 21.6 percent, respectively, compared to an adjusted effective tax rate of 18.7 percent and 19.2 percent, respectively, in the second quarter of fiscal 2025, primarily driven by a less favorable geographic mix of earnings.

Net Earnings
Net earnings for the second quarter of fiscal 2026 were $145.4 million, or $1.50 per diluted share, compared to $136.8 million, or $1.37 per diluted share, for the second quarter of fiscal 2025. Adjusted net earnings for the second quarter of fiscal 2026 were $155.4 million, or $1.60 per diluted share, compared to $141.8 million, or $1.42 per diluted share, for the second quarter of fiscal 2025, an increase of 12.7 percent per diluted share. The increase in net earnings per diluted share for the second quarter comparison was primarily due to higher Professional and Residential segment earnings, partially offset by higher corporate expenses and higher productivity initiative charges. Net earnings for the first six months of fiscal 2026 were $213.3 million, or $2.18 per diluted share, compared to $189.6 million, or $1.88 per diluted share, for the same period of fiscal 2025. Adjusted net earnings for the first six months of fiscal 2026 were $228.0 million, or $2.33 per diluted share, compared to $207.7 million, or $2.06 per diluted share, for the same year-to-date period of fiscal 2025, an increase of 13.1% per diluted share. The increase in net earnings per diluted share for the second quarter comparison was primarily due to higher Professional and Residential segment earnings.
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

	Three Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	Dollar Value Change	Percentage Change
Professional	$1,106.6	$1,014.1	$92.5	9.1%
Residential	310.4	297.4	$13.0	4.4
Other	7.7	6.4	1.3	20.3
Total net sales*	$1,424.7	$1,317.9	$106.8	8.1%
*Includes international net sales of:	$278.8	$255.6	$23.2	9.1%

	Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	Dollar Value Change	Percentage Change
Professional	$1,930.6	$1,782.9	$147.7	8.3%
Residential	516.4	518.4	(2.0)	(0.4)
Other	14.0	11.6	2.4	20.7
Total net sales*	$2,461.0	$2,312.9	$148.1	6.4%

*Includes international net sales of:	$466.3	$467.0	$(0.7)	(0.1)%
The following tables summarize EBIT (Loss) for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	Dollar Value Change	Percentage Change
Professional	$224.4	$202.1	$22.3	11.0%
Residential	30.3	16.1	$14.2	88.2
Other	(56.5)	(33.7)	(22.8)	(67.7)
Total segment EBIT[1]	$198.2	$184.5	$13.7	7.4%

	Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025	Dollar Value Change	Percentage Change
Professional	$362.0	$329.3	$32.7	9.9%
Residential	43.5	33.3	10.2	30.6
Other	(106.2)	(97.0)	(9.2)	(9.5)
Total segment EBIT[1]	$299.3	$265.6	$33.7	12.7%
1 Presentation of EBIT (Loss) for the second quarter of fiscal 2025 has been conformed to the current year presentation.
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the second quarter of fiscal 2026 increased 9.1 percent compared to the second quarter of fiscal 2025. This increase was driven primarily by net price realization, the Tornado acquisition, and higher shipments of underground construction equipment and zero-turn mowers. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2026 increased 8.3 percent compared to the same period of fiscal 2025. This increase was driven primarily by net price realization, the Tornado acquisition and higher shipments of underground construction equipment, zero-turn mowers, and snow and ice management products.
Segment EBIT
Professional segment EBIT for the second quarter of fiscal 2026 increased 11.0 percent compared to the second quarter of fiscal 2025, and Professional segment earnings margin increased to 20.3 percent from 19.9 percent in the second quarter of fiscal 2025. The increase in Professional segment earnings margin was primarily due to net price realization, productivity improvements, and net sales leverage, partially offset by product mix and higher material, manufacturing, and freight costs. Professional segment EBIT for the year-to-date period of fiscal 2026 increased 9.9 percent compared to the same period of fiscal 2025, and Professional segment margin increased to 18.8 percent from 18.5 percent for the year-to-date period of fiscal 2025. The increase in Professional segment earnings margin was primarily due to net price realization, productivity improvements, and net sales leverage, partially offset by product mix and higher material, manufacturing, and freight costs.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the second quarter of fiscal 2026 increased 4.4 percent compared to the second quarter of fiscal 2025. The increase in Residential segment net sales was primarily driven by net price realization and higher shipments of zero-turn mowers, partially offset by lower shipments of snow products. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2026 decreased (0.4) percent compared to the same period of fiscal 2025. The decrease in Residential segment net sales was primarily driven by lower shipments of turf products, partially offset by higher shipments of snow products and net price realization.
Segment EBIT
Residential segment EBIT for the second quarter of fiscal 2026 increased 88.2 percent compared to the second quarter of fiscal 2025, and Residential segment earnings margin increased to 9.8 percent from 5.4 percent in the second quarter of fiscal 2025. The increase in Residential segment earnings margin for the second quarter of fiscal 2026 was largely driven by net price realization, productivity improvements, prior year inventory valuation adjustments that did not recur, cost savings measures, and net sales leverage, partially offset by higher material, manufacturing, and freight costs. Residential segment EBIT for the year-to-date period of fiscal 2026 increased 30.6 percent compared to the same period of fiscal 2025, and Residential segment earnings margin increased to 8.4 percent from 6.4 percent in the year-to-date period of fiscal 2025. The increase in Residential segment earnings margin for the year-to-date period of fiscal 2026 was largely driven by net price realization, productivity improvements, cost savings measures, and product mix, partially offset by higher material, manufacturing, and freight costs.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the second quarter of fiscal 2026 increased by $1.3 million compared to the second quarter of fiscal 2025. Net sales for our Other activities in the year-to-date period of fiscal 2026 increased by $2.4 million compared to the same period in fiscal 2025.

Other EBIT (loss)
The operating loss for our Other activities for the second quarter of fiscal 2026 increased $22.8 million compared to the second quarter of fiscal 2025, primarily due to higher corporate expenses, higher productivity initiative charges, and lower other income, partially offset by lower interest expense. The operating loss of our Other Activities for the year-to-date period of fiscal 2026 increased $9.2 million compared to same period in fiscal 2025, primarily due to higher corporate expenses and lower other income, partially offset by lower interest expense and lower productivity initiative charges.

FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the second quarter of fiscal 2026 decreased $27.4 million, or 4.5 percent, compared to the end of the second quarter of fiscal 2025, primarily driven by timing of shipments. Inventory levels were down $196.4 million, or 17.5 percent, as of the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, primarily driven by lower finished goods balances, primarily related to strong early spring season demand for landscape equipment by both homeowners and contractors. Accounts payable increased $35.8 million, or 6.9 percent, as of the end of the second quarter of fiscal 2026 compared to the end of the second quarter of fiscal 2025, primarily due to higher purchases.
Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2026 was $293.5 million compared to $123.1 million for the first six months of fiscal 2025. This change was primarily due to net favorable fluctuations in working capital and higher net earnings.
Cash Flows from Investing Activities
Net cash used in investing activities for the first six months of fiscal 2026 was $226.7 million compared to $42.4 million for the first six months of fiscal 2025. This change was primarily due to the Tornado Infrastructure Equipment acquisition in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the first six months of fiscal 2026 was $232.4 million compared to $104.9 million for the first six months of fiscal 2025, primarily due to higher common stock repurchases and net lower debt borrowings, partially offset by higher proceeds from the exercise of stock options.
Liquidity and Capital Resources
As of May 1, 2026, we had available liquidity of $983.3 million, consisting of cash and cash equivalents of $180.4 million, of which $144.7 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $802.9 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.

Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The following is a summary of our indebtedness:

(Dollars in millions)	May 1, 2026	May 2, 2025	October 31, 2025
Revolving credit facility, due October 2029	$95.0	$175.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	200.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.3	124.3
Less: unamortized debt issuance costs	2.5	2.2	2.8
Total debt	1,016.8	1,097.1	921.5
Less: current maturities and short-term borrowings	—	20.0	—
Long-term debt, less current portion	$1,016.8	$1,077.1	$921.5
From time to time, we may seek to refinance existing debt and incur additional indebtedness depending on our capital requirements and the availability and cost of financing.
As of May 1, 2026, we had $95.0 million outstanding borrowings under our revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, which resulted in $802.9 million of unutilized availability under our revolving credit facility's $900 million borrowing capacity.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.39 per share for the second quarter of fiscal 2026 that was paid on April 13, 2026. This was an increase of 2.6 percent over our cash dividend of $0.38 per share for the second quarter of fiscal 2025. We expect to continue paying our quarterly cash dividend to stockholders for the remainder of fiscal 2026.
Common Stock Repurchases
During the first six months of fiscal 2026, we repurchased 3,125,254 shares of our common stock under our stock repurchase program, thereby reducing our total shares of common stock outstanding. As of May 1, 2026, 7,266,536 shares of common stock remained available for repurchase under our stock repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2026, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, investment priorities, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes to our customer financing arrangements during the first six months of fiscal 2026.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.
The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the six month periods ended May 1, 2026 and May 2, 2025 were $1,387.7 million and $1,346.5 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of May 1, 2026, May 2, 2025 and October 31, 2025 were $902.5 million, $1,021.2 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to us as of May 1, 2026, May 2, 2025 and October 31, 2025 were $32.3 million, $19.3 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the six month periods ended May 1, 2026 and May 2, 2025 were $348.3 million and $319.2 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of May 1, 2026, May 2, 2025, and October 31, 2025 were $292.1 million, $253.5 million, and $308.3 million, respectively.

Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of May 1, 2026, May 2, 2025, and October 31, 2025, we were contingently liable to repurchase up to a maximum amount of $29.8 million, $28.9 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the six months ended May 1, 2026 and May 2, 2025. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and six month periods ended May 1, 2026 and May 2, 2025:

	Three Months Ended		Six Months Ended
(Dollars in millions, except per share data)	May 1, 2026	May 2, 2025	May 1, 2026	May 2, 2025
Gross profit	$482.7	$436.7	$819.2	$772.3
Acquisition-related costs[1]	2.4	—	4.1	—
Productivity initiative[2]	7.0	3.7	15.4	7.5
Adjusted gross profit	$492.1	$440.4	$838.7	$779.8

Gross margin	33.9%	33.1%	33.3%	33.4%
Acquisition-related costs[1]	0.1%	—%	0.2%	—%
Productivity initiative[2]	0.5%	0.3%	0.6%	0.3%
Adjusted gross margin	34.5%	33.4%	34.1%	33.7%

Operating earnings	$195.0	$174.8	$282.1	$252.6
Acquisition-related costs[1]	3.5	—	5.7	—
Productivity initiative[2]	7.3	5.6	19.7	21.8
Adjusted operating earnings	$205.8	$180.4	$307.5	$274.4

Operating earnings margin	13.7%	13.3%	11.5%	10.9%
Acquisition-related costs[1]	0.2%	—%	0.2%	—%
Productivity initiative[2]	0.5%	0.4%	0.8%	1.0%
Adjusted operating earnings margin	14.4%	13.7%	12.5%	11.9%

Earnings before income taxes	$183.4	$168.7	$270.3	$234.8
Acquisition-related costs[1]	3.5	—	5.7	—
Productivity initiative[2]	11.5	5.7	14.9	22.2
Adjusted earnings before income taxes	$198.4	$174.4	$290.9	$257.0

Income tax provision	$38.0	$31.9	$57.0	$45.2
Acquisition-related costs[1]	0.7	—	1.2	—
Productivity initiative[2]	2.5	0.9	3.2	4.2
Tax impact of share-based compensation[3]	1.8	(0.2)	1.5	(0.1)
Adjusted income tax provision	$43.0	$32.6	$62.9	$49.3

Net earnings	$145.4	$136.8	$213.3	$189.6
Acquisition-related costs, net of tax[1]	2.8	—	4.5	—
Productivity initiative, net of tax[2]	9.0	4.8	11.7	18.0
Tax impact of stock-based compensation[3]	(1.8)	0.2	(1.5)	0.1
Adjusted net earnings	$155.4	$141.8	$228.0	$207.7

Net earnings per diluted share	$1.50	$1.37	$2.18	$1.88
Acquisition-related costs, net of tax[1]	0.03	—	0.05	—
Productivity initiative, net of tax[2]	0.09	0.05	0.12	0.18
Tax impact of stock-based compensation[3]	(0.02)	—	(0.02)	—
Adjusted net earnings per diluted share	$1.60	$1.42	$2.33	$2.06

Effective tax rate	20.7%	18.9%	21.1%	19.3%
Productivity initiative[1]	—%	(0.1)%	—%	—%
Tax impact of stock-based compensation[3]	1.0%	(0.1)%	0.5%	(0.1)%
Adjusted effective tax rate	21.7%	18.7%	21.6%	19.2%

1    On December 8, 2025, we completed the acquisition of Tornado Infrastructure Equipment. For additional information regarding this acquisition, refer to Note 2, Acquisitions and Divestitures, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three and six month periods ended May 1, 2026 represent integration costs and amortization of the backlog intangible asset resulting from purchase accounting adjustments.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three and six month periods ended May 1, 2026 and May 2, 2025 primarily represent facility exit-related costs and gains, severance and termination benefits, compensation for fully-dedicated AMP personnel, third-party consulting costs, and product-line exit costs.
3    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and six month periods ended May 1, 2026 and May 2, 2025.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance stockholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the six month periods ended May 1, 2026 and May 2, 2025:

	Six Months Ended
(Dollars in millions)	May 1, 2026	May 2, 2025
Net cash provided by operating activities	$293.5	$123.1
Less: Purchases of property, plant, and equipment	28.0	38.4
Free cash flow	265.5	84.7
Net earnings	$213.3	$189.6
Free cash flow conversion percentage	124.5%	44.7%
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2026 through fiscal 2028. All items are non-trading and stated in U.S. dollars. As of May 1, 2026, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6625	$94.7	$88.6	$(6.1)
Buy U.S. dollar/Sell Canadian dollar	1.3599	50.4	50.2	(0.2)
Buy U.S. dollar/Sell Euro	1.1630	225.8	222.3	(3.5)
Buy U.S. dollar/Sell British pound	1.3164	68.7	67.4	(1.3)
Buy Mexican peso/Sell U.S. dollar	20.0063	$63.3	$70.1	$6.8
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of May 1, 2026 includes $724.3 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $200.0 million of gross variable rate debt under our term loan credit agreements, and $95.0 million outstanding under our variable rate revolving credit facility.
Commodity Cost Risk
Most of the commodities, components, parts, and accessories used in our manufacturing process and end-products, or to be sold as standalone end-products, are exposed to commodity cost changes. These changes may be affected by several factors, including, for example, supply; demand; inflation; deflation; changing prices; foreign currency fluctuations; tariffs; duties; trade regulatory actions; industry actions; the current conflict in the Middle East region; and changes to international trade policies, agreements, and/or regulation and competitor activity, including antidumping and countervailing duties on certain products imported from foreign countries, such as certain engines imported into the U.S. from China.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended May 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's stock repurchase program. The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of the company's common stock repurchased by the company during each of the three fiscal months in the company's second quarter ended May 1, 2026:

Period	Total Number of Shares (or Units) Repurchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Repurchased Under the Plans or Programs[1,2]
January 31, 2026 through February 27, 2026	185,969	$96.53	185,969	9,074,169
February 28, 2026 through April 3, 2026	1,478,856	95.46	1,478,856	7,595,313
April 4, 2026 through May 1, 2026	329,987	94.61	328,777	7,266,536
Total	1,994,812	$95.42	1,993,602
1    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. The company repurchased 1,993,602 shares under this tranche of the stock repurchase program during the period indicated above and as a result, 1,266,536 shares remained available to repurchase as of May 1, 2026.
2    On December 9, 2025, the company’s Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above.
3    Includes 1,210 shares of the company’s common stock repurchased in open-market transactions at an average price of $96.99 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,210 shares were not repurchased under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s second quarter ended May 1, 2026, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
2.1
Arrangement Agreement, dated as of October 6, 2025, among The Toro Company, Tornado Acquisition Company ULC, and Tornado Infrastructure Equipment Ltd. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 8, 2025, Commission File No. 1-8649).

3.1 and 4.1
Restated Certificate of Incorporation of The Toro Company (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2026, Commission File No. 1-8649).

3.2 and 4.2
Amended and Restated Bylaws of The Toro Company (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 2026, Commission File No. 1-8649).

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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2026, filed with the SEC on June 4, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and six month periods ended May 1, 2026 and May 2, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended May 1, 2026 and May 2, 2025, (iii) Condensed Consolidated Balance Sheets as of May 1, 2026, May 2, 2025, and October 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the six month periods ended May 1, 2026 and May 2, 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six month periods ended May 1, 2026 and May 2, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE TORO COMPANY
(Registrant)

Date: June 4, 2026	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)