Form 10-Q
period 2026-07-31
TORO CO
filed 2026-09-03
CIK 737758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 27, 2026 was 94,663,378.

THE TORO COMPANY
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking and reflect expectations and assumptions that we believe to be reasonable. Forward-looking statements are based on our current expectations of future events and often can be identified in this report and elsewhere by using words such as "expect," "strive," "outlook," "guidance," "forecast," "goal," "anticipate," "continue," "plan," "estimate," "project," "target," "improve," "believe," "become," "should," "could," "will," "would," "possible," "may," "likely," "intend," "can," "pursue," "potential," "approximately," variations of such words or the negative thereof, and similar expressions or future dates. However, not all forward-looking statements contain these identifying words. Our forward-looking statements in this report include, among others, statements relating to our anticipated operating results, liquidity requirements, and financial condition and current trends and uncertainties; the anticipated impacts of field inventory levels and backlog, inflation, ongoing challenges related to tariffs and strategies to mitigate the effect thereof, governmental budget cuts, current wars and international sanctions, and geopolitical tensions, tight labor markets and other macroeconomic factors; our business strategies, priorities, goals, and commitments; the effect of recent acquisitions; business and productivity initiatives and anticipated sales growth, profitability, cost savings and other benefits associated therewith; and the effect of laws, rules, policies, regulations, tax reform, new accounting pronouncements, and outstanding litigation on our business and future performance.
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
•Disruption and/or shortages in the availability and cost of commodities, components, parts, or accessories used in our products, including as a result of tariffs, international conflicts, and the effect of our supply chain strategies to mitigate the effect of tariffs;
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
•Our ability to achieve our financial projections or other business initiatives, including our Amplifying Maximum Productivity (“AMP”) initiative, in the time periods or in the magnitude that we anticipate or at all, and the possibility that our business initiatives may result in additional exit costs and impairment and other charges;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Nine Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net sales	$1,225.8	$1,131.3	$3,686.8	$3,444.2
Cost of sales	807.7	749.5	2,449.5	2,290.1
Gross profit	418.1	381.8	1,237.3	1,154.1
Selling, general and administrative expense	259.8	235.9	796.9	755.6
Non-cash impairment charges	43.1	81.1	43.1	81.1
Operating earnings	115.2	64.8	397.3	317.4
Interest expense	(13.8)	(15.1)	(42.8)	(45.9)
Other income, net	5.5	8.1	22.7	21.1
Earnings before income taxes	106.9	57.8	377.2	292.6
Income tax provision	29.9	4.3	86.9	49.5
Net earnings	$77.0	$53.5	$290.3	$243.1

Basic net earnings per share of common stock	$0.81	$0.54	$3.01	$2.43

Diluted net earnings per share of common stock	$0.81	$0.54	$2.99	$2.42

Weighted-average number of shares of common stock outstanding — Basic	95.2	98.8	96.6	100.0

Weighted-average number of shares of common stock outstanding — Diluted	95.6	99.0	97.0	100.3
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net earnings	$77.0	$53.5	$290.3	$243.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10.6)	1.0	5.8	5.9
Derivative instruments, net of tax of $1.8; $0.1 $0.8; $(1.5), respectively	5.9	3.5	5.5	2.6
Other comprehensive income (loss), net of tax	(4.7)	4.5	11.3	8.5
Comprehensive income	$72.3	$58.0	$301.6	$251.6
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share data)

	July 31, 2026	August 1, 2025	October 31, 2025
ASSETS
Cash and cash equivalents	$175.3	$201.0	$341.0
Receivables, net	496.1	472.7	378.2
Inventories, net	882.7	1,036.2	920.8
Prepaid expenses and other current assets	103.4	84.2	65.1
Total current assets	1,657.5	1,794.1	1,705.1

Property, plant, and equipment, net	588.8	629.1	615.8
Goodwill	576.5	450.8	450.9
Other intangible assets, net	439.5	398.6	390.3
Right-of-use assets	97.4	105.6	114.7
Investment in finance affiliate	39.7	41.3	41.0
Deferred income taxes	119.0	85.6	105.8
Other assets	17.6	14.7	15.2
Total assets	$3,536.0	$3,519.8	$3,438.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt and short-term borrowings	$—	$20.0	$—
Accounts payable	463.6	385.0	367.6
Accrued liabilities	568.2	534.3	525.5
Short-term lease liabilities	20.2	16.6	19.3
Total current liabilities	1,052.0	955.9	912.4

Long-term debt, less current portion	962.0	1,012.2	921.5
Long-term lease liabilities	95.8	92.8	100.3
Deferred income taxes	19.4	0.6	0.8
Other long-term liabilities	70.5	47.2	50.5

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 1,000,000 voting and 850,000 non-voting shares, none issued and outstanding[1]	—	—	—
Common stock, par value $0.01 per share, authorized 175,000,000 shares; issued and outstanding 94,654,390 shares as of July 31, 2026, 97,851,312 shares as of August 1, 2025, and 97,888,105 shares as of October 31, 2025[1]	0.9	97.9	97.9
Retained earnings	1,359.2	1,350.7	1,390.5
Accumulated other comprehensive loss	(23.8)	(37.5)	(35.1)
Total stockholders’ equity	1,336.3	1,411.1	1,453.3
Total liabilities and stockholders’ equity	$3,536.0	$3,519.8	$3,438.8
1 During the company’s second quarter ended May 1, 2026 the company amended its certificate of incorporation to change the par value of its preferred and common stock from $1.00 per share to $0.01 per share. This change has been adopted prospectively and, therefore, the common stock balances as of August 1, 2025 and October 31, 2025 have not been adjusted and reflect the prior par value $1.00 per share as of each such date.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	July 31, 2026	August 1, 2025
Cash flows from operating activities:
Net earnings	$290.3	$243.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash income from finance affiliate	(11.8)	(14.6)
Distributions from finance affiliate, net	13.1	22.5
Depreciation of property, plant, and equipment	70.9	72.6
Amortization of other intangible assets	27.5	23.2
Stock-based compensation expense	18.2	15.3
Deferred income taxes[1]	(13.9)	(38.9)
Non-cash impairment charge	43.1	81.1
Other	(2.1)	2.5
Changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables, net	(111.4)	(11.9)
Inventories, net	77.2	(6.4)
Other assets[1]	(4.3)	7.9
Accounts payable	78.9	(69.9)
Other liabilities[1]	0.5	22.4
Net cash provided by operating activities	476.2	348.9

Cash flows from investing activities:
Purchases of property, plant, and equipment	(51.1)	(57.0)
Proceeds from sales of property, plant, and equipment	13.2	0.8
Acquisitions, net of cash received	(210.3)	(4.2)
Divestitures	—	9.7
Net cash used in investing activities	(248.2)	(50.7)

Cash flows from financing activities:
Borrowings under debt arrangements	550.0	840.0
Repayments under debt arrangements	(510.0)	(730.0)
Proceeds from exercise of stock options	39.5	1.8
Payments of withholding taxes for stock awards	(2.4)	(3.0)
Common stock repurchases	(358.1)	(290.0)
Dividends paid on common stock	(112.8)	(113.8)
Other	(2.7)	(3.1)
Net cash used in financing activities	(396.5)	(298.1)

Effect of exchange rates on cash and cash equivalents	2.8	1.4

Net increase (decrease) in cash and cash equivalents	(165.7)	1.5
Cash and cash equivalents as of the beginning of the fiscal period	341.0	199.5
Cash and cash equivalents as of the end of the fiscal period	$175.3	$201.0
1 Presentation of prior year deferred income taxes has been conformed to the current year presentation. There was no change to net cash provided by operating activities.
See accompanying Notes to Condensed Consolidated Financial Statements.

THE TORO COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 1, 2026	$1.0	$1,386.2	$(19.1)	$1,368.1
Cash dividends paid on common stock - $0.39 per share	—	(37.0)	—	(37.0)
Issuance of 75,279 shares of common stock under stock-based compensation plans	—	2.1	—	2.1
Stock-based compensation expense	—	5.7	—	5.7
Repurchase of 804,512 shares of common stock	(0.1)	(74.8)	—	(74.9)
Other comprehensive loss	—	—	(4.7)	(4.7)
Net earnings	—	77.0	—	77.0
Balance as of July 31, 2026	$0.9	$1,359.2	$(23.8)	$1,336.3

Balance as of October 31, 2025	$97.9	$1,390.5	$(35.1)	$1,453.3
Change in common stock par value[1]	(95.9)	95.9		—
Cash dividends paid on common stock - $1.17 per share	—	(112.8)	—	(112.8)
Issuance of 713,755 shares of common stock under stock-based compensation plans, less contribution of 3,302 shares of common stock to a deferred compensation trust	0.1	39.4	—	39.5
Stock-based compensation expense	—	18.2	—	18.2
Repurchase of 3,944,166 shares of common stock	(1.2)	(362.3)	—	(363.5)
Other comprehensive income	—	—	11.3	11.3
Net earnings	—	290.3	—	290.3
Balance as of July 31, 2026	$0.9	$1,359.2	$(23.8)	$1,336.3

Balance as of May 2, 2025	$99.0	$1,419.6	$(42.0)	$1,476.6
Cash dividends paid on common stock - $0.38 per share	—	(37.5)	—	(37.5)
Issuance of 83,064 shares of common stock under stock-based compensation plans	0.2	0.3	—	0.5
Stock-based compensation expense	—	5.5	—	5.5
Repurchase of 1,245,251 shares of common stock	(1.3)	(90.7)	—	(92.0)
Other comprehensive income	—		4.5	4.5
Net earnings	—	53.5	—	53.5
Balance as of August 1, 2025	$97.9	$1,350.7	$(37.5)	$1,411.1

Balance as of October 31, 2024	$101.5	$1,496.4	$(46.0)	$1,551.9
Cash dividends paid on common stock - $1.14 per share	—	(113.8)	—	(113.8)
Issuance of 206,816 shares of common stock under stock-based compensation plans, less contribution of 8,673 shares to a deferred compensation trust	0.2	1.6	—	1.8
Stock-based compensation expense	—	15.3	—	15.3
Repurchase of 3,818,956 shares of common stock	(3.8)	(291.9)	—	(295.7)
Other comprehensive income	—		8.5	8.5
Net earnings	—	243.1	—	243.1
Balance as of August 1, 2025	$97.9	$1,350.7	$(37.5)	$1,411.1
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
July 31, 2026

1	Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by United States ("U.S.") generally accepted accounting principles ("GAAP") for complete financial statements. Unless the context indicates otherwise, the terms "company" or "TTC" refer to The Toro Company and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated from the unaudited Condensed Consolidated Financial Statements.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of recurring accruals, considered necessary for the fair presentation of the company's consolidated financial position, results of operations, and cash flows for the periods presented. Due to seasonality within the industries in which the company's businesses operate, among other factors, operating results for the nine months ended July 31, 2026 cannot be annualized to determine the expected results for the fiscal year ending October 31, 2026.
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
For further information regarding the company's basis of presentation, refer to the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The policies described in that report are used for preparing the company's quarterly reports on Form 10-Q.
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
Par Value Common Stock
On March 17, 2026, the company filed a Certificate of Amendment of the Restated Certificate of Incorporation, which decreased the par value of all the company's capital stock, including the company's common stock and authorized "blank check" preferred stock from $1.00 to $0.01 per share (the "Par Value Amendment"), which was approved by the company's stockholders on March 17, 2026. The Par Value Amendment had no impact on the value of the company’s capital stock, including the company's common stock. In addition, the Par Value Amendment had no effect on the dollar amount of the company’s total stockholders’ equity. The Par Value Amendment did not change the number of authorized shares of common stock or the company's preferred stock nor did it have any impact on the company's outstanding common stock or any options or rights to purchase the company's common stock. The Par Value Amendment had no effect on the rights of the holders of the company's common stock or the company's authorized preferred stock, none of which are currently outstanding, except for reducing the minimum amount per share the company must receive upon the issuance of any shares of the company's capital stock from $1.00 to $0.01 per share.

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

2	Acquisition
Tornado Infrastructure Equipment Ltd. ("Tornado Infrastructure Equipment")
On December 8, 2025 ("closing date"), pursuant to an Arrangement Agreement ("Purchase Agreement") dated October 6, 2025, the company completed its acquisition of Tornado Infrastructure Equipment, a publicly held Canadian company and a manufacturer in the hydrovac excavation solutions industry. Tornado Infrastructure Equipment manufactures hydrovac excavation solutions and industrial equipment solutions for the underground construction, power transmission and energy markets and provides innovative product offerings that broaden and strengthen the company's Professional segment and expand its dealer network.
The Tornado Infrastructure Equipment acquisition was structured as an equity purchase, pursuant to which the company acquired 100 percent of the equity interests of the legal entities that comprised Tornado Infrastructure Equipment, with the legal entities continuing as surviving entities and wholly-owned subsidiaries of the company. As part of the acquisition, the company also acquired the real property used by Tornado Infrastructure Equipment. The cash consideration, net of cash acquired, was $210.3 million ("purchase price"). The company funded the purchase price with borrowings under its existing revolving credit facility. As a result of the acquisition, the company incurred immaterial acquisition-related transaction costs during the three and nine month periods ended July 31, 2026. Acquisition-related transaction costs are recorded within selling, general and administrative expense within the Condensed Consolidated Statements of Earnings.
Preliminary Fair Value Measurements
The company accounted for the acquisition in accordance with the accounting standards codification guidance which requires identifiable assets acquired and liabilities assumed to be measured at their estimated fair values as of the closing date. As of July 31, 2026, the company has substantially completed its process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the closing date, with the primary exception of the valuation of income taxes. The company expects to finalize its valuation and complete the fair value measurements as soon as practicable but no later than one year from the closing date of the acquisition, as required.

The following table summarizes the preliminary initial and updated estimated fair values assigned to the assets acquired and liabilities assumed, and the adjustments made from the initial preliminary fair values. These preliminary fair values are based on internal company and independent external third-party valuations and are subject to change as certain asset and liability valuations are finalized. The following allocation reflects management's assessment as of July 31, 2026:

(Dollars in millions)	Initial Preliminary Allocation	Measurement Period Adjustments	Updated Allocation
Cash and cash equivalents	$21.3	$—	$21.3
Receivables	5.4	—	5.4
Inventories	36.7	—	36.7
Prepaid expenses and other current assets	3.7	(0.1)	3.6
Property, plant, and equipment, net	14.8	(2.8)	12.0
Right-of-use assets, net	2.6	0.1	2.7
Goodwill	137.6	(10.3)	127.3
Other intangible assets:	63.8	13.9	77.7
Indefinite-lived trade name	19.6	—	19.6
Finite-lived developed technology	9.8	0.9	10.7
Finite-lived customer-related	29.5	16.3	45.8
Finite-lived backlog	4.9	(3.3)	1.6
Deferred income tax assets	0.1	—	0.1
Accounts payable	(13.8)	0.4	(13.4)
Accrued liabilities	(18.5)	(1.6)	(20.1)
Short-term lease liabilities	(0.8)	0.1	(0.7)
Long-term lease liabilities	(2.4)	0.3	(2.1)
Deferred income tax liabilities	(18.9)	—	(18.9)
Total fair value of net assets acquired	231.6	—	231.6
Less: cash and cash equivalents acquired	(21.3)	—	(21.3)
Total purchase price	$210.3	$—	$210.3
The goodwill recognized is primarily attributable to the value of the workforce, the reputation of Tornado Infrastructure Equipment, expected future cash flows, and expected synergies, including customer and dealer growth opportunities, integrating and expanding existing product lines, and cost reduction initiatives. Key areas of expected cost reduction synergies include increased purchasing power for commodities, components, parts, and supply chain consolidation. The goodwill resulting from the acquisition of Tornado Infrastructure Equipment was recognized within the company's Professional segment and is the primary driver for the increase in the company's Professional segment goodwill to $566.5 million as of July 31, 2026 from $440.9 million as of October 31, 2025. Goodwill is non-deductible for tax purposes. Fair value measurements did not materially impact the company's Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 31, 2026.
Other Intangible Assets Acquired
The preliminary fair value measurement of the net assets acquired resulted in the recognition of $77.7 million of other intangible assets as of the closing date. The fair values of the acquired developed technology, customer-related, and backlog intangible assets were determined using the income approach whereby an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. The useful lives of the other intangible assets were determined based on the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors including legal, regulatory, contractual, competitive, economic, and/or other factors that may limit the useful life of the respective intangible asset. As of the closing date, the acquired finite-lived intangible assets had a weighted average useful life of 11.7 years. The fair values of the customer-related and backlog intangible assets were determined using the excess earnings method and were based on the expected operating cash flows attributable to the respective intangible asset, which were determined by deducting expected economic costs, including operating expenses and contributory asset charges, from the revenue expected to be generated from the respective intangible asset. As of the closing date of the acquisition, the weighted-average useful life of the customer-related and backlog intangible assets were determined to be 13.7 years and 6 months, respectively. The fair values of the finite-lived developed technology and indefinite-lived trade names were determined using the relief from royalty method, which is based on the hypothetical royalty stream that would be received if the company were to license the respective developed technology or trade name and were based on expected future revenues from the respective developed technology or trade name. As of the closing date of the acquisition, the weighted-average useful life of the developed technology was determined to be 5.0 years.

Amortization expense for the finite-lived intangible assets resulting from the acquisition of Tornado Infrastructure Equipment for the three and nine month periods ended July 31, 2026 was $(1.1) million and $5.2 million, which reflects adjustments to the preliminary fair value measurement during the measurement period.
Results of Operations
Tornado Infrastructure Equipment's results of operations are included within the company's Professional reportable segment in the company's Condensed Consolidated Financial Statements from the closing date. For the three and nine month periods ended July 31, 2026, the company recognized $31.5 million and $80.2 million of net sales, respectively, from Tornado Infrastructure Equipment's operations. Tornado Infrastructure Equipment's operations increased Professional segment profit by $2.1 million and $4.4 million for the three and nine month periods ended July 31, 2026, respectively. Unaudited pro forma financial information is not disclosed as the Tornado Infrastructure Equipment acquisition was not considered material to the company's Consolidated Results of Operations.

3	Segment Data
The company's businesses are organized, managed, and internally grouped into segments based on similarities in products and services. Segment determination is based on the manner in which the Chief Operating Decision Maker "CODM" organizes segments for making operating and investment decisions and assessing performance. The company has identified eight operating segments and has aggregated certain of those operating segments into two reportable segments: Professional and Residential. The aggregation of the company's segments is based on the segments having the following similarities: economic characteristics, types of products and services, types of production processes, type or class of customers, and method of distribution. For a summary of the company's products by market for the company's Professional and Residential reportable segments, refer to Part I, Item 1, "Business," of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
The company's CODM is the Chairman of the Board and Chief Executive Officer. The CODM predominantly evaluates the performance of the company's segments using adjusted earnings before interest and taxes “segment profit/(loss)”. This metric provides the CODM with a comprehensive view of each segment’s profitability, enabling informed decision-making and effective resource allocation. The CODM regularly reviews segment profit/(loss) to monitor progress against performance targets, focusing on actual-to-plan variances. These assessments help identify trends, compare segment profitability, and determine whether additional resources or strategic adjustments are necessary to achieve performance goals. Additionally, the significant expense categories regularly reviewed by the CODM include cost of sales, selling, general and administrative expense, non-cash charges, such as impairment, and other income (expense) items. These other items consist of foreign currency gains and losses, interest income and expense, gains and losses from sales of fixed assets, and income and losses from equity method investments and business divestitures.
The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies in Note 1, Summary of Significant Accounting Policies and Related Data of the company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The company evaluates the performance of its Professional and Residential reportable business segment results based on segment profit/(loss) which includes allocated expenses that these operations would have incurred otherwise, but does not include general corporate expenses, interest expense, and income taxes. Segment profit/(loss) for the company's Other activities includes earnings (loss) from a domestic wholly-owned distribution company, certain corporate activities, non-cash impairment charges, other income, and interest expense. The company accounts for intersegment gross sales at current market prices.

The following tables present summarized financial information concerning the company’s reportable business segments and Other activities (dollars in millions):

Three Months Ended July 31, 2026	Professional	Residential	Other	Total
Net sales from external customers	$988.2	$209.2	$28.4	$1,225.8
Intersegment gross sales (eliminations)	24.4	0.1	(24.5)	—
Net sales	1,012.6	209.3	3.9	1,225.8
Cost of sales	627.6	169.4	10.7	807.7
Selling, general and administrative expense	174.5	27.5	57.8	259.8
Non-cash impairment charges[1]	—	—	43.1	43.1
Other income, net	1.3	—	4.2	5.5
Segment profit/(loss)	$211.8	$12.4	$(103.5)	$120.7
Interest expense				(13.8)
Provision for income taxes				29.9
Net earnings				$77.0

Nine Months Ended July 31, 2026	Professional	Residential	Other	Total
Net sales from external customers	$2,882.2	$725.6	$79.0	$3,686.8
Intersegment gross sales (eliminations)	61.0	0.1	(61.1)	—
Net sales	2,943.2	725.7	17.9	3,686.8
Cost of sales	1,836.8	578.6	34.1	2,449.5
Selling, general and administrative expense	536.0	91.6	169.3	796.9
Non-cash impairment charges[1]	—	—	43.1	43.1
Other income, net	3.4	0.4	18.9	22.7
Segment profit/(loss)	$573.8	$55.9	$(209.7)	$420.0
Interest expense				(42.8)
Provision for income taxes				86.9
Net earnings				$290.3

Three Months Ended August 1, 2025	Professional	Residential	Other	Total
Net sales from external customers	$913.3	$192.6	$25.4	$1,131.3
Intersegment gross sales (eliminations)	17.5	0.2	(17.7)	—
Net sales	930.8	192.8	7.7	1,131.3
Cost of sales	576.1	161.0	12.4	749.5
Selling, general and administrative expense	157.6	28.8	49.5	235.9
Non-cash impairment charge[2]	—	—	81.1	81.1
Other income, net	1.4	0.7	6.0	8.1
Segment profit/(loss)	$198.5	$3.7	$(129.3)	$72.9
Interest expense				(15.1)
Provision for income taxes				4.3
Net earnings				$53.5

Nine Months Ended August 1, 2025	Professional	Residential	Other	Total
Net sales from external customers	$2,661.8	$711.0	$71.4	$3,444.2
Intersegment gross sales (eliminations)	51.9	0.2	(52.1)	—
Net sales	2,713.7	711.2	19.3	3,444.2
Cost of sales	1,689.7	575.7	24.7	2,290.1
Selling, general and administrative expense	499.0	99.3	157.3	755.6
Non-cash impairment charge[2]	—	—	81.1	81.1
Other income, net	2.8	0.8	17.5	21.1
Segment profit/(loss)	$527.8	$37.0	$(226.3)	$338.5
Interest expense				(45.9)
Provision for income taxes				49.5
Net earnings				$243.1
1    Other activities adjusted earnings (loss) before income taxes includes non-cash impairment charges of $43.1 million related to the planned closure of the Monterrey manufacturing facility and the write-down of assets associated with the exit of a residential mower platform. Both charges were recorded during the third quarter of fiscal 2026. For additional information regarding the non-cash impairment charges, refer to Note 8, Property, Plant, and Equipment, Net.

2 Other activities adjusted earnings (loss) before income taxes includes an $81.1 million non-cash impairment charge recorded during the third quarter of fiscal 2025 related to the Spartan trade name. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, Net.

Nine Months Ended July 31, 2026	Professional	Residential	Other	Total
Total assets	$2,682.1	$400.3	$453.6	$3,536.0
Depreciation and amortization	$75.8	$12.9	$12.6	$101.3

Nine Months Ended August 1, 2025	Professional	Residential	Other	Total
Total assets	$2,518.6	$486.4	$514.8	$3,519.8
Depreciation and amortization	$68.1	$15.4	$14.6	$98.1

4	Revenue
The following tables disaggregate the company's reportable segment net sales by major product type and geographic market (dollars in millions):

Three Months Ended July 31, 2026	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$892.0	$209.1	$2.7	$1,103.8
Irrigation	120.6	0.2	1.2	122.0
Total net sales	$1,012.6	$209.3	$3.9	$1,225.8

Revenue by geographic market:
United States	$802.7	$187.3	$3.9	$993.9
International countries	209.9	22.0	—	231.9
Total net sales	$1,012.6	$209.3	$3.9	$1,225.8

Nine Months Ended July 31, 2026	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,604.5	$724.4	$13.4	$3,342.3
Irrigation	338.7	1.3	4.5	344.5
Total net sales	$2,943.2	$725.7	$17.9	$3,686.8

Revenue by geographic market:
United States	$2,336.6	$634.1	$17.9	$2,988.6
International countries	606.6	91.6	—	698.2
Total net sales	$2,943.2	$725.7	$17.9	$3,686.8

Three Months Ended August 1, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$815.7	$192.6	$6.3	$1,014.6
Irrigation	115.1	0.2	1.4	116.7
Total net sales	$930.8	$192.8	$7.7	$1,131.3

Revenue by geographic market:
United States	$755.2	$169.2	$7.7	$932.1
International countries	175.6	23.6	—	199.2
Total net sales	$930.8	$192.8	$7.7	$1,131.3

Nine Months Ended August 1, 2025	Professional	Residential	Other	Total
Revenue by product type:
Equipment	$2,369.9	$709.6	$15.4	$3,094.9
Irrigation	343.8	1.6	3.9	349.3
Total net sales	$2,713.7	$711.2	$19.3	$3,444.2

Revenue by geographic market:
United States	$2,135.8	$622.9	$19.3	$2,778.0
International countries	577.9	88.3	—	666.2
Total net sales	$2,713.7	$711.2	$19.3	$3,444.2

Contract Liabilities
Contract liabilities relate to deferred revenue recognized for cash consideration received at contract inception in advance of the company's performance under the respective contract and generally relate to the sale of separately priced extended warranty contracts, service contracts, and non-refundable customer deposits. The company recognizes revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the performance obligations under the separately priced extended warranty and service contracts. For non-refundable customer deposits, the company recognizes revenue as of the point in time in which the performance obligation has been satisfied under the contract with the customer, which typically occurs upon change in control at the time a product is shipped. As of July 31, 2026 and October 31, 2025, $42.4 million and $34.0 million, respectively, of deferred revenue associated with outstanding separately priced extended warranty contracts, service contracts, and non-refundable customer deposits was reported within accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2026, the company recognized $3.1 million and $10.1 million, respectively, of the October 31, 2025 deferred revenue balance within net sales in the Condensed Consolidated Statements of Earnings. The company expects to recognize approximately $2.9 million of the October 31, 2025 deferred revenue amount within net sales throughout the remainder of fiscal 2026, $10.6 million in fiscal 2027, and $10.4 million thereafter.

5	Goodwill and Other Intangible Assets, Net
The company's acquisition of Tornado Infrastructure Equipment on December 8, 2025 resulted in the recognition of $127.3 million and $77.7 million of preliminary goodwill and other intangible assets, respectively. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisition.
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
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the first nine months of fiscal 2026 were as follows:

(Dollars in millions)	Professional	Residential	Other	Total
Balance as of October 31, 2025	$440.9	$10.0	$—	$450.9
Goodwill acquired	127.3	—	—	127.3
Translation adjustments	(1.7)	—	—	(1.7)
Balance as of July 31, 2026	$566.5	$10.0	$—	$576.5

Other Intangible Assets, Net
The components of other intangible assets, net as of July 31, 2026, August 1, 2025, and October 31, 2025 were as follows (dollars in millions):

July 31, 2026	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.6)	$0.5
Customer-related	15.7	365.3	(163.7)	201.6
Developed technology	6.8	117.7	(92.7)	25.0
Trade names	12.9	9.5	(7.0)	2.5
Backlog and other	0.5	1.6	(1.6)	—
Total finite-lived	13.4	504.2	(274.6)	229.6
Indefinite-lived - trade names		209.9	—	209.9
Total other intangible assets, net		$714.1	$(274.6)	$439.5

August 1, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.1)	$1.0
Customer-related	16.0	320.0	(142.9)	177.1
Developed technology	7.0	107.1	(80.7)	26.4
Trade names	13.7	10.8	(7.2)	3.6
Total finite-lived	13.7	448.0	(239.9)	208.1
Indefinite-lived - trade names		190.5	—	190.5
Total other intangible assets, net		$638.5	$(239.9)	$398.6

October 31, 2025	Weighted-Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net
Patents	9.5	$10.1	$(9.3)	$0.8
Customer-related	16.0	320.0	(147.6)	172.4
Developed technology	7.0	107.1	(83.3)	23.8
Trade names	12.9	9.6	(6.9)	2.7
Total finite-lived	13.6	446.8	(247.1)	199.7
Indefinite-lived - trade names		190.6	—	190.6
Total other intangible assets, net		$637.4	$(247.1)	$390.3
Amortization expense for finite-lived intangible assets for the three and nine months ended July 31, 2026 were $6.4 million and $27.5 million, respectively. Amortization expense for finite-lived intangible assets for the three and nine months ended August 1, 2025 were $7.6 million and $23.2 million, respectively. As of July 31, 2026, estimated amortization expense for the remainder of fiscal 2026 and succeeding fiscal years is as follows:

(Dollars in millions)	July 31, 2026
2026 (remaining)	$8.8
2027	30.1
2028	27.4
2029	26.3
2030	25.1
2031	23.0
Thereafter	88.9
Total estimated amortization expense	$229.6

6	Indebtedness
The following is a summary of the company's indebtedness:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Revolving credit facility, due October 2029	$40.0	$115.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	195.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.3	124.3
Less: unamortized debt issuance costs	2.3	2.1	2.8
Total debt	962.0	1,032.2	921.5
Less: current maturities and short-term borrowings	—	20.0	—
Long-term debt, less current portion	$962.0	$1,012.2	$921.5
As of July 31, 2026, principal payments required on the company's outstanding indebtedness, based on the maturity dates defined within the company's debt arrangements, for the remainder of fiscal 2026 and succeeding fiscal years are as follows:

(Dollars in millions)	July 31, 2026
2026 (remaining)	$—
2027	100.0
2028	20.0
2029	320.0
2030	—
2031	100.0
Thereafter	425.0
Total principal payments required	$965.0

7	Inventories, Net
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
On December 8, 2025, with the acquisition of Tornado Infrastructure Equipment, the company acquired $36.7 million of inventory, based on fair value purchase accounting adjustments. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisition.
Inventories, net were as follows:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Raw materials and work in process	$362.4	$377.4	$353.1
Finished goods and service parts	738.0	832.2	785.4
Total FIFO and average cost value	1,100.4	1,209.6	1,138.5
Excess of FIFO over LIFO cost	217.7	173.4	217.7
Total inventories, net	$882.7	$1,036.2	$920.8

8	Property, Plant, and Equipment, Net
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
On December 8, 2025, with the acquisition of Tornado Infrastructure Equipment, the company acquired $12.0 million of property, plant, and equipment based on preliminary fair value purchase accounting adjustments. For additional information on the company's acquisition of Tornado Infrastructure Equipment, refer to Note 2, Acquisition.
Property, plant, and equipment, net was as follows:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Land and land improvements	$79.6	$74.3	$78.3
Buildings and leasehold improvements	434.3	375.3	414.4
Machinery and equipment	698.7	682.0	715.6
Tooling	252.4	240.4	255.1
Computer hardware and software	107.8	99.1	108.1
Construction in process	94.7	150.5	65.1
Property, plant, and equipment, gross	1,667.5	1,621.6	1,636.6
Less: accumulated depreciation	1,078.7	992.5	1,020.8
Property, plant, and equipment, net	$588.8	$629.1	$615.8
During the first quarter of fiscal 2026, the company acquired $19.8 million of property, plant, and equipment through a non-cash investing and financing transaction.
During the preparation of the financial statements for the third quarter of fiscal 2026, the company recorded non-cash impairment charges of $29.7 million related to property, plant, and equipment reported under the Residential segment. For additional information regarding the impairment charge, refer to Note 18, Management Actions.

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

The changes in accrued warranties were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Beginning balance	$164.5	$155.8	$152.2	$150.2
Changes in accrual related to warranties issued during the period	26.7	22.4	77.3	67.3
Payments made during the period	(29.8)	(28.0)	(74.5)	(68.9)
Changes in accrual related to pre-existing warranties	1.1	(0.4)	7.5	1.2
Ending balance	$162.5	$149.8	$162.5	$149.8

10	Investment in Joint Venture
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
The company owns 45 percent of Red Iron and HDF owns 55 percent of Red Iron. The company accounts for its investment in Red Iron under the equity method of accounting. The company and HDF each contributed a specified amount of the estimated cash required to enable Red Iron to purchase the company's floor plan financing receivables and to provide financial support for Red Iron's floor plan financing programs. Red Iron borrows the remaining requisite estimated cash utilizing a $1,350.0 million secured revolving credit facility established under a credit agreement between Red Iron and HDF. The company's total investment in Red Iron as of July 31, 2026, August 1, 2025 and October 31, 2025 was $39.7 million, $41.3 million, and $41.0 million, respectively. The company has not guaranteed the outstanding indebtedness of Red Iron.

11	Stock-Based Compensation
Compensation costs related to stock-based compensation awards were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Stock option awards	$1.1	$2.6	$3.8	$6.9
Performance share awards	1.3	1.3	4.0	3.0
Restricted stock unit awards	3.3	1.6	9.7	4.7
Unrestricted common stock awards	—	—	0.7	0.7
Total compensation cost for stock-based compensation awards	$5.7	$5.5	$18.2	$15.3
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
The table below illustrates the weighted-average valuation assumptions used under the Black-Scholes valuation method for options granted in the first nine months of the following fiscal periods:

	Fiscal 2026	Fiscal 2025
Expected life of option in years	6.90	6.42
Expected stock price volatility	28.84%	28.08%
Risk-free interest rate	3.91%	4.47%
Expected dividend yield	1.41%	1.43%
Per share weighted-average fair value at date of grant	$25.35	$25.52
Performance Share Awards
The company grants performance share awards to executive officers and other employees under which they are entitled to receive shares of the company’s common stock contingent on the achievement of performance goals of the company, which are generally measured over a three-year period. The number of shares of common stock a participant receives can be increased (up to 200 percent of target levels) or reduced (down to zero) based on the level of achievement of performance goals and will vest at the end of a three-year period. Performance share awards are generally granted on an annual basis in the first quarter of the company’s fiscal year but may also be granted throughout the fiscal year in connection with hiring, mid-year promotions, leadership transition, or retention, as needed and applicable. Compensation cost is recognized for these awards on a straight-line basis over the vesting period based on the per share fair value, which is equal to the closing price of the company's common stock on the date of grant, and the probability of achieving each performance goal. The per share weighted-average fair value of performance share awards granted during the first nine months of fiscal 2026 and 2025 was $78.47 and $80.04, respectively.
Restricted Stock Unit Awards
Restricted stock unit awards are generally granted to executive officers and other employees. Occasionally, restricted stock unit awards may be granted in connection with hiring, mid-year promotions, leadership transition, or retention. Restricted stock unit awards generally vest one-third each year over a three-year period, or vest in full on the three-year anniversary of the date of grant. Compensation cost equal to the grant date fair value, net of estimated forfeitures, is recognized for these awards over the vesting period. The grant date fair value is equal to the closing price of the company's common stock on the date of grant multiplied by the number of shares subject to the restricted stock unit awards and estimated forfeitures are determined on the grant date based on historical forfeiture experience. The per share weighted-average fair value of restricted stock unit awards granted during the first nine months of fiscal 2026 and 2025 was $80.57 and $74.51, respectively.

Unrestricted Common Stock Awards
During the first nine months of fiscal 2026 and 2025, 9,880 and 8,808 shares, respectively, of fully vested unrestricted common stock awards were granted to certain Board members as a component of their compensation for their service on the Board and were recorded within selling, general and administrative expense in the Condensed Consolidated Statements of Earnings. Additionally, the company's Board members may elect to convert a portion or all of their calendar year annual retainers otherwise payable in cash into shares of the company's common stock. No shares of fully vested unrestricted common stock awards were granted during the third quarter of fiscal 2026 and 2025.

12	Stockholders' Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss ("AOCL"), net of tax, within the Condensed Consolidated Statements of Stockholders' Equity were as follows:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Foreign currency translation adjustments	$19.6	$28.0	$25.4
Pension benefits	5.1	4.3	5.1
Cash flow derivative instruments	(0.9)	5.2	4.6
Total accumulated other comprehensive loss	$23.8	$37.5	$35.1
The components and activity of AOCL, net of tax, for the three and nine month periods ended July 31, 2026 and August 1, 2025 were as follows:

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 1, 2026	$9.0	$5.1	$5.0	$19.1
Other comprehensive (income) loss before reclassifications	10.6	—	(4.7)	5.9
Amounts reclassified from AOCL	—	—	(1.2)	(1.2)
Net current period other comprehensive (income) loss	10.6	—	(5.9)	4.7
Balance as of July 31, 2026	$19.6	$5.1	$(0.9)	$23.8

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2025	$25.4	$5.1	$4.6	$35.1
Other comprehensive (income) loss before reclassifications	(5.8)	—	0.6	(5.2)
Amounts reclassified from AOCL	—	—	(6.1)	(6.1)
Net current period other comprehensive loss	(5.8)	—	(5.5)	(11.3)
Balance as of July 31, 2026	$19.6	$5.1	$(0.9)	$23.8

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of May 2, 2025	$29.0	$4.3	$8.7	$42.0
Other comprehensive (income) loss before reclassifications	(1.0)	—	(1.3)	(2.3)
Amounts reclassified from AOCL	—	—	(2.2)	(2.2)
Net current period other comprehensive income	(1.0)	—	(3.5)	(4.5)
Balance as of August 1, 2025	$28.0	$4.3	$5.2	$37.5

(Dollars in millions)	Foreign Currency Translation Adjustments	Pension Benefits	Cash Flow Derivative Instruments	Total
Balance as of October 31, 2024	$33.9	$4.3	$7.8	$46.0
Other comprehensive (income) loss before reclassification	(5.9)	—	1.3	(4.6)
Amounts reclassified from AOCL	—	—	(3.9)	(3.9)
Net current period other comprehensive (income) loss	(5.9)	—	(2.6)	(8.5)
Balance as of August 1, 2025	$28.0	$4.3	$5.2	$37.5
For additional information on the components reclassified from AOCL to the respective line items in net earnings for derivative instruments refer to Note 16, Derivative Instruments and Hedging Activities.

13	Per Share Data
Reconciliation of basic and diluted weighted-average number of shares of common stock outstanding was as follows:

	Three Months Ended		Nine Months Ended
(Shares in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Diluted
Weighted-average number of shares of common stock outstanding - Basic	95.2	98.8	96.6	100.0
Effect of dilutive shares	0.4	0.2	0.4	0.3
Weighted-average number of shares of common stock outstanding - Diluted	95.6	99.0	97.0	100.3
The effect of dilutive shares from stock option awards and restricted stock unit awards is computed under the treasury stock method. Stock option awards to purchase 1,548,785 and 2,533,605 shares of common stock during the third quarter of fiscal 2026 and 2025, respectively, and to purchase 1,841,217 and 2,106,309 shares of common stock during the first nine months of fiscal 2026 and 2025, respectively, were excluded from the computation of diluted net earnings per share of common stock because they were anti-dilutive.

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

The net amount of receivables financed for dealers and distributors under this arrangement with Red Iron for the nine months ended July 31, 2026 and August 1, 2025 were $2,107.6 million and $2,019.9 million, respectively. The total amount of net receivables outstanding under this arrangement with Red Iron as of July 31, 2026, August 1, 2025, and October 31, 2025 were $790.0 million, $821.1 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to the company as of July 31, 2026, August 1, 2025, and October 31, 2025 were $20.5 million, $33.5 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine months ended July 31, 2026 and August 1, 2025 were $535.2 million and $505.7 million, respectively. As of July 31, 2026, August 1, 2025, and October 31, 2025, $296.0 million, $272.1 million and $308.3 million, respectively, of receivables financed by HCFC and the other third-party financial institutions were outstanding.
Inventory Repurchase Agreements
The company has entered into a limited inventory repurchase agreement with Red Iron and HCFC under which the company has agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year. Additionally, as a result of the company's floor plan financing agreements with the other third-party financial institutions, the company also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, the company has agreed to repurchase products repossessed by the other third-party financial institutions. As of July 31, 2026, August 1, 2025 and October 31, 2025, the company was contingently liable to repurchase up to a maximum amount of $31.9 million, $30.7 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements. The company's financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. The company has repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended July 31, 2026 and August 1, 2025.
Supplier Finance Program
The company has a supply chain finance service agreement with a third-party financial institution to provide a web-based platform that facilitates the ability of participating suppliers to finance payment obligations from the company with the third-party financial institution. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the company prior to their scheduled due dates at a discounted price to the third-party financial institution. The company's obligations to its suppliers, including amounts due and scheduled payment dates, are not affected by suppliers' decisions to finance amounts under this supply chain finance arrangement. The company guarantees its payment obligations under the supply chain finance arrangement with the third-party financial institution. The company does not pledge assets as security to the suppliers or the third-party financial institution. As of July 31, 2026, August 1, 2025 and October 31, 2025, $87.7 million, $73.9 million, and $68.8 million, respectively, of the company's outstanding payment obligations were financed by participating suppliers through the third-party financial institution's supply chain finance web-based platform. These obligations are presented within accounts payable in the Condensed Consolidated Balance Sheets.
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
The following table presents the lease expense incurred on the company’s operating, short-term, and variable leases:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Operating lease expense	$7.3	$9.5	$22.8	$27.0
Short-term lease expense	2.0	1.1	5.4	3.6
Variable lease expense	1.5	0.7	2.6	1.4
Total lease expense	$10.8	$11.3	$30.8	$32.0
The following table presents supplemental cash flow information related to the company's operating leases:

	Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025
Right-of-use assets obtained in exchange for lease obligations	$13.0	$11.0
Operating cash flows for amounts included in the measurement of lease liabilities	$20.7	$21.2

The following table presents other lease information related to the company's operating leases:

	July 31, 2026	August 1, 2025	October 31, 2025
Weighted-average remaining lease term of operating leases in years	7.6	8.7	8.1
Weighted-average discount rate of operating leases	5.20%	5.09%	5.04%
The following table reconciles the total undiscounted future cash flows based on the anticipated future minimum operating lease payments by fiscal year for the company's operating leases to the present value of operating lease liabilities recorded within the Condensed Consolidated Balance Sheets as of July 31, 2026:

(Dollars in millions)	July 31, 2026
2026 (remaining)	$6.9
2027	24.8
2028	21.6
2029	17.2
2030	13.8
Thereafter	53.8
Total future minimum operating lease payments	138.1
Less: imputed interest	22.1
Present value of operating lease liabilities	$116.0
During the preparation of the financial statements for the third quarter of fiscal 2026, the company recorded a non-cash impairment charge of $13.4 million related to the Monterrey facility right-of-use asset reported under the Residential segment. For additional information regarding the impairment charge, refer to Note 18, Management Actions.

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
As of July 31, 2026, the notional amount outstanding of forward currency contracts designated as cash flow hedging instruments was $358.7 million.
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

The following table presents the fair value and location of the company’s derivative instruments on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Derivative assets:
Derivatives designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	$6.2	$3.0	$3.6
Derivatives not designated as cash flow hedging instruments:
Prepaid expenses and other current assets
Forward currency contracts	0.8	0.5	0.5
Total derivative assets	$7.0	$3.5	$4.1

Derivative liabilities:
Derivatives designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	$1.6	$5.6	$4.3
Derivatives not designated as cash flow hedging instruments:
Accrued liabilities
Forward currency contracts	1.1	1.5	1.3
Total derivative liabilities	$2.7	$7.1	$5.6
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
The following table presents the effects of the master netting arrangements on the fair value of the company’s derivative instruments that are recorded on the Condensed Consolidated Balance Sheets:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Derivative assets:
Forward currency contracts:
Gross amount of derivative assets	$7.1	$3.6	$4.2
Derivative liabilities offsetting derivative assets	0.1	0.1	0.1
Net amount of derivative assets	$7.0	$3.5	$4.1

Derivative liabilities:
Forward currency contracts:
Gross amount of derivative liabilities	$4.3	$8.0	$6.2
Derivative assets offsetting derivative liabilities	1.6	0.9	0.6
Net amount of derivative liabilities	$2.7	$7.1	$5.6

The following table presents the impact and location of the amounts reclassified from AOCL into net earnings on the Condensed Consolidated Statements of Earnings and the impact of derivative instruments on the Condensed Consolidated Statements of Comprehensive Income for the company's derivatives designated as cash flow hedging instruments for the three and nine months ended July 31, 2026 and August 1, 2025:

	Three Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(1.8)	$(1.3)	$6.1	$0.4
Cost of sales	0.6	(0.9)	(0.2)	3.1
Total derivatives designated as cash flow hedging instruments	$(1.2)	$(2.2)	$5.9	$3.5

	Nine Months Ended
	Gain (Loss) Reclassified from AOCL into Earnings		Gain (Loss) Recognized in OCI on Derivatives
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Net sales	$(7.2)	$0.2	$2.6	$(4.8)
Cost of sales	1.1	(4.1)	2.9	7.4
Total derivatives designated as cash flow hedging instruments	$(6.1)	$(3.9)	$5.5	$2.6
The company recognized immaterial gains and losses within other income, net in the Condensed Consolidated Statements of Earnings during the third quarter and first nine months of fiscal 2026 and fiscal 2025, respectively, due to the discontinuance of cash flow hedge accounting on certain forward currency contracts designated as cash flow hedging instruments. As of July 31, 2026, the company expects to reclassify an immaterial amount of losses from AOCL to earnings during the next twelve months.

The following tables present the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives designated as cash flow hedging instruments and the related components excluded from effectiveness testing:

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	July 31, 2026		August 1, 2025
Three Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings (Loss) income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$1,225.8	$(807.7)	$1,131.3	$(749.5)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(1.8)	0.6	(1.3)	(0.9)
(Loss) gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$(1.0)	$0.8	$0.1	$1.0

	(Loss) Gain Recognized in Earnings on Cash Flow Hedging Instruments
(Dollars in millions)	July 31, 2026		August 1, 2025
Nine Months Ended	Net Sales	Cost of Sales	Net Sales	Cost of Sales
Condensed Consolidated Statements of Earnings income (expense) amounts in which the effects of cash flow hedging instruments are recorded	$3,686.8	$(2,449.5)	$3,444.2	$(2,290.1)
(Loss) gain on derivatives designated as cash flow hedging instruments:
Forward currency contracts:
Amount of (loss) gain reclassified from AOCL into earnings	(7.2)	1.1	0.2	(4.1)
Gain on components excluded from effectiveness testing recognized in earnings based on changes in fair value	$1.5	$1.9	$0.8	$2.6
The following table presents the impact and location of derivative instruments on the Condensed Consolidated Statements of Earnings for the company’s derivatives not designated as cash flow hedging instruments:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
(Loss) gain on derivatives not designated as cash flow hedging instruments
Forward currency contracts:
Other (loss) gain, net	$1.6	$(0.6)	$(4.0)	$(4.3)
Total (loss) gain on derivatives not designated as cash flow hedging instruments	$1.6	$(0.6)	$(4.0)	$(4.3)

17	Fair Value Measurements
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
The following tables present, by level within the fair value hierarchy, the company's financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2026, August 1, 2025, and October 31, 2025, according to the valuation technique utilized to determine their fair values (dollars in millions):

		Fair Value Measurements Using Inputs Considered as:
July 31, 2026	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$7.0	$—	$7.0	$—
Total assets	$7.0	$—	$7.0	$—

Liabilities:
Forward currency contracts	$2.7	$—	$2.7	$—
Total liabilities	$2.7	$—	$2.7	$—

		Fair Value Measurements Using Inputs Considered as:
August 1, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$3.5	$—	$3.5	$—
Total assets	$3.5	$—	$3.5	$—

Liabilities:
Forward currency contracts	$7.1	$—	$7.1	$—
Total liabilities	$7.1	$—	$7.1	$—

		Fair Value Measurements Using Inputs Considered as:
October 31, 2025	Fair Value	Level 1	Level 2	Level 3
Assets:
Forward currency contracts	$4.1	$—	$4.1	$—
Total assets	$4.1	$—	$4.1	$—

Liabilities:
Forward currency contracts	$5.6	$—	$5.6	$—
Total liabilities	$5.6	$—	$5.6	$—
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

Other Fair Value Disclosures
The carrying values of the company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt, including current maturities of long-term debt, when applicable, approximate their fair values due to their short-term nature. As of July 31, 2026, August 1, 2025, and October 31, 2025, the company's long-term debt included $724.3 million, $524.3 million, and $724.3 million, respectively, of gross fixed-rate debt that is not subject to variable interest rate fluctuations. The gross fair value of such long-term debt is determined using Level 2 inputs by discounting the projected cash flows based on quoted market rates at which similar amounts of debt could currently be borrowed. As of July 31, 2026, the estimated gross fair value of long-term debt with fixed interest rates was $713.6 million compared to its gross carrying amount of $724.3 million. As of August 1, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $527.9 million compared to its gross carrying amount of $524.3 million. As of October 31, 2025, the estimated gross fair value of long-term debt with fixed interest rates was $733.1 million compared to its gross carrying amount of $724.3 million. For additional information regarding long-term debt with fixed interest rates, refer to Note 6, Indebtedness.

18	Management Actions
During the nine month period ended July 31, 2026, the company continued executing initiatives designed to drive sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. During the first nine months of fiscal 2026, the company completed certain actions associated with its operational footprint optimization and product portfolio rationalization efforts, resulting in facility exit costs and product-line exit costs recognized during the period. Liabilities at the beginning and end of each respective period are immaterial. Total expenses incurred to date in connection with these activities are $124.4 million and remaining costs associated with these initiatives are expected to be immaterial. Charges associated with these initiatives are recorded within Other activities as these costs are not allocated to the company's reportable segments for purposes of evaluating segment operating performance.
Charges recognized in connection with these activities were as follows (in millions):

	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Facility exit costs	$1.8	$6.6	$17.4	$10.8
Product-line exit costs	10.7	0.4	10.5	0.6
Severance and termination benefits	—	0.2	—	3.3
Cost of sales	$12.5	$7.2	$27.9	$14.7
Severance and termination benefits	—	0.2	—	12.2
Other[1]	0.6	0.7	4.9	3.0
Selling, general and administrative expense	$0.6	$0.9	$4.9	$15.2
Facility exit costs	32.4	—	32.4	—
Product-line exit costs	10.7	—	10.7	—
Non-cash impairment charges	$43.1	$—	$43.1	$—
Other income (expense)	(0.9)	(1.1)	3.9	(1.5)
Income tax provision	6.6	1.5	9.8	5.7
Total management actions	$50.5	$7.7	$62.2	$25.7
1Other primarily represents compensation for fully dedicated transformation personnel and other transformation expenses.
During the preparation of the financial statements for the third quarter of fiscal 2026, the company recorded an impairment charge related to the planned exit of the Monterrey manufacturing facility as part of the company's footprint optimization efforts. The impairment charge represents the excess of the assets’ carrying values over their estimated fair values, which were determined using the income approach and Level 3 inputs, including expected sublease rental rates, vacancy periods, and a discount rate. The Monterrey asset group is reported under the Residential segment.
During the preparation of the financial statements for the third quarter of fiscal 2026, the company also recorded an impairment charge related to the exit of a residential mower platform, resulting in non-cash impairment charges to property, plant, and equipment reported under the Residential segment.
As a result of these two actions, the company recorded non-cash impairment charges of an aggregate of $43.1 million for the third quarter of fiscal 2026 which were allocated to property, plant, and equipment and the Monterrey right-of-use asset. These charges resulted in a 1.4 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis of the assets.

19	Subsequent Events
The company has evaluated all subsequent events and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our Condensed Consolidated Financial Statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Unless the context indicates otherwise, the terms "we," "our," or "us" refer to The Toro Company and its consolidated subsidiaries. This MD&A should be read in conjunction with the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior fiscal year. Our MD&A is presented as follows:
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
The cash consideration, net of cash acquired, was $210.3 million ("purchase price"). The purchase price was funded with borrowings under our existing revolving credit facility. As of July 31, 2026, we have substantially completed our process for measuring the fair values of the assets acquired and liabilities assumed based on information available as of the Tornado Infrastructure Equipment closing date, with the exception of our valuation of income taxes as we require additional information to finalize our valuation of income taxes. Thus, the preliminary measurements of fair value reflected for income taxes are subject to change as additional information becomes available and as additional analysis is performed. We expect to finalize our preliminary valuation of income taxes and complete the allocation of the preliminary Tornado Infrastructure Equipment purchase price as soon as practicable, but no later than one year from the closing date of the acquisition, as required. For additional information regarding the Tornado Infrastructure Equipment acquisition, refer to Note 2, Acquisition in the Notes to Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q.
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
There can be no guarantee that any refund, if received, will equal the full amount of IEEPA tariffs paid, and any refund may be subject to further legal, regulatory, or administrative developments. As of July 31, 2026, we have recorded approximately $8 million as a reduction to cost of goods sold. Based on currently available information, we estimate we may be eligible to recover a total of approximately $20 million of IEEPA tariffs paid.
AMP Initiative
In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, which is a multi-year initiative now on track to achieve at least $125 million of run-rate savings by fiscal 2027, up from the initial program estimate of at least $100 million. The program is driven by sustainable supply-base, design-to-value, route-to-market, and operational efficiency transformation. We expect to reinvest a portion of the savings from this initiative to drive further innovation and growth. As of the third quarter of fiscal 2026, the AMP initiative has delivered cumulative cost savings of $123.4 million and anticipated annualized cost savings of $124.9 million. Refer to the section titled "Non-GAAP Financial Measures" for information about the productivity initiative charges incurred to generate these savings.
Manufacturing Facility and Product Line Exits
During the preparation of the financial statements for the third quarter of fiscal 2026, we recorded non-cash impairment charges of $43.1 million in Other activities related to the planned closure of our Monterrey manufacturing facility and the write-down of assets associated with a residential mower platform. These impairment charges are included in the Non-cash impairment charge caption on the Condensed Consolidated Statements of Earnings (Loss), and resulted in a $1.4 million deferred tax asset associated with the remaining tax deductible basis of the manufacturing facility and product line. For additional information regarding these impairment charges, refer to Note 18, Management Actions in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Impairment of Spartan Trade Name
During the third quarter of fiscal 2025, we recorded an impairment charge of $81.1 million related to the indefinite-lived Spartan trade name intangible asset reported under the Professional segment. Subsequent to this impairment charge, the indefinite-lived Spartan trade name intangible asset is fully impaired, resulting in a carrying value of zero. This impairment charge is included in the Non-cash impairment charge caption on the Condensed Consolidated Statements of Earnings (Loss). The impairment charge resulted in a $19.7 million income tax benefit (deferred tax asset) associated with the remaining tax deductible basis of the intangible asset. For additional information regarding the impairment charge, refer to Note 5, Goodwill and Other Intangible Assets, Net in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Overview
Consolidated net sales for the third quarter of fiscal 2026 were $1,225.8 million, up 8.4 percent compared to $1,131.3 million in the third quarter of fiscal 2025. For the first nine months of fiscal 2026, consolidated net sales were $3,686.8 million, up 7.0 percent compared to $3,444.2 million from the same period in the prior fiscal year.
Professional segment net sales for the third quarter of fiscal 2026 were $1,012.6 million, up 8.8 percent compared to $930.8 million in the third quarter of fiscal 2025. For the first nine months of fiscal 2026, Professional net sales were $2,943.2 million, an increase of 8.5 percent compared to $2,713.7 million from the same period in the prior fiscal year.
Residential segment net sales for the third quarter of fiscal 2026 were $209.3 million, up 8.6 percent compared to $192.8 million in the third quarter of fiscal 2025. For the first nine months of fiscal 2026, Residential net sales were $725.7 million, an increase of 2.0 percent compared to $711.2 million from the same period in the prior fiscal year.
Net earnings for the third quarter of fiscal 2026 were $77.0 million, or $0.81 per diluted share, compared to $53.5 million, or $0.54 per diluted share, for the third quarter of fiscal 2025. Net earnings for the first nine months of fiscal 2026 were $290.3 million, or $2.99 per diluted share, compared to $243.1 million, or $2.42 per diluted share, from the same period in the prior fiscal year.
Adjusted net earnings for the third quarter of fiscal 2026 were $126.8 million, or $1.33 per diluted share, compared to $122.5 million, or $1.24 per diluted share, for the third quarter of fiscal 2025. Adjusted net earnings for the first nine months of fiscal 2026 were $354.8 million, or $3.66 per diluted share, compared to $330.2 million, or $3.29 per diluted share, from the same period in the prior fiscal year.
We maintained our tradition of paying quarterly cash dividends and increased our cash dividend for the third quarter of fiscal 2026 by 2.6 percent to $0.39 per share compared to $0.38 per share paid in the third quarter of fiscal 2025. We also repurchased shares of our common stock under our Board authorized stock repurchase program ("stock repurchase program"), thereby reducing our total shares of common stock outstanding. As a result of the combination of quarterly cash dividends and common stock repurchases, we returned $470.9 million of cash to our stockholders during the first nine months of fiscal 2026.
Field inventory was higher as of the end of the third quarter of fiscal 2026 compared to the end of the third quarter of fiscal 2025 primarily due to replenished balances of underground construction products that have reached healthy levels.
Our order backlog represents unfulfilled customer orders at a point in time. Our order backlog as of the end of the third quarter of fiscal 2026 was similar to the end of the third quarter of fiscal 2025 as backlog has largely normalized.
Net Sales
Consolidated net sales for the third quarter of fiscal 2026 were $1,225.8 million, up 8.4 percent compared to $1,131.3 million in the third quarter of fiscal 2025. The increase was primary driven by higher Professional and Residential segment volume, net price realization, and the Tornado acquisition. For the year-to-date period of 2026, consolidated net sales were $3,686.8 million, up 7.0 percent compared to $3,444.2 million from the same period in the prior fiscal year. The increase was primarily driven by net price realization, the Tornado acquisition, and higher Professional segment volume.

	Three Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$1,225.8	8%	$1,131.3
Contributions from volume growth		3%
Net price realization and mix		3%
Foreign currency exchange		—%
Acquisitions/ Divestitures		2%

	Nine Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$3,686.8	7%	$3,444.2
Contributions from volume growth		2%
Net price realization and mix		3%
Foreign currency exchange		—%
Acquisitions/ Divestitures		2%
Net sales in international markets increased by $32.7 million and $32.0 million for the third quarter and year-to-date periods of fiscal 2026, respectively. The increase for the third quarter comparison was primarily due to higher Professional segment volume and the Tornado acquisition.
Changes in foreign currency exchange rates resulted in an increase in our net sales of approximately $1.0 million and $13.0 million for the third quarter and year-to-date periods of fiscal 2026, respectively.
The following table summarizes our results of operations as a percentage of consolidated net sales:

	Three Months Ended		Nine Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.9)	(66.3)	(66.4)	(66.5)
Gross profit	34.1	33.7	33.6	33.5
Selling, general and administrative expense	(21.2)	(20.8)	(21.6)	(21.9)
Non-cash impairment charges	(3.5)	(7.2)	(1.2)	(2.4)
Operating earnings	9.4	5.7	10.8	9.2
Interest expense	(1.1)	(1.3)	(1.2)	(1.3)
Other income, net	0.4	0.7	0.6	0.6
Earnings before income taxes	8.7	5.1	10.2	8.5
Income tax provision	(2.4)	(0.4)	(2.3)	(1.4)
Net earnings	6.3%	4.7%	7.9%	7.1%
Gross Profit and Gross Margin
Gross profit for the third quarter of fiscal 2026 was $418.1 million, up 9.5 percent compared to $381.8 million for the third quarter of fiscal 2025. Gross margin was 34.1 percent for the third quarter of fiscal 2026 compared to 33.7 percent for the third quarter of fiscal 2025, an increase of 40 basis points. The increase in gross margin for the third quarter comparison was primarily due to net price realization, productivity improvements, and net sales leverage, partially offset by higher material and manufacturing costs. Gross profit for the year-to-date period of fiscal 2026 was $1,237.3 million, up 7.2 percent compared to $1,154.1 million for the same period of fiscal 2025. Gross margin was 33.6 percent for the year-to-date period of fiscal 2026 compared to 33.5 percent from the same period in the prior fiscal year, an increase of 10 basis points. The increase in gross margin for the year-to-date comparison was primarily due to net price realization and productivity initiatives, partially offset by higher material and manufacturing costs and product mix.
Selling, General, and Administrative ("SG&A") Expense
SG&A expense increased $23.9 million, or 10.1 percent, for the third quarter of fiscal 2026 and increased $41.3 million, or 5.5 percent, for the year-to-date period of fiscal 2026 compared to the same respective periods of fiscal 2025. As a percentage of net sales, SG&A expense increased 40 basis points for the third quarter of fiscal 2026 and decreased 30 basis points for the year-to-date period of fiscal 2026 compared to the same respective periods of fiscal 2025. The increase in SG&A expense as a percentage of net sales for the third quarter was primarily due to higher incentive expenses. The decrease in the year-to-date comparison was primarily due to net sales leverage, partially offset by higher incentive expenses.
Non-Cash Impairment Charges
We recorded non-cash impairment charges of $43.1 million within our Other activities related to the planned closure of our Monterrey manufacturing facility and the write-down of assets associated with the exit of a residential mower platform product line in the third quarter and year-to-date period of fiscal 2026. In the third quarter and year-to-date period of fiscal 2025, we recorded a non-cash impairment charge of $81.1 million within our Other activities related to the Spartan trade name.
Interest Expense
Interest expense decreased $1.3 million and $3.1 million for the third quarter and year-to-date periods of fiscal 2026, respectively, compared to the same respective periods of fiscal 2025. The decreases in interest expense for the third quarter and year-to-date comparisons were primarily due to lower average interest rates and lower average outstanding borrowings.
Other Income, Net
Other income, net decreased $2.6 million and increased $1.6 million for the third quarter and year-to-date periods of fiscal 2026, respectively, compared to the same respective periods of fiscal 2025. The decrease in other income, net for the third quarter comparison was primarily due to lower income from our Red Iron joint venture, a less favorable net impact from foreign currency, and derivative instruments. The increase in the year-to-date comparison was primarily due to net gains on sale of assets, partially offset by lower income from our Red Iron joint venture.
Income Tax Provision
The effective tax rate for the third quarter and year-to date periods of fiscal 2026 was 28.0 percent and 23.0 percent, respectively, compared to 7.4 percent and 16.9 percent, respectively, in the third quarter of fiscal 2025, primarily due to the impact of non-recurring adjustments and a less favorable geographic mix of earnings. The adjusted effective tax rate for the third quarter and year to date periods of fiscal 2026 was 22.4 percent and 21.9 percent, respectively, compared to an adjusted effective tax rate of 17.3 percent and 18.5 percent, respectively, in the third quarter of fiscal 2025, primarily driven by a less favorable geographic mix of earnings.
Net Earnings
Net earnings for the third quarter of fiscal 2026 were $77.0 million, or $0.81 per diluted share, compared to $53.5 million, or $0.54 per diluted share, for the third quarter of fiscal 2025. Adjusted net earnings for the third quarter of fiscal 2026 were $126.8 million, or $1.33 per diluted share, compared to $122.5 million, or $1.24 per diluted share, for the third quarter of fiscal 2025, an increase of 7.3 percent per diluted share. The increase in net earnings per diluted share for the third quarter comparison was primarily due to the non-cash impairment charge in the prior year and higher Professional and Residential segment profit in the current year, partially offset by higher productivity initiative charges and higher tax expenses in the current quarter.
Net earnings for the first nine months of fiscal 2026 were $290.3 million, or $2.99 per diluted share, compared to $243.1 million, or $2.42 per diluted share, for the same period of fiscal 2025. Adjusted net earnings for the first nine months of fiscal 2026 were $354.8 million, or $3.66 per diluted share, compared to $330.2 million, or $3.29 per diluted share, for the same year-to-date period of fiscal 2025, an increase of 11.2 percent per diluted share. The increase in net earnings per diluted share for the year-to-date comparison was primarily due to the prior year non-cash impairment charge, and higher Professional and Residential segment profit, partially offset by higher productivity initiative charges and higher tax expense.

BUSINESS SEGMENTS
As more fully described in Note 3, Segment Data, of the Notes to the Condensed Consolidated Financial Statements, we operate in two reportable business segments: Professional and Residential. Segment profit/(loss) for our Professional and Residential reportable segments is defined as adjusted earnings before interest and taxes "segment profit/(loss)". Our remaining activities consisting of a wholly-owned domestic distribution company, Red Iron joint venture, certain corporate activities, impairment charges, and the elimination of intersegment revenues and expenses, are presented as "Other" due to their insignificance. Corporate activities include general corporate expenditures, such as finance, human resources, legal, information technology, public relations, business development, and similar activities, productivity initiative charges, and other unallocated corporate assets and liabilities, such as corporate facilities and deferred tax assets and liabilities. The following tables summarize net sales for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	Dollar Value Change	Percentage Change
Professional	$1,012.6	$930.8	$81.8	8.8%
Residential	209.3	192.8	$16.5	8.6
Other	3.9	7.7	(3.8)	(49.4)
Total net sales*	$1,225.8	$1,131.3	$94.5	8.4%
*Includes international net sales of:	$231.9	$199.2	$32.7	16.4%

	Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	Dollar Value Change	Percentage Change
Professional	$2,943.2	$2,713.7	$229.5	8.5%
Residential	725.7	711.2	14.5	2.0
Other	17.9	19.3	(1.4)	(7.3)
Total net sales*	$3,686.8	$3,444.2	$242.6	7.0%
*Includes international net sales of:	$698.2	$666.2	$32.0	4.8%
The following tables summarize segment profit/(loss) for our reportable business segments and Other activities:

	Three Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	Dollar Value Change	Percentage Change
Professional	$211.8	$198.5	$13.3	6.7%
Residential	12.4	3.7	8.7	235.1
Other	(103.5)	(129.3)	25.8	20.0
Total segment profit/(loss)[1]	$120.7	$72.9	$47.8	65.6%

	Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025	Dollar Value Change	Percentage Change
Professional	$573.8	$527.8	$46.0	8.7%
Residential	55.9	37.0	18.9	51.1
Other	(209.7)	(226.3)	16.6	7.3
Total segment profit/(loss)[1]	$420.0	$338.5	$81.5	24.1%
1 Presentation of segment profit/(loss) for the third quarter of fiscal 2025 has been conformed to the current year presentation.
Professional Segment
Segment Net Sales
Worldwide net sales for our Professional segment for the third quarter of fiscal 2026 increased 8.8 percent compared to the third quarter of fiscal 2025. This increase was driven primarily by higher volume, net price realization, and the Tornado acquisition. Worldwide net sales for our Professional segment for the year-to-date period of fiscal 2026 increased 8.5 percent compared to the same period of fiscal 2025. This increase was driven primarily by net price realization, the Tornado acquisition and higher volume of underground construction equipment, snow and ice management products, and stand-on mowers.

	Three Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$1,012.6	9%	$930.8
Contributions from volume growth		3%
Net price realization and mix		3%
Foreign currency exchange		—%
Acquisitions/ Divestitures		3%

	Nine Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$2,943.2	8%	$2,713.7
Contributions from volume growth		2%
Net price realization and mix		3%
Foreign currency exchange		—%
Acquisitions/ Divestitures		2%
Segment Profit/(Loss)
Professional segment profit for the third quarter of fiscal 2026 increased 6.7 percent compared to the third quarter of fiscal 2025, and Professional segment profit margin decreased to 20.9 percent from 21.3 percent in the third quarter of fiscal 2025. The decrease in Professional segment profit margin was primarily due to higher material and manufacturing costs and product mix, partially offset by net price realization, productivity improvements, and net sales leverage. Professional segment profit for the year-to-date period of fiscal 2026 increased 8.7 percent compared to the same period of fiscal 2025, and Professional segment margin increased to 19.5 percent from 19.4 percent for the year-to-date period of fiscal 2025. The increase in Professional segment profit margin was primarily due to net price realization, productivity improvements, and net sales leverage, partially offset by higher material and manufacturing costs and product mix.
Residential Segment
Segment Net Sales
Worldwide net sales for our Residential segment for the third quarter of fiscal 2026 increased 8.6 percent compared to the third quarter of fiscal 2025. The increase in Residential segment net sales was primarily driven by higher volume of walk power mowers and net price realization. Worldwide net sales for our Residential segment for the year-to-date period of fiscal 2026 increased 2.0 percent compared to the same period of fiscal 2025. The increase in Residential segment net sales was primarily driven by net price realization and higher snow product volume, partially offset by lower lawn-care product volume.

	Three Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$209.3	9%	$192.8
Contributions from volume growth		7%
Net price realization and mix		2%
Foreign currency exchange		—%
Acquisitions/ Divestitures		—%

	Nine Months Ended
(Dollars in millions)	July 31, 2026	Fiscal 2026 vs. 2025 Percentage Change	August 1, 2025
Net sales (in millions)	$725.7	2%	$711.2
Contributions from volume growth		(1)%
Net price realization and mix		3%
Foreign currency exchange		—%
Acquisitions/ Divestitures		—%

Segment Profit/(Loss)
Residential segment profit for the third quarter of fiscal 2026 increased 235.1 percent compared to the third quarter of fiscal 2025, and Residential segment profit margin increased to 5.9 percent from 1.9 percent in the third quarter of fiscal 2025. The increase in Residential segment profit margin for the third quarter of fiscal 2026 was largely driven by productivity improvements, net price realization, net sales leverage, and prior year inventory valuation adjustments that did not recur, partially offset by higher material and manufacturing costs. Residential segment profit for the year-to-date period of fiscal 2026 increased 51.1 percent compared to the same period of fiscal 2025, and Residential segment profit margin increased to 7.7 percent from 5.2 percent in the year-to-date period of fiscal 2025. The increase in Residential segment profit margin for the year-to-date period of fiscal 2026 was largely driven by net price realization, productivity improvements, cost savings measures, and product mix, partially offset by higher material and manufacturing costs.
Other Activities
Other Net Sales
Net sales for our Other activities includes sales from our wholly-owned domestic distribution company net of intersegment sales from the Professional and Residential segments to the distribution company. Net sales for our Other activities in the third quarter of fiscal 2026 decreased by $3.8 million compared to the third quarter of fiscal 2025. Net sales for our Other activities in the year-to-date period of fiscal 2026 decreased by $1.4 million compared to the same period in fiscal 2025.
Other Profit (Loss)
The operating loss for our Other activities for the third quarter of fiscal 2026 decreased $25.8 million compared to the third quarter of fiscal 2025, primarily due to the prior year non-cash impairment charge, partially offset by higher productivity initiative charges and higher corporate expenses in the current year. The operating loss of our Other Activities for the year-to-date period of fiscal 2026 decreased $16.6 million compared to same period in fiscal 2025, primarily due to the non-cash impairment charge in the prior year, partially offset by higher productivity initiative charges and higher corporate and incentive expenses.

FINANCIAL POSITION
Working Capital
Our ongoing goal is to maintain requisite inventory levels to meet our anticipated production requirements, avoid manufacturing delays, and meet the demand for our products, as well as working to ensure service parts availability for our customers. Accounts receivable as of the end of the third quarter of fiscal 2026 increased $23.4 million, or 5.0 percent, compared to the end of the third quarter of fiscal 2025, primarily driven by the Tornado acquisition. Inventory levels were down $153.5 million, or 14.8 percent, as of the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, primarily driven by lower finished goods balances, primarily related to strong mowing season demand by both homeowners and contractors. Accounts payable increased $78.6 million, or 20.4 percent, as of the end of the third quarter of fiscal 2026 compared to the end of the third quarter of fiscal 2025, primarily due to higher purchases.
Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2026 was $476.2 million compared to $348.9 million for the first nine months of fiscal 2025. This change was primarily due to net favorable fluctuations in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities for the first nine months of fiscal 2026 was $248.2 million compared to $50.7 million for the first nine months of fiscal 2025. This change was primarily due to the Tornado acquisition in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities for the first nine months of fiscal 2026 was $396.5 million compared to $298.1 million for the first nine months of fiscal 2025, primarily due to net lower debt borrowings and higher common stock repurchases, partially offset by higher proceeds from the exercise of stock options.

Liquidity and Capital Resources
As of July 31, 2026, we had available liquidity of $1,033.2 million, consisting of cash and cash equivalents of $175.3 million, of which $141.3 million was held by our foreign subsidiaries, and availability under our revolving credit facility of $857.9 million. We believe our current liquidity position, including the funds available through existing, and potential future, financing arrangements and forecasted cash flows from operations will be sufficient to provide the necessary capital resources for our anticipated working capital needs, payroll, and other administrative costs, capital expenditures, lease payments, purchase commitments, contractual obligations, acquisitions, investments, establishment of new facilities, expansion and renovation of existing facilities, financing receivables from customers that are not financed with Red Iron or other third-party financial institutions, contingent consideration payments, debt repayments, interest payments, quarterly cash dividend payments, and common stock repurchases, all as applicable, for at least the next twelve months.
Indebtedness
Our debt arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. The following is a summary of our indebtedness:

(Dollars in millions)	July 31, 2026	August 1, 2025	October 31, 2025
Revolving credit facility, due October 2029	$40.0	$115.0	$—
Term loan, due October 2029	200.0	200.0	200.0
Term loan, due April 2027	—	195.0	—
3.81% series A senior notes, due June 2029	100.0	100.0	100.0
3.91% series B senior notes, due June 2031	100.0	100.0	100.0
3.97% senior notes, due June 2032	100.0	100.0	100.0
5.27% senior notes, due September 2032	200.0	—	200.0
7.8% debentures, due June 2027	100.0	100.0	100.0
6.625% senior notes, due May 2037	124.3	124.3	124.3
Less: unamortized debt issuance costs	2.3	2.1	2.8
Total debt	962.0	1,032.2	921.5
Less: current maturities and short-term borrowings	—	20.0	—
Long-term debt, less current portion	$962.0	$1,012.2	$921.5
From time to time, we may seek to refinance existing debt and incur additional indebtedness depending on our capital requirements and the availability and cost of financing.
As of July 31, 2026, we had $40.0 million outstanding borrowings under our revolving credit facility and $2.1 million outstanding under the sublimit for standby letters of credit, which resulted in $857.9 million of unutilized availability under our revolving credit facility's $900 million borrowing capacity.
We are in compliance with our debt covenants and other requirements of our revolving credit facility and term loan credit agreements, indentures, and private placement note purchase agreements.
Cash Dividends
Our Board of Directors approved a cash dividend of $0.39 per share for the third quarter of fiscal 2026 that was paid on July 10, 2026. This was an increase of 2.6 percent over our cash dividend of $0.38 per share for the third quarter of fiscal 2025. We expect to continue paying our quarterly cash dividend to stockholders for the remainder of fiscal 2026.
Common Stock Repurchases
During the first nine months of fiscal 2026, we repurchased 3,915,301 shares of our common stock under our stock repurchase program, thereby reducing our total shares of common stock outstanding. As of July 31, 2026, 6,476,489 shares of common stock remained available for repurchase under our stock repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of fiscal 2026, depending on our cash balance, debt repayments, market conditions, our anticipated working capital needs, the price of our common stock, investment priorities, and/or other factors.
Customer Financing Arrangements
Our customer financing arrangements are described in further detail in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes to our customer financing arrangements during the first nine months of fiscal 2026.
Inventory Financing
We are party to inventory financing arrangements with Red Iron, HCFC, and other third-party financial institutions which provide inventory financing to certain dealers and distributors of certain of our products in the U.S. and internationally.

The net amount of receivables financed for dealers and distributors under the arrangement with Red Iron for the nine month periods ended July 31, 2026 and August 1, 2025 were $2,107.6 million and $2,019.9 million, respectively. The total amount of net receivables outstanding under the arrangement with Red Iron as of July 31, 2026, August 1, 2025 and October 31, 2025 were $790.0 million, $821.1 million and $807.6 million, respectively. The total amount of receivables due from Red Iron to us as of July 31, 2026, August 1, 2025 and October 31, 2025 were $20.5 million, $33.5 million and $21.6 million, respectively.
The net amount of receivables financed for dealers and distributors under the arrangements with HCFC and the other third-party financial institutions for the nine month periods ended July 31, 2026 and August 1, 2025 were $535.2 million and $505.7 million, respectively. The total amount of net receivables outstanding under the arrangements with HCFC and the other third-party financial institutions as of July 31, 2026, August 1, 2025, and October 31, 2025 were $296.0 million, $272.1 million, and $308.3 million, respectively.
Inventory Repurchase Agreements
We have entered into a limited inventory repurchase agreement with Red Iron and HCFC under which we have agreed to repurchase certain repossessed products, up to a maximum aggregate amount of $7.5 million in a calendar year.
Additionally, as a result of our financing agreements with the other third-party financial institutions, we have also entered into inventory repurchase agreements with the other third-party financial institutions. Under such inventory repurchase agreements, we have agreed to repurchase products repossessed by the other third-party financial institutions. As of July 31, 2026, August 1, 2025, and October 31, 2025, we were contingently liable to repurchase up to a maximum amount of $31.9 million, $30.7 million, and $29.0 million, respectively, of inventory related to receivables under these inventory repurchase agreements.
Our financial exposure under these inventory repurchase agreements is limited to the difference between the amount paid to Red Iron, HCFC or other third-party financing institutions for repurchases of inventory and the amount received upon subsequent resale of the repossessed product. We have repurchased immaterial amounts of inventory pursuant to such arrangements for the nine months ended July 31, 2026 and August 1, 2025. However, a decline in retail sales or financial difficulties of our distributors or dealers could cause this situation to change and thereby require us to repurchase financed product, which could have an adverse effect on our results of operations, financial position, or cash flows.
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

Reconciliation of Non-GAAP Financial Measures
The following table provides a reconciliation of the non-GAAP financial performance measures used in this report to the most directly comparable measures calculated and reported in accordance with U.S. GAAP for the three and nine month periods ended July 31, 2026 and August 1, 2025:

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Gross profit	$418.1	$381.8	$1,237.3	$1,154.1
Acquisition-related costs[1]	(1.0)	—	3.1	—
Productivity initiative[2]	12.5	7.2	27.9	14.7
Adjusted gross profit	$429.6	$389.0	$1,268.3	$1,168.8

Gross margin	34.1%	33.7%	33.6%	33.5%
Acquisition-related costs[1]	(0.2)%	—%	0.1%	—%
Productivity initiative[2]	1.1%	0.7%	0.8%	0.4%
Adjusted gross margin	35.0%	34.4%	34.4%	33.9%

Operating earnings	$115.2	$64.8	$397.3	$317.4
Acquisition-related costs[1]	(0.7)	—	5.0	—
Productivity initiative[2]	56.2	8.1	75.9	29.9
Non-cash impairment charge[3]	—	81.1	—	81.1
Adjusted operating earnings	$170.7	$154.0	$478.2	$428.4

Operating earnings margin	9.4%	5.7%	10.8%	9.2%
Acquisition-related costs[1]	(0.1)%	—%	0.1%	—%
Productivity initiative[2]	4.6%	0.7%	2.1%	0.9%
Non-cash impairment charge[3]	—%	7.2%	—%	2.3%
Adjusted operating earnings margin	13.9%	13.6%	13.0%	12.4%

Earnings before income taxes	$106.9	$57.8	$377.2	$292.6
Acquisition-related costs[1]	(0.7)	—	5.0	—
Productivity initiative[2]	57.1	9.2	72.0	31.4
Non-cash impairment charge[3]	—	81.1	—	81.1
Adjusted earnings before income taxes	$163.3	$148.1	$454.2	$405.1

Income tax provision	$29.9	$4.3	$86.9	$49.5
Acquisition-related costs[1]	—	—	1.2	—
Productivity initiative[2]	6.6	1.5	9.8	5.7
Non-cash impairment charge[3]	—	19.7	—	19.7
Tax impact of stock-based compensation[4]	—	0.1	1.5	—
Adjusted income tax provision	$36.5	$25.6	$99.4	$74.9

Net earnings	$77.0	$53.5	$290.3	$243.1
Acquisition-related costs, net of tax[1]	(0.7)	—	3.8	—
Productivity initiative, net of tax[2]	50.5	7.7	62.2	25.7
Non-cash impairment charge, net of tax[3]	—	61.4	—	61.4
Tax impact of stock-based compensation[4]	—	(0.1)	(1.5)	—
Adjusted net earnings	$126.8	$122.5	$354.8	$330.2

Net earnings per diluted share	$0.81	$0.54	$2.99	$2.42
Acquisition-related costs, net of tax[1]	(0.01)	—	0.04	—
Productivity initiative, net of tax[2]	0.53	0.08	0.65	0.26
Non-cash impairment charge, net of tax[3]	—	0.62	—	0.61
Tax impact of stock-based compensation[4]	—	—	(0.02)	—
Adjusted net earnings per diluted share	$1.33	$1.24	$3.66	$3.29

Effective tax rate	28.0%	7.4%	23.0%	16.9%
Productivity initiative[2]	(5.7)%	—%	(1.5)%	—%
Non-cash impairment charge[3]	—%	9.7%	—%	1.6%
Tax impact of stock-based compensation[4]	0.1%	0.2%	0.4%	—%
Adjusted effective tax rate	22.4%	17.3%	21.9%	18.5%

1    On December 8, 2025, we completed the acquisition of Tornado Infrastructure Equipment. For additional information regarding this acquisition, refer to Note 2, Acquisition, within the Notes to Condensed Consolidated Financial Statements included within Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Acquisition-related costs for the three and nine month periods ended July 31, 2026 represent integration costs and amortization of the backlog intangible asset and inventory step-up resulting from purchase accounting adjustments.
2    In the first quarter of fiscal 2024, we launched a significant productivity initiative named AMP, as discussed in more detail under the heading "Company Overview-AMP Initiative" in this section. We considered the nature, frequency, and scale of this initiative compared to our prior productivity initiatives when determining that the expenses associated with AMP, unlike our prior productivity initiatives, are not common, normal, recurring operating expenses and are not representative of our ongoing business operations. Productivity initiative charges for the three and nine month periods ended July 31, 2026 and August 1, 2025 primarily represent facility exit-related costs and gains, product-line exit costs, severance and termination benefits, compensation for fully-dedicated AMP personnel, and third-party consulting costs.
3    At the end of the third quarter of fiscal 2026, we recorded non-cash impairment charges within Other activities related to manufacturing facility and product line exits as discussed in more detail under the heading "Company Overview-Manufacturing Facility and Product Line Exits" in this section. At the end of the third quarter of fiscal 2025, we recorded a non-cash impairment charge within Other activities related to the Spartan trade name.
4    The accounting standards codification guidance governing employee stock-based compensation requires that any excess or deficient tax deduction for stock-based compensation be immediately recorded within income tax expense. Employee stock-based compensation activity, including the exercise of stock options, can be unpredictable and can significantly impact our net earnings, net earnings per diluted share, and effective tax rate. These amounts represent the discrete tax benefits recorded as excess tax deductions for stock-based compensation during the three and nine month periods ended July 31, 2026 and August 1, 2025.
Reconciliation of Non-GAAP Liquidity Measures
We define free cash flow as net cash provided by operating activities less purchases of property, plant, and equipment. Free cash flow conversion percentage represents free cash flow as a percentage of net earnings. We consider free cash flow and free cash flow conversion percentage to be non-GAAP liquidity measures that provide useful information to management and investors about our ability to convert net earnings into cash resources that can be used to pursue opportunities to enhance stockholder value, fund ongoing and prospective business initiatives, and strengthen our Condensed Consolidated Balance Sheets, after reinvesting in necessary capital expenditures required to maintain and grow our business. The following table provides a reconciliation of non-GAAP free cash flow and free cash flow conversion percentage to net cash provided by operating activities, which is the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, for the nine month periods ended July 31, 2026 and August 1, 2025:

	Nine Months Ended
(Dollars in millions)	July 31, 2026	August 1, 2025
Net cash provided by operating activities	$476.2	$348.9
Less: Purchases of property, plant, and equipment	51.1	57.0
Free cash flow	425.1	291.9
Net earnings, excluding the non-cash impairment charges of $43.1 million and $81.1 million, respectively	$333.4	$324.2
Free cash flow conversion percentage	127.5%	90.0%
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
The foreign currency exchange contracts in the table below have maturity dates in fiscal 2026 through fiscal 2029. All items are non-trading and stated in U.S. dollars. As of July 31, 2026, the average contracted rate, notional amount, fair value, and the gain (loss) at fair value of outstanding derivative instruments were as follows:

(Dollars in millions, except average contracted rate)	Average Contracted Rate	Notional Amount	Fair Value	Gain (Loss) at Fair Value
Buy U.S. dollar/Sell Australian dollar	0.6649	$88.3	$84.6	$(3.7)
Buy U.S. dollar/Sell Canadian dollar	1.3656	50.5	51.2	0.7
Buy U.S. dollar/Sell Euro	1.1709	197.4	198.7	1.3
Buy U.S. dollar/Sell British pound	1.3230	64.5	63.9	(0.6)
Buy Mexican peso/Sell U.S. dollar	19.9066	$59.0	$65.6	$6.6
Our net investment in foreign subsidiaries translated into U.S. dollars is not hedged. Any changes in foreign currency exchange rates would be reflected as a foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders’ equity on the Condensed Consolidated Balance Sheets, and would not impact net earnings.
Interest Rate Risk
Our interest rate risk relates primarily to fluctuations in variable interest rates on our revolving credit facility and term loan credit agreements, as well as the potential increase in the fair value of our fixed-rate long-term debt resulting from a potential decrease in interest rates. We generally do not use interest rate swaps to mitigate the impact of fluctuations in interest rates. We have no earnings or cash flow exposure due to interest rate risks on our fixed-rate long-term debt obligations. Our indebtedness as of July 31, 2026 includes $724.3 million of gross fixed-rate long-term debt that is not subject to variable interest rate fluctuations, $200.0 million of gross variable rate debt under our term loan credit agreements, and $40.0 million outstanding under our variable rate revolving credit facility.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three month period ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Periodically, the company's Board of Directors authorizes the repurchase of shares of the company's common stock in open-market or privately negotiated transactions under the company's stock repurchase program. The stock repurchase program has no expiration date but may be terminated by the company's Board of Directors at any time. Shares of the company's common stock surrendered by employees to satisfy minimum tax withholding obligations upon vesting of certain stock-based compensation awards are not a part of the stock repurchase program. The following table sets forth information with respect to shares of the company's common stock repurchased by the company during each of the three fiscal months in the company's third quarter ended July 31, 2026:

Period	Total Number of Shares (or Units) Repurchased[1,2,3]	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Repurchased As Part of Publicly Announced Plans or Programs[1,2]	Maximum Number of Shares (or Units) that May Yet Be Repurchased Under the Plans or Programs[1,2]
May 2, 2026 through May 29, 2026	158,156	$94.21	158,156	7,108,380
May 30, 2026 through July 3, 2026	546,486	91.49	546,486	6,561,894
July 4, 2026 through July 31, 2026	86,584	93.59	85,405	6,476,489
Total	791,226	$92.27	790,047
1    On December 10, 2024, the company’s Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of common stock under the stock repurchase program. The company repurchased 790,047 shares under this tranche of the stock repurchase program during the period indicated above and as a result, 476,489 shares remained available to repurchase as of July 31, 2026.
2    On December 9, 2025, the company’s Board of Directors authorized the repurchase of up to an additional 6,000,000 shares of common stock under the stock repurchase program. No shares of common stock were repurchased under this tranche of the stock repurchase program during the time period indicated above.
3    Includes 1,179 shares of the company’s common stock repurchased in open-market transactions at an average price of $94.08 per share on behalf of a rabbi trust formed to pay benefit obligations of the company to participants in the company's deferred compensation plans. These 1,179 shares were not repurchased under the stock repurchase program.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the company’s third quarter ended July 31, 2026, none of its directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibit No.	Description
	2.1(1)	Amended and Restated Agreement To Form Joint Venture, dated June 4, 2026, between The Toro Company, and Huntington Distribution Finance, Inc. (filed herewith).

2.2(1)
Amended and Restated Limited Liability Company Agreement of Red Iron Acceptance, LLC, dated as of June 4, 2026, between Red Iron Holding Corporation and Huntington Joint Venture I, LLC (filed herewith).

	2.3(1)	Amended and Restated Credit and Security Agreement, dated as June 4, 2026, between Red Iron Acceptance, LLC and Huntington Distribution Finance, Inc. (filed herewith).

3.1 and 4.1
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

101
The following financial information from The Toro Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2026, filed with the SEC on September 3, 2026, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Statements of Earnings for the three and nine month periods ended July 31, 2026 and August 1, 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended July 31, 2026 and August 1, 2025, (iii) Condensed Consolidated Balance Sheets as of July 31, 2026, August 1, 2025, and October 31, 2025, (iv) Condensed Consolidated Statement of Cash Flows for the nine month periods ended July 31, 2026 and August 1, 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine month periods ended July 31, 2026 and August 1, 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

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

THE TORO COMPANY
(Registrant)

Date: September 3, 2026	By:	/s/ Angela C. Drake
Angela C. Drake
Vice President and Chief Financial Officer
(duly authorized officer, principal financial officer, and principal accounting officer)